Form 10-Q
period 1996-03-31
JMAR INDUSTRIES INC
filed 1996-05-14
CIK 857953

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1996
                         Commission File Number 1-10515


                              JMAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                             68-0131180
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                           identification number)


                           3956 Sorrento Valley Blvd.
                               San Diego, CA 92121
                                 (619) 535-1706
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                                    Yes X No
                                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (May 1, 1996).


                 Common Stock, $.01 par value: 14,428,585 shares


===============================================================================

                              JMAR INDUSTRIES, INC.

                                      INDEX

                                                                                                 PAGE #
                                                                                                 -----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets - December 31, 1995 and
              March 31, 1996                                                                        2

              Consolidated Statements of Operations - Three months ended
              March 31, 1996 and 1995                                                               3

              Consolidated Statements of Cash Flows - Three months ended
              March 31, 1996 and 1995                                                               4

              Notes to Consolidated Financial Statements                                            5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                             7


PART II.      OTHER INFORMATION

Item 1.       Legal Proceeding                                                                      10

Item 2.       N/A

Item 3.       N/A

Item 4.       N/A

Item 5.       N/A

Item 6.       Reports on Form 8-K                                                                   10

                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1996 and December 31, 1995

===================================================================================================================
                                                                                 March 31, 1996   December 31, 1995
                             ASSETS                                              --------------   -----------------
                                                                                   (Unaudited)
Current Assets:
     Cash and cash equivalents.........................................          $  1,853,833       $  1,837,647
     Accounts receivable, net..........................................             1,875,018          1,742,484
     Notes receivable..................................................               539,183            979,165
     Inventories (Note 2)..............................................             2,992,861          2,585,575
     Prepaid expenses and other .......................................               236,508            137,736
                                                                                 ------------       ------------
         Total current assets..........................................             7,497,403          7,282,607
Notes receivable.......................................................               226,069            129,502
Receivable from officer................................................                70,360             69,524
Property and equipment, net (Note 3)...................................               500,300            571,622
Equity securities, at cost.............................................               621,000            621,000
Other assets, net......................................................               306,418            290,208
Goodwill, net..........................................................               275,451            284,532
                                                                                 ------------       ------------

         TOTAL ASSETS..................................................          $  9,497,001       $  9,248,995
                                                                                 ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable..................................................          $    810,336       $    455,715
     Accrued liabilities...............................................               401,758            215,768
     Accrued payroll and related costs.................................               371,591            423,845
        Customer deposits .............................................               310,085              5,263
     Notes payable.....................................................             1,180,767          1,526,929
                                                                                 ------------
                                                                                                    ------------
         Total current liabilities.....................................             3,074,537          2,627,520
                                                                                 ------------
                                                                                                    ------------
Convertible notes payable..............................................             1,545,377          1,536,273
                                                                                 ------------       ------------
Contingencies (Note 6)
Stockholders' equity (Note 5):
     Preferred stock, $.01 par value;
       5,000,000 shares authorized; None issued and outstanding
          as of December 31, 1995 and March 31, 1996...................                     -                  -

     Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 14,228,585 shares as of December 31, 1995
       and 14,428,585 shares as of March 31, 1996......................               144,286            142,286

     Additional-paid in capital........................................            31,942,142         31,796,142

     Accumulated deficit...............................................           (27,209,341)       (26,853,226)
                                                                                 ------------       ------------

         Total stockholders'  equity...................................             4,877,087          5,085,202
                                                                                 ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................          $  9,497,001       $  9,248,995
                                                                                 ============       ============

=================================================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1996 and 1995
                                   (Unaudited)

==================================================================================================================
                                                                                        Three Months Ended
                                                                                 ---------------------------------
                                                                                 March 31, 1996     March 31, 1995
                                                                                 --------------     --------------

Sales..................................................................           $ 2,457,395        $ 2,899,934

Costs of sales.........................................................             1,419,028          1,689,547
                                                                                                     -----------
                                                                                  -----------

     Gross profit......................................................             1,038,367          1,210,387
                                                                                  -----------        -----------

Operating expenses:

  Selling, general and administrative..................................               983,731            961,780

  Research, development and engineering................................               273,860            241,543
                                                                                  -----------        -----------

  Total operating expenses ............................................             1,257,591          1,203,323
                                                                                  -----------        -----------

Income (loss) from operations..........................................              (219,224)             7,064

Interest and other income (expense), net...............................               (62,688)            22,480

Interest expense.......................................................               (74,201)           (81,105)
                                                                                  -----------        -----------


Net loss...............................................................           $  (356,113)       $   (51,561)
                                                                                  ===========        ===========


Net loss per common share  (Note 4)....................................           $     (0.02)       $     (0.00)
                                                                                  ===========        ===========

Weighted average common shares
  outstanding .........................................................            14,270,893         12,243,970
                                                                                  ===========        ===========

=================================================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

===================================================================================================================
                                                                                        Three Months Ended
                                                                                 ----------------------------------
                                                                                 March 31, 1996      March 31, 1995
                                                                                 --------------      --------------
Cash flows from operating activities:

     Net loss..........................................................            $ (356,113)        $  (51,561)
     Adjustments to reconcile net loss to net cash used
       in operating activities:

     Depreciation and amortization.....................................               123,269            176,353

     Change in assets and liabilities:
       (Increase) decrease in:
       Accounts receivable.............................................             (132,534)           (401,542)
       Inventories.....................................................             (407,286)           (401,104)
       Prepaid expenses and other......................................              (98,772)             15,690
       Other assets....................................................              (23,816)            (55,019)
       Increase in:
       Accounts payable and accrued liabilities........................               793,178             82,264
                                                                                   ----------         ----------

     Net cash used in operating activities.............................              (102,074)          (634,919)
                                                                                   ----------         ----------
Cash flows from investing activities:
     Capital expenditures..............................................               (22,246)           (53,681)
     Increase in notes receivable......................................              (100,000)                 -
     Payments received on notes receivable.............................               443,414            500,000
     Patent costs......................................................                (3,910)                 -
     Receivable from officer...........................................                  (836)            (3,092)
                                                                                   ----------         ----------
         Net cash provided  by investing activities....................               316,422            443,227
                                                                                   ----------         ----------
Cash flows from financing activities:
     Net borrowings (payments) of short-term debt......................              (346,162)           134,738
     Payments of notes payable.........................................                     -           (109,155)
     Net proceeds from the issuance of common stock....................               148,000                 59
                                                                                   ----------         ----------
         Net cash provided by (used in) financing activities...........              (198,162)            25,642
                                                                                   ----------         ----------
Net increase (decrease) in cash and cash equivalents...................                16,186           (166,050)
Cash and cash equivalents, beginning of period.........................             1,837,647          1,945,378
                                                                                   ----------         ----------
Cash and cash equivalents, end of period...............................            $1,853,833         $1,779,328
                                                                                   ==========         ==========

=================================================================================================================

                              JMAR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of JMAR Industries, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

         The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1995. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

(2)      INVENTORIES

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Inventories consist of the following:

                                                                           March 31, 1996         December 31, 1995
                                                                           --------------         -----------------
Raw materials.................................................               $1,189,628               $1,333,163

Work in process...............................................                1,007,024                  725,109

Finished goods................................................                  796,209                  527,303
                                                                             ----------               ----------

                                                                             $2,992,861               $2,585,575
                                                                             ==========               ==========

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3)      PROPERTY AND EQUIPMENT

         As of March 31, 1996 and December 31, 1995, property and equipment consist of the following:

                                                                           March 31, 1996        December 31, 1995
                                                                           --------------        -----------------
Equipment and machinery.......................................              $ 1,835,562             $ 1,815,406

Furniture and fixtures........................................                  254,223                 253,211

Leasehold improvements........................................                   44,851                  43,775
                                                                            -----------             -----------

                                                                              2,134,636               2,112,392

Less-accumulated depreciation                                                (1,634,336)             (1,540,770)
                                                                            -----------             -----------

                                                                            $   500,300             $   571,622
                                                                            ===========             ===========

(4)      LOSS PER SHARE

         Loss per share is computed based on the weighted average number of common shares outstanding during each period. Common stock equivalents are not included in the calculation of loss per share as their effect would be antidilutive.

(5)      EQUITY TRANSACTIONS

         During the three months ended March 31, 1996, the Company received $160,000 from private placements of common stock.

(6)      CONTINGENCIES

                  In July, 1995, a lawsuit was filed against Benchmark (a subsidiary of the Company which no longer has any assets or operations) and Raytheon Company by two individuals in the U.S. District Court for New Hampshire for an incident which occurred prior to the Company's acquisition of Benchmark in September, 1992. The lawsuit alleges duty to warn, strict product liability, negligence and ultrahazardous activity and loss of consortium. The plaintiff seeks general and compensatory damage in the amount of $3,000,000. Benchmark believes that it has valid defenses to this action. Benchmark has submitted the lawsuit to its insurance carrier and believes that coverage is available for this lawsuit. Benchmark's insurance company is currently paying the cost of defense of this lawsuit. In addition, Benchmark is investigating whether any other parties are responsible for the claims that are asserted in the lawsuit. JMAR has not been named as a party to this suit and does not believe that there are any grounds for the plaintiff to assert this claim against JMAR directly.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

         Results of Consolidated Operations

         Revenues for the three months ended March 31, 1996 and 1995 were $2,457,395 and $2,899,934, respectively. The decrease of $442,539 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily attributable to, among other things, delays in the introduction of certain new products, delays in shipping certain products in order to incorporate certain customer engineering upgrades to an existing product, a different mix related to the Company's U.S. Government contract at JTC and the dilution of senior management's time as a result of the ongoing negotiations and due diligence activities in connection with the proposed acquisition of California ASIC Technical Services, Inc. ("CATS") which was announced in early February 1996.

         The Company's current outlook for the rest of fiscal year 1996 is positive, although if the Company successfully completes the acquisition of CATS it expects to experience an adverse impact on profits in the near term followed by contribution to Company profit in subsequent years. Product book-to-bill ratio for the first four months of 1996 was approximately 1.9 and manufacturing equipment product backlog as of April 30, 1996 was approximately $4,209,000. Reference is made to the "Factors That May Affect Future Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1995.

         The Company's research, development and engineering program consists of two components: that which is paid for by customers such as the U.S. government ("Customer-Funded RD&E"); and that which is paid for by the Company. The costs incurred by the Customer-Funded RD&E are included in the "Costs of Sales" category of expenses and totaled $266,819 and $411,246 for the three months ended March 31, 1996 and 1995, respectively. The cost of the company - funded RD&E is included in "Operating Expenses." Those operating RD&E expenses were $273,860 and $241,543 for the three months ended March 31, 1996 and 1995, respectively. Therefore, total RD&E expenses for the three month periods were $540,679 and $652,789 for 1996 and 1995, respectively. Some of the more significant research and development projects the Company is working on in 1996 include (i) continued development of a miniature laser lancet system for needleless extraction of blood from the body; (ii) continued development of an x-ray lithography source and novel advanced optical lithography sources; (iii) continued development of a fully integrated tabletop unit used in the microelectronics industry for non-contact high precision measurement of electronic component dimensions; (iv) continued development of a media defect inspection system for failure analysis for the disk drive industry; and (v) continued development of a standard platform for laser machining and welding applications.

         Interest and other income (expense) for 1996 includes a non-recurring charge of $80,000 relating to an investment disposed of in a prior year.

         Interest expense was $74,201 and $81,105 for the three months ended March 31, 1996 and 1995, respectively. The decrease in interest expense in 1996 is due to the conversion of $700,000 of convertible notes in 1995, offset in part by an increase in interest expense related to the Company's working capital line of credit with Comerica Bank.

         In November 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", which establishes a fair-value-based method of accounting for stock compensation plans with employees and others. The Company is not required to adopt, and has not adopted, the recognition and measurement aspects of SFAS No.123. The Company is required to adopt the disclosure requirements of SFAS No. 123 in its year end financial statements.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         The Company's working capital as of March 31, 1996 and December 31, 1995 was $4,422,866 and $4,655,087, respectively.

         The Company had cash and cash equivalents at March 31, 1996 and December 31, 1995 of $1,853,833 and $1,837,647, respectively. The increase in cash and cash equivalents for the three months ended March 31, 1996 was $16,186 as compared to a decrease in cash of $166,050 for the three months ended March 31, 1995. The increase in cash during the three months ended March 31, 1996 resulted from cash provided by investing activities of $316,422 (primarily cash received from the note receivable related to the sale of Surgilase less a loan to CATS of $100,000 (see below) and capital expenditures) offset in part by cash used in operations of $102,074 and cash used in financing activities of $198,162 (primarily net payments of short-term debt less net proceeds from the issuance of common stock). The decrease in cash during the three months ended March 31, 1995 resulted from cash used in operations of $634,919 (primarily to finance inventory purchases and accounts receivable) offset in part by cash provided by investing activities of $443,227 (primarily cash received from the note receivable related to the sale of Surgilase less capital expenditures) and cash provided by financing activities of $25,642.

         The Company anticipates that its operations will continue to require the use of working capital. The working capital of PPL is generally funded through its working capital line (the "Line") with a bank (the "Bank") and the operations of JTC are currently funded through third party contracts. During 1995 and most of the first quarter of 1996, advances pursuant to the Line were based on 80 percent of eligible accounts receivable and 25 percent of eligible inventories up to $1,000,000. In March, 1996, the Bank increased the Line to $3,000,000, allowed certain foreign receivables (up to $250,000) to be eligible receivables and increased the percent of eligible inventories to 35 percent. As of March 31, 1996 PPL's availability pursuant to the Line was approximately $1,828,000 of which approximately $1,181,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Management believes that the Company has existing resources to adequately fund operations and working capital requirements at least for the next twelve months based on the current level of operations and current business conditions.

         On February 7, 1996, the Company signed a letter of intent ("LOI") to acquire 80 percent (3,264,292 shares) of the outstanding common stock of California ASIC Technical Services, Inc. ("CATS") for a price of approximately $0.80 per CATS share outstanding as of that date. The price is subject to adjustment and is payable in common stock of the Company valued at a recent trading price, subject to the completion of the Company's due diligence and other customary conditions to closing. CATS is a non-reporting publicly-held company, the trading of whose shares are reported on the National Association of Securities Dealers Bulletin Board. It is engaged in the design, fabrication, assembly and testing of application specific integrated circuits ("ASIC") for the electronics industry. As part of the LOI, the Company loaned $100,000 to CATS and agreed, subject to its completion of the acquisition of a minimum of 80 percent of CATS, to advance up to an additional $1.4 million to CATS over an eighteen month period to be used by CATS for equipment purchases and working capital purposes. The Company believes that sources of funding for this commitment are available to it primarily through private debt or equity offerings to individual investors.

         In January 1994, the Company received a $3.6 million contract, with an option exercisable by the U.S. government (the "Customer") for an additional $3.3 million, to develop to full scale the Company's laser-plasma Picosecond X-ray Source ("PXS") for use in an advanced x-ray lithography process for manufacture of high performance semiconductor chips. On September 30, 1995, $585,000 of incremental funding (from the $3.3 million option) was added to this contract. The work being performed pursuant to the contract based on the current funding will be completed during the second quarter of 1996. If the Customer does not exercise any of the options on the current contract or award additional contract funding prior to the time that the currently available funds are exhausted, the Company may seek additional sources of funding for part or all of the activities of JTC, including: (1) contracts from industrial companies for research and development services and equipment deliveries; (2) funding from joint venture partners; (3) sales of lasers and related equipment to the commercial marketplace; (4) private offerings to individual investors; (5) private offerings to companies having a business interest in utilizing the Company's technology; and (6) additional debt or equity sales in the public market.

         During 1995, the Company issued 1,000,000 shares of common stock in exchange for preferred stock of Atlantic American Holding Company Limited ("Atlantic"), a newly formed insurance company. As a newly formed insurance company, Atlantic has not yet generated significant operations. This investment has been recorded in the accompanying financial statements, at cost, in the amount of $621,000.

                              JMAR INDUSTRIES, INC.
                           PART II. OTHER INFORMATION


Item 1   Legal Proceedings

1. Footnote 6 of the Notes to Consolidated Financial Statements describes the status of a legal proceeding and is incorporated by reference herein.

Item 6.  Reports on Form 8-K

(a)      Reports on Form 8-K


There were no reports filed on Form 8-K during the three months ended March 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            JMAR INDUSTRIES, INC.




May 9, 1996                   By: /s/ John S. Martinez
                                  ---------------------------------------------
                                  John S. Martinez, Chief Executive Officer
                                  and Authorized Officer


                             By:  /s/ Dennis E. Valentine
                                  ---------------------------------------------
                                  Dennis E. Valentine, Chief Accounting Officer