Form 10-Q/A
period 1996-03-31
JMAR INDUSTRIES INC
filed 1996-08-09
CIK 857953

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004




                                  FORM 10-Q/A


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

         Results of Consolidated Operations



          Revenues for the three months ended March 31, 1996 and 1995 were $2,457,395 and $2,899,934, respectively. The decrease of $442,539 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily attributable to, among other things, delays in the introduction of certain new products due to certain technical issues, delays in shipping certain products in order to incorporate certain customer engineering upgrades to an existing product, a different mix related to the Company's U.S. Government contract at JTC and the dilution of senior management's time as a result of the ongoing negotiations and due diligence activities in connection with the proposed acquisition of California ASIC Technical Services, Inc. ("CATS") which was announced in early February 1996. Because of the first two factors discussed above as well as the high book-to-bill ratio discussed below, the Company's inventories increased from $2,585,575 at December 31, 1995 to $2,992,861 at March 31, 1996. In addition, because the majority of the Company's 1996 sales occurred in February and March, receivables were higher at March 31, 1996 than at March 31, 1995. Although introduction of the new products was initially delayed, they started to be shipped late in the first quarter. In addition, the shipments delayed due to customer engineering upgrades are expected to be shipped in the second quarter.


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

          During 1995, the Company issued 1,000,000 shares of common stock in exchange for preferred stock of Atlantic American Holding Company Limited ("Atlantic"), a newly formed insurance company. As a newly formed insurance company, Atlantic has not yet generated significant operations. This investment has been recorded in the accompanying financial statements, at cost, in the amount of $621,000. Atlantic through its wholly owned subsidiary, Condor Insurance Limited (collectively, with Atlantic, "Atlantic"), commenced operations prior to the Company's investment in Atlantic. Based on information provided by Atlantic, during 1995, Atlantic entered into surety bond agreements, generating in excess of $500,000 in insurance premium revenues. If the operations of Atlantic are determined in the future to be unsuccessful or insufficient, a writedown or writeoff of all or a portion of the Company's investment in Atlantic may be necessary. Management of the Company will continue to evaluate the realizability of the investment and will make appropriate adjustments to the investment, if warranted.

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




                                            JMAR INDUSTRIES, INC.




August 9, 1996                By:  /s/ John S. Martinez
                                   ---------------------------------------------
                                   John S. Martinez, Chief Executive Officer
                                   and Authorized Officer


                              By:  /s/ Dennis E. Valentine
                                   ---------------------------------------------
                                   Dennis E. Valentine, Chief Accounting Officer