Form 10-Q
period 1996-06-30
JMAR INDUSTRIES INC
filed 1996-08-14
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C.   20549-1004

                          ____________________________

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended June 30, 1996
                         Commission File Number 1-10515


                              JMAR INDUSTRIES, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                            68-0131180
        ------------------------------          ----------------------
       (State or other jurisdiction of             (I.R.S. employer
       incorporation or organization)           identification number)


                           3956 Sorrento Valley Blvd.
                             San Diego, CA   92121
                               (619) 535-1706
                           -------------------------
          (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                          Yes  /X/           No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (August 5, 1996).


                Common Stock, $.01 par value: 16,190,639 shares



================================================================================

                             JMAR INDUSTRIES, INC.

                                     INDEX




                                                                                                     PAGE #
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                     Consolidated Balance Sheets - December 31, 1995 and
                     June 30, 1996                                                                       2

                     Consolidated Statements of Operations - Three months ended
                     June 30, 1996 and 1995 and six months ended June 30, 1996                           3
                     and 1995

                     Consolidated Statements of Cash Flows - Six months ended
                     June 30, 1996 and 1995                                                              4

                     Notes to Consolidated Financial Statements                                          5

Item 2.              Management's Discussion and Analysis of Financial Condition                         8
                     and Results of Operations


PART II.             OTHER INFORMATION

Item 1.              N/A

Item 2.              N/A

Item 3.              N/A

Item 4.              N/A

Item 5.              N/A

Item 6.              Reports on Form 8-K                                                                 11

                            JMAR INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                  AS OF JUNE 30, 1996 AND DECEMBER 31, 1995



                                                                             June 30, 1996   December 31, 1995
                                                                             -------------   -----------------
                                  ASSETS                                      (Unaudited)
                                  ------
Current Assets:
    Cash and cash equivalents   . . . . . . . . . . . . . . . . .             $2,216,961        $ 1,837,647
    Accounts receivable, net  . . . . . . . . . . . . . . . . . .              2,690,111          1,742,484
    Notes receivable  . . . . . . . . . . . . . . . . . . . . . .                 23,167            979,165
    Inventories (Note 2)  . . . . . . . . . . . . . . . . . . . .              3,424,864          2,585,575
    Prepaid expenses and other    . . . . . . . . . . . . . . . .                201,499            137,736
                                                                             -----------        -----------
        Total current assets  . . . . . . . . . . . . . . . . . .              8,556,602          7,282,607
Notes receivable  . . . . . . . . . . . . . . . . . . . . . . . .                118,734            129,502
Receivable from officer . . . . . . . . . . . . . . . . . . . . .                 71,197             69,524
Property and equipment, net (Note 3)  . . . . . . . . . . . . . .              2,229,903            571,622
Equity securities, at cost (Note 8) . . . . . . . . . . . . . . .                621,000            621,000
Other assets, net . . . . . . . . . . . . . . . . . . . . . . . .                357,578            290,208
Goodwill, net (Note 7)  . . . . . . . . . . . . . . . . . . . . .              1,056,914            284,532
                                                                             -----------        -----------
        TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . .            $13,011,928        $ 9,248,995
                                                                             ===========        ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------
Current Liabilities:
    Accounts payable  . . . . . . . . . . . . . . . . . . . . . .               $978,932        $   455,715
    Accrued liabilities   . . . . . . . . . . . . . . . . . . . .                655,162            215,768
    Accrued payroll and related costs   . . . . . . . . . . . . .                536,394            423,845
    Customer deposits   . . . . . . . . . . . . . . . . . . . . .                779,318              5,263
    Notes payable   . . . . . . . . . . . . . . . . . . . . . . .              1,048,198          1,526,929
                                                                             -----------        -----------
        Total current liabilities   . . . . . . . . . . . . . . .              3,998,004          2,627,520
                                                                             -----------        -----------
Convertible notes payable . . . . . . . . . . . . . . . . . . . .              1,554,481          1,536,273
                                                                             -----------        -----------
Notes payable, net of current portion . . . . . . . . . . . . . .                186,368             -
                                                                             -----------        -----------
Contingencies (Note 6)
Stockholders' equity (Notes 5 and 7):
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; None issued and outstanding
      as of June 30, 1996 and December 31, 1995 . . . . . . . . .                 -                  -

    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 16,185,285 shares as of June 30,
      1996 and 14,228,585 shares as of December 31, 1995  . . . .                161,853            142,286

    Additional-paid in capital  . . . . . . . . . . . . . . . . .             34,227,107         31,796,142

    Accumulated deficit   . . . . . . . . . . . . . . . . . . . .            (27,115,885)       (26,853,226)
                                                                             -----------        -----------
        Total stockholders'  equity   . . . . . . . . . . . . . .              7,273,075          5,085,202
                                                                             -----------        -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  . . . . . . .            $13,011,928        $ 9,248,995
                                                                             ===========        ===========

                             JMAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995 AND SIX MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



                                                               Three Months Ended                  Six Months Ended
                                                               ------------------                  ----------------
                                                        June 30, 1996      June 30, 1995    June 30, 1996     June 30,1995
                                                        -------------      -------------    -------------     ------------
Sales . . . . . . . . . . . . . . . . . . . . . . . .     $4,034,111        $3,327,501        $6,491,506        $6,227,435
Costs of sales  . . . . . . . . . . . . . . . . . . .      2,484,279         2,015,991         3,903,307         3,705,538
                                                          ----------        ----------        ----------        ----------
        Gross profit  . . . . . . . . . . . . . . . .      1,549,832         1,311,510         2,588,199         2,521,897
                                                          ----------        ----------        ----------        ----------
Operating expenses:
  Selling, general and
    administrative  . . . . . . . . . . . . . . . . .      1,138,494           983,736         2,122,225         1,945,516
  Research, development and
    engineering . . . . . . . . . . . . . . . . . . .        259,517           228,852           533,377           470,395
                                                          ----------        ----------        ----------        ----------
  Total operating expenses  . . . . . . . . . . . . .      1,398,011         1,212,588         2,655,602         2,415,911
                                                          ----------        ----------        ----------        ----------
Income (loss) from operations . . . . . . . . . . . .        151,821            98,922          (67,403)           105,986
Interest and other income (expense), net  . . . . . .         22,095            64,668          (40,593)            87,148
Interest expense  . . . . . . . . . . . . . . . . . .       (80,463)          (92,499)         (154,664)         (173,604)
                                                          ----------        ----------        ----------        ----------
Net income (loss) . . . . . . . . . . . . . . . . . .        $93,453        $   71,091        $(262,660)        $   19,530
                                                          ==========        ==========        =========         ==========
Primary and fully diluted net income (loss) per
  common and common equivalent share (Note 4):  . . .     $      .01        $      .01        $    (.02)        $      .00
                                                          ==========        ==========        =========         ==========

Weighted average common and common
  equivalent shares outstanding:

    Primary   . . . . . . . . . . . . . . . . . . . .     16,369,990        13,871,525        14,846,177        12,677,768
                                                          ==========        ==========        ==========        ==========
    Fully diluted   . . . . . . . . . . . . . . . . .     16,632,965        14,494,808        14,846,177        13,301,051
                                                          ==========        ==========        ==========        ==========

                             JMAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



                                                                                    Six Months Ended
                                                                                  --------------------
                                                                             June 30, 1996     June 30, 1995
                                                                              -------------    -------------
Cash flows from operating activities:

    Net income (loss)   . . . . . . . . . . . . . . . . . . . . .             $ (262,660)       $   19,530
    Adjustments to reconcile net income (loss) to net cash used in operating activities:

    Depreciation and amortization   . . . . . . . . . . . . . . .                230,705           307,112
    Issuance of common stock  . . . . . . . . . . . . . . . . . .                      -            21,056
    Change in assets and liabilities net of effects from
      acquisition:
      (Increase) decrease in:
      Accounts receivable   . . . . . . . . . . . . . . . . . . .              (933,393)          (226,617)
      Inventories   . . . . . . . . . . . . . . . . . . . . . . .              (877,489)          (252,839)
      Prepaid expenses and other  . . . . . . . . . . . . . . . .               (63,765)             5,942
      Other assets  . . . . . . . . . . . . . . . . . . . . . . .               (76,002)           (53,324)
      Increase (decrease) in:
      Accounts payable and accrued liabilities  . . . . . . . . .              1,412,852          (676,903)
                                                                              ----------        ----------
    Net cash used in operating activities   . . . . . . . . . . .              (569,752)          (856,043)
                                                                              ----------        ----------
Cash flows from investing activities:
    Capital expenditures  . . . . . . . . . . . . . . . . . . . .               (89,342)           (99,388)
    Increase in notes receivable  . . . . . . . . . . . . . . . .                (5,833)            (4,211)
    Payments received on notes receivable   . . . . . . . . . . .                930,501           500,000
    Acquisition costs, net of cash acquired . . . . . . . . . . .               (79,984)                 -
    Proceeds from sale of assets  . . . . . . . . . . . . . . . .                      -            39,995
    Patent costs  . . . . . . . . . . . . . . . . . . . . . . . .                (6,802)            (5,891)
    Receivable from officer   . . . . . . . . . . . . . . . . . .                (1,673)            (2,028)
                                                                              ----------        ----------
        Net cash provided by investing activities . . . . . . . .                746,867           428,477
                                                                              ----------        ----------
Cash flows from financing activities:
    Net borrowings (payments) of short-term debt  . . . . . . . .              (527,783)            50,551
    Payments of notes payable   . . . . . . . . . . . . . . . . .                      -          (312,060)
    Net proceeds from the issuance of common stock  . . . . . . .                156,000            29,488
    Net proceeds from the  exercise of warrants   . . . . . . . .                573,982                59
                                                                              ----------        ----------
        Net cash provided by (used in) financing activities   . .                202,199          (231,962)
                                                                              ----------        ----------
Net increase (decrease) in cash and cash equivalents  . . . . . .                379,314          (659,528)
Cash and cash equivalents, beginning of period  . . . . . . . . .              1,837,647         1,945,378
                                                                              ----------        ----------
Cash and cash equivalents, end of period  . . . . . . . . . . . .             $2,216,961        $1,285,850
                                                                              ==========        ==========

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY:
         On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC. As consideration for the acquisition, the Company issued the sellers an aggregate of 1,357,869 shares of its common stock (see Note 7).

                             JMAR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of JMAR Industries, Inc. (the "Company") and its subsidiaries. All significant intercompany transactions have been eliminated.

         The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1995. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock- Based Compensation, which provides companies the option to account for equity instrument awards based on their estimated fair value at the date of grant resulting in a charge to income in the periods the awards are expected to vest. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity award. The Company will continue to apply APB Opinion No. 25 and will present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data as permitted by SFAS 123.

(2)      INVENTORIES

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Inventories consist of the following:

                                                            June 30, 1996    December 31, 1995
                                                            -------------    -----------------
Raw materials . . . . . . . . . . . . . . . . . . . . . .     $1,849,819        $1,333,163
Work in process . . . . . . . . . . . . . . . . . . . . .        976,760           725,109
Finished goods  . . . . . . . . . . . . . . . . . . . . .        598,285           527,303
                                                              ----------        ----------
                                                              $3,424,864        $2,585,575
                                                              ==========        ==========

The increase in inventories between December 31, 1995 and June 30, 1996 is primarily related to raw material and component purchases to support the Company's increase in orders and higher level of production planned for the remainder of 1996.

                             JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)

(3)      PROPERTY AND EQUIPMENT

         As of June 30, 1996 and December 31, 1995, property and equipment consist of the following:

                                                             June 30, 1996  December 31, 1995
                                                             -------------  -----------------
Equipment and machinery . . . . . . . . . . . . . . . . .      $3,598,974        $1,815,406
Furniture and fixtures  . . . . . . . . . . . . . . . . .         288,627           253,211
Leasehold improvements  . . . . . . . . . . . . . . . . .          44,850            43,775
                                                               ----------       -----------
                                                                3,932,451         2,112,392
Less-accumulated depreciation                                  (1,702,548)       (1,540,770)
                                                               ----------       -----------
                                                               $2,229,903        $  571,622
                                                               ==========       ===========

         The increase in equipment and machinery between December 31, 1995 and June 30, 1996 is primarily related to assets obtained in the acquisition of California ASIC (see Note 7).

(4)       INCOME (LOSS) PER SHARE

          Income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, warrants and convertible notes using the treasury method. Common stock equivalents are not included in the calculation of loss per share as their effect would be antidilutive.

(5)      EQUITY TRANSACTIONS

         During the six months ended June 30, 1996, the Company received net proceeds of $729,982 from the exercise of warrants into 330,000 shares of common stock and private placements of 200,000 shares of common stock.

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

(7)      ACQUISITION OF CALIFORNIA ASIC TECHNICAL SERVICES, INC.

         On May 23, 1996, the Company acquired (the "Acquisition") approximately 94 percent of the outstanding common stock of California ASIC Technical Services, Inc., a Nevada corporation, and renamed it California ASIC ("Cal ASIC"). The Acquisition involved a private tender offer to the shareholders of Cal ASIC (the "Sellers"). As consideration for the Acquisition, the Company issued to the Sellers an aggregate of 1,357,869 shares of its Common Stock. The shares issued by the Company are unregistered, however, the Company agreed to use its best efforts to register the shares in the future. The purchase price was negotiated at arm's length.

         In addition, concurrent with the closing, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two largest shareholders of Cal ASIC up to $250,000, secured by the JMAR stock they received in the Acquisition.

         Cal ASIC is engaged in the design, fabrication, assembly and testing of application specific integrated circuits for the electronics industry and will be operated as a division of the Company.

         The Company has accounted for the acquisition as a purchase effective June 1, 1996. The allocation of the purchase price of Cal ASIC reflected in the accompanying financial statements has been prepared on the basis of management's preliminary estimates. The Company will continue to review its allocation of the purchase price to the acquired assets and liabilities. The increase in goodwill on the accompanying balance sheet is related to the acquisition of Cal ASIC and will be amortized over five years.

         The following unaudited proforma information gives effect to the acquisition of Cal ASIC as if the acquisition occurred on January 1 of each respective pro forma period. In connection with the Acquisition, Cal ASIC entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $850,000. Such debt reductions will not be reflected in the statement of operations of the Company. The pro forma loss from continuing operations excludes any impact from the debt settlements of Cal ASIC directly attributable to the Acquisition. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of Cal ASIC occurred on January 1 of each respective period or which may be expected to occur in the future.

                                                       For the Six Months Ended June 30,
                                                      -----------------------------------
                                                          1996                   1995
                                                      ----------              -----------
Total revenues  . . . . . . . . . . . . . . . . .     $6,503,000              $ 6,283,000
                                                      ==========              ===========
Loss from continuing operations . . . . . . . . .     $  (651,000)            $  (351,000)
                                                      ==========              ===========
Loss per share  . . . . . . . . . . . . . . . . .     $      (.04)            $      (.02)
                                                      ==========              ===========

(8)      EQUITY SECURITIES

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

         Results of Consolidated Operations

         On May 23, 1996, the Company acquired 94 percent of the outstanding common stock of California ASIC ("Cal ASIC"). The Company has accounted for the acquisition as a purchase effective June 1, 1996. Included in the results of operations of the Company for the three and six months ended June 30, 1996 is a loss of $77,655, including goodwill amortization of $13,399, related to Cal ASIC. Accordingly, the income from operations and net income for the three months ended June 30, 1996 excluding the loss from Cal ASIC were $226,767 and $171,108, respectively. Including the losses of Cal ASIC, the operating income for the quarter was $151,821 and net income for the quarter was $93,453.

         The Company's current outlook for the rest of fiscal year 1996 for the Company's operations that existed prior to the acquisition of Cal ASIC is positive. However, the Company expects to experience an adverse impact on profits in the near term from Cal ASIC, including a non- cash charge of approximately $160,000 per year of goodwill amortization. It is management's belief that Cal ASIC will make a positive contribution to Company profit in subsequent years. Manufacturing equipment product backlog as of June 30, 1996 was approximately $4,086,000. Reference is made to the "Factors That May Affect Future Results" in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended December 31, 1995 for factors which may cause the Company's actual results to differ from management's current expectations.

         Revenues for the three months ended June 30, 1996 and 1995 were $4,034,111 and $3,327,501, respectively, and were $6,491,506 and $6,227,435 for the six month periods ending June 30, 1996 and 1995, respectively. The increase of $706,610 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 is attributable to the introduction of certain new products, primarily the Mirage tabletop video measurement system; products that were delayed in shipping in the first quarter of 1996 due to the incorporation of certain customer engineering upgrades; and the overall increase in volume in orders that the Company has experienced in 1996. Inventories have increased from $2,585,575 at December 31, 1995 to $3,424,864 at June 30, 1996 primarily due to raw material and component purchases to support the Company's increase in orders and higher level of production planned for the remainder of 1996.

         Gross margins for the three months ended June 30, 1996 and March 31, 1996 were 38.4% and 42.3%, respectively. The lower gross margins for the three months ended June 30, 1996 versus the three months ended March 31, 1996 is primarily due to (i) competitive pressures on certain products; (ii) increase in the cost of materials as the result of changes in certain product designs that could not all be passed on to the customer; (iii) higher costs incurred on the initial production run of Mirages; and (iv) lower margins at JTC. The Company expects some of the above conditions to continue into the future, primarily the existence of competitive pressures keeping prices of the Company's products from increasing.

         Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1996 and 1995 were $1,138,494 and $983,736, respectively. The increase in SG&A expenses in 1996 is due to (i) an increase in amortization related to demonstration equipment due to the increase in such equipment required to support the Company's increased marketing efforts, primarily related to the Mirage; and (ii) higher customer service costs due to the hiring of three new customer service personnel needed to support the increased sales volume experienced throughout 1996.

         The Company's research, development and engineering program consists of two components: that which is paid for by customers such as the U.S. government ("Customer-Funded RD&E"); and that which is paid for by the Company. The costs incurred by the Customer-Funded RD&E are included in the "Costs of Sales" category of expenses and totaled $286,915 and $305,809 for the three months ended June 30, 1996 and 1995, respectively, and $553,734 and $717,055 for the six month periods ended June 30, 1996 and 1995, respectively. The decrease in Customer-Funded RD&E is primarily due to the delay in receipt of additional contract funding from the U.S. government. During May, 1996, the Company received an additional $1.2 million of contract funding from the U.S. Army Research Laboratory, sponsored by the Defense Advanced Research Projects Agency ("DARPA") to continue development of the Company's Picosecond X-ray Lithography System ("PXS") for advanced semiconductor manufacturing. In addition, the U.S. Army Research Laboratory and DARPA jointly agreed to deliver to the Company a government-owned X-ray Stepper, formerly located at Bell Laboratories. The Stepper, developed over several years at an estimated cost of in excess of $25 million, will be integrated with the PXS to provide the foundation for a leading-edge X-ray lithography workstation. The cost of the Company-funded RD&E is included in "Operating Expenses." Those operating RD&E expenses were $259,517 and $228,852 for the three months ended June 30, 1996 and 1995, respectively, and $533,377 and $470,395 for the six month periods ended June 30,1996 and 1995, respectively. Therefore, total RD&E expenses for the three month periods were $546,432 and $534,661 for 1996 and 1995, respectively, and $1,087,111 and $1,187,450 for the six month periods in 1996 and 1995, respectively. Some of the more significant research and development projects the Company is working on in 1996 include (i) continued development of a miniature laser lancet system for needle-less extraction of blood from the body; (ii) continued development of an x-ray lithography source and novel advanced optical lithography sources; (iii) continued development of a fully integrated tabletop unit used in the microelectronics industry for non-contact high precision measurement of electronic component dimensions; (iv) continued development of a disk inspection system for failure analysis for the disk drive industry; (v) continued development of a standard platform for laser machining and welding applications; and (vi) continued development of the Microlight 1000 micromachining demonstration center.

         Interest and other income (expense) for 1996 includes a non-recurring charge recorded in the first quarter of $80,000 relating to an investment disposed of in a prior year.

         Interest expense was $80,463 and $92,499 for the three months ended June 30, 1996 and 1995, respectively, and $154,664 and $173,604 for the six months ended June 30, 1996 and 1995, respectively. The decrease in interest expense in 1996 is due to the conversion of $700,000 of convertible notes in 1995, offset in part by an increase in interest expense related to the Company's working capital line of credit with Comerica Bank.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         The Company's working capital as of June 30, 1996 and December 31, 1995 was $4,558,598 and $4,655,087, respectively.

         The Company had cash and cash equivalents at June 30, 1996 and December 31, 1995 of $2,216,961 and $1,837,647, respectively. The increase in cash and cash equivalents for the six months ended June 30, 1996 was $379,314 as compared to a decrease in cash of $659,528 for the six months ended June 30, 1995. The increase in cash during the six months ended June 30, 1996 resulted from cash provided by investing activities of $746,867 (primarily cash received from the collection of a note receivable related to the sale of Surgilase) and cash provided by financing activities of $202,199 (net proceeds from the exercise of warrants and issuances of common stock, less net payments of short-term debt) offset in part by cash used in operations of $569,752. The cash used in operations was primarily used to finance inventory purchases (see previous discussion) and accounts receivable offset in part by an increase in accounts payable and accrued liabilities. Accounts receivable increased primarily due to the Company's increase in revenues for the three months ended June 30, 1996. Accounts payable and accrued liabilities increased primarily due to (i) an increase in deposits and progress payments the Company obtained in connection with customer orders; (ii) an increase in the Company's inventory purchases to support planned production increases; (iii) reduction of $527,783 in the Company's borrowings under its working capital line of credit; (iv) higher payroll accruals due to the timing of payment; and (v) accruals associated with the Cal ASIC acquisition.

         The Company anticipates that its operations will continue to require the use of working capital. The working capital of PPL is generally funded through its working capital line (the "Line") with a bank (the "Bank") and the operations of JTC are currently funded through third party contracts. During 1995 and most of the first quarter of 1996, advances pursuant to the Line were based on 80 percent of eligible accounts receivable and 25 percent of eligible inventories up to $1,000,000. The Bank increased the Line from $1,500,000 in the second quarter of 1995 to $3,000,000 in March, 1996, allowed certain foreign receivables (up to $250,000) to be eligible receivables and increased the percent of eligible inventories to 35 percent. As of June 30, 1996 PPL's availability pursuant to the Line was approximately $2,881,000 of which approximately $999,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Concurrent with the closing of the acquisition (the "Acquisition") of Cal ASIC, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two largest shareholders of Cal ASIC up to $250,000, secured by the JMAR stock they received in the Acquisition. Management believes that the Company has existing resources to adequately fund operations and working capital requirements as well as the Cal ASIC obligations at least for the next twelve months based on the current level of operations and current business conditions.

         At December 31, 1995, the Company had in excess of $24 million of Federal net operating loss carryforwards. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

         During 1995, the Company issued 1,000,000 shares of common stock in exchange for preferred stock of Atlantic American Holding Company Limited ("Atlantic"), a newly formed insurance company. As a newly formed insurance company, Atlantic has not yet generated significant operations. This investment has been recorded in the accompanying financial statements, at cost, in the amount of $621,000. Atlantic through its wholly owned subsidiary, Condor Insurance Limited (collectively, with Atlantic, "Atlantic"), commenced operations prior to the Company's investment in Atlantic. Based on information provided by Atlantic, during 1995 Atlantic entered into surety bond agreements, generating in excess of $500,000 in insurance premium revenues. If the operations of Atlantic are determined in the future to be unsuccessful or insufficient, a writedown or writeoff of all or a portion of the Company's investment in Atlantic may be necessary. Management of the Company will continue to evaluate the realizability of the investment and will make appropriate adjustments to the investment, if warranted.

                             JMAR INDUSTRIES, INC.
                          PART II.   OTHER INFORMATION


Item 6.  Reports on Form 8-K

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K dated May 23, 1996, indicating that the Company had acquired approximately 94 percent of the outstanding shares of capital stock of California ASIC Technical Services, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               JMAR INDUSTRIES, INC.




August 13, 1996                By: /s/ John S. Martinez
                                  ----------------------------------------------
                                   John S. Martinez, Chief Executive Officer
                                   and Authorized Officer


                               By:  /s/ Dennis E. Valentine
                                  ----------------------------------------------
                                   Dennis E. Valentine, Chief Accounting Officer