Form 10-Q
period 1996-09-30
JMAR INDUSTRIES INC
filed 1996-11-13
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1996
                         Commission File Number 1-10515


                              JMAR INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                    68-0131180
------------------------------                        -----------
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (November 11, 1996).


                 Common Stock, $.01 par value: 16,709,994 shares

                              JMAR INDUSTRIES, INC.

                                      INDEX


                                                                               PAGE #
                                                                              --------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - December 31, 1995 and
           September 30, 1996                                                    2

           Consolidated Statements of Operations - Three months
           ended September 30, 1996 and 1995 and nine months ended
           September 30, 1996 and 1995                                           3

           Consolidated Statements of Cash Flows - Nine months ended
           September 30, 1996 and 1995                                           4

           Notes to Consolidated Financial Statements                            5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                             9


PART II.   OTHER INFORMATION

Item 1.    N/A

Item 2.    N/A

Item 3.    N/A

Item 4.    Submission of Matters to a Vote of Security Holders                  13

Item 5.    N/A

Item 6.    Exhibits and Reports on Form 8-K                                     13

                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


================================================================================

                                                                               September 30, 1996   December 31, 1995
                                   ASSETS                                         ------------         ------------
                                                                                  (Unaudited)
Current Assets:
     Cash and cash equivalents ............................................       $  1,553,406        $  1,837,647
     Accounts receivable, net .............................................          2,995,979           1,742,484
     Notes receivable .....................................................             78,744             979,165
     Inventories (Note 2) .................................................          3,414,240           2,585,575
     Prepaid expenses and other ...........................................            437,098             137,736
                                                                                  ------------        ------------
         Total current assets .............................................          8,479,467           7,282,607
Notes receivable ..........................................................             60,000             129,502
Receivable from officer ...................................................             72,725              69,524
Property and equipment, net (Note 3) ......................................          2,547,670             571,622
Equity securities, at cost (Note 8) .......................................            621,000             621,000
Other assets, net .........................................................            398,123             290,208
Goodwill, net (Note 7) ....................................................          1,031,335             284,532
                                                                                  ------------        ------------

         TOTAL ASSETS .....................................................       $ 13,210,320        $  9,248,995
                                                                                  ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable .....................................................       $    990,979        $    455,715
     Accrued liabilities ..................................................            797,810             221,031
     Accrued payroll and related costs ....................................            459,271             423,845
     Notes payable ........................................................          1,502,453           1,526,929
                                                                                  ------------        ------------
         Total current liabilities ........................................          3,750,513           2,627,520
                                                                                  ------------        ------------
Convertible notes payable (Note 9) ........................................          1,563,585           1,536,273
                                                                                  ------------        ------------
Notes payable, net of current portion .....................................            569,713                --
                                                                                  ------------        ------------
Contingencies (Note 6)
Stockholders' equity (Notes 5, 7 and 9):
     Preferred stock, $.01 par value;
       5,000,000 shares authorized; None issued and outstanding
       as of September 30, 1996 and December 31, 1995 .....................               --                  --

     Common stock, $.01 par value; 40,000,000 shares authorized;
       Issued and outstanding 16,269,994 shares as of September 30, 1996 and
       14,228,585 shares as of December 31, 1995 ..........................            162,700             142,286

     Additional-paid in capital ...........................................         34,268,677          31,796,142

     Accumulated deficit ..................................................        (27,104,868)        (26,853,226)
                                                                                  ------------        ------------

         Total stockholders'  equity ......................................          7,326,509           5,085,202
                                                                                  ------------        ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................       $ 13,210,320        $  9,248,995
                                                                                  ============        ============


================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


================================================================================

                                                               Three Months Ended                      Nine Months Ended
                                                               ------------------                      -----------------
                                                        September 30,      September 30,        September 30,       September 30,
                                                            1996               1995                 1996                1995
                                                            ----               ----                 ----                ----
Sales ...........................................       $  4,577,362        $  3,026,636        $ 11,068,868        $  9,254,071
Costs of sales ..................................          2,885,486           1,740,209           6,788,793           5,445,747
                                                        ------------        ------------        ------------        ------------
         Gross profit ...........................          1,691,876           1,286,427           4,280,075           3,808,324
                                                        ------------        ------------        ------------        ------------
Operating expenses:

  Selling, general and
    administrative ..............................          1,287,267             985,494           3,409,492           2,931,010
  Research, development and
    engineering .................................            333,653             182,984             867,030             653,379
                                                        ------------        ------------        ------------        ------------
  Total operating expenses ......................          1,620,920           1,168,478           4,276,522           3,584,389
                                                        ------------        ------------        ------------        ------------
Income from operations ..........................             70,956             117,949               3,553             223,935
Interest and other income (expense), net ........             17,354              44,225             (23,239)            131,373
Interest expense ................................            (77,292)            (73,816)           (231,956)           (247,420)
                                                        ------------        ------------        ------------        ------------
Net income (loss) ...............................       $     11,018        $     88,358        $   (251,642)       $    107,888
                                                        ============        ============        ============        ============

Primary and fully diluted net income (loss) per
     common and common equivalent share (Note 4):       $        .00        $        .01        $       (.02)       $        .01
                                                        ============        ============        ============        ============
Weighted average common and common
 equivalent shares outstanding:

     Primary ....................................         17,387,712          14,946,117          15,197,530          13,889,883
                                                        ============        ============        ============        ============
     Fully diluted ..............................         17,401,943          14,946,117          15,197,530          14,052,132
                                                        ============        ============        ============        ============


===============================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


================================================================================

                                                                                   Nine Months Ended
                                                                                   -----------------
                                                                          September 30, 1996  September 30, 1995
                                                                          ------------------  ------------------
Cash flows from operating activities:

     Net income (loss) ...............................................       $  (251,642)       $   107,888
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation and amortization ...................................           412,444            438,764
     Issuance of common stock ........................................              --               21,056
     Change in assets and liabilities net of effects from acquisition:
       Increase in:
       Accounts receivable ...........................................        (1,253,495)          (443,989)
       Inventories ...................................................          (866,865)          (834,386)
       Prepaid expenses and other ....................................          (299,362)           (30,255)
       Other assets ..................................................           (95,558)           (70,751)
       Increase (decrease) in:
       Accounts payable and accrued liabilities ......................           691,899           (466,369)
                                                                             -----------        -----------

     Net cash used in operating activities ...........................        (1,662,579)        (1,278,042)
                                                                             -----------        -----------
Cash flows from investing activities:
     Capital expenditures ............................................          (526,371)          (166,926)
     Payments received on notes receivable ...........................           927,300            992,724
     Acquisition costs, net of cash acquired .........................           (84,285)              --
     Proceeds from sale of assets ....................................              --              121,244
     Patent costs ....................................................           (10,940)            (9,003)
                                                                             -----------        -----------
         Net cash provided  by investing activities ..................           305,704            938,039
                                                                             -----------        -----------
Cash flows from financing activities:
     Net borrowings (payments) of short-term debt ....................          (199,100)            79,168
     Net borrowings (payments) of notes payable ......................           500,000           (313,092)
     Net proceeds from the issuance of common stock ..................           156,000             15,488
     Net proceeds from the  exercise of warrants .....................           615,734                 59
                                                                             -----------        -----------
         Net cash provided by (used in) financing activities .........         1,072,634           (218,377)
                                                                             -----------        -----------
Net decrease in cash and cash equivalents ............................          (284,241)          (558,380)
Cash and cash equivalents, beginning of period .......................         1,837,647          1,945,378
                                                                             -----------        -----------
Cash and cash equivalents, end of period .............................       $ 1,553,406        $ 1,386,998
                                                                             ===========        ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH ACTIVITY:
         On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC. As consideration for the acquisition, the Company issued the sellers an aggregate of approximately 1,358,000 shares of its common stock (see Note 7).

===============================================================================

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

         The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1995. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which provides companies the option to account for equity instrument awards based on their estimated fair value at the date of grant resulting in a charge to income in the periods the awards are expected to vest. However, companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity award. The Company will continue to apply APB Opinion No. 25 and will present pro forma footnote disclosure describing the effect to the Company's net income and net income per share data as permitted by SFAS 123.

(2)      INVENTORIES

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Inventories consist of the following:

                                            September 30, 1996     December 31, 1995
                                            ------------------     -----------------
Raw materials ...........................       $2,175,726             $1,333,163
Work in process .........................          749,586                725,109
Finished goods ..........................          488,928                527,303
                                                ----------             ----------
                                                $3,414,240             $2,585,575
                                                ==========             ==========

The increase in inventories between December 31, 1995 and September 30, 1996 is primarily related to raw material and component purchases to support the Company's increase in orders and higher level of production planned for the remainder of 1996 and beyond.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3)      PROPERTY AND EQUIPMENT

         As of September 30, 1996 and December 31, 1995, property and equipment consist of the following:

                                September 30, 1996  December 31, 1995
                                ------------------  -----------------
Equipment and machinery .....       $ 3,996,906        $ 1,815,406
Furniture and fixtures ......           298,853            253,211
Leasehold improvements ......            55,262             43,775
                                    -----------        -----------
                                      4,351,021          2,112,392
Less-accumulated depreciation        (1,803,351)        (1,540,770)
                                    -----------        -----------
                                    $ 2,547,670        $   571,622
                                    ===========        ===========

         The increase in equipment and machinery between December 31, 1995 and September 30, 1996 is primarily related to assets obtained in the acquisition of California ASIC (see Note 7).

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

(5)      EQUITY TRANSACTIONS

         During the nine months ended September 30, 1996, the Company received net proceeds of approximately $772,000 from the exercise of warrants into approximately 424,000 shares of common stock and private placements of 200,000 shares of common stock.

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

(7)      ACQUISITION OF CALIFORNIA ASIC TECHNICAL SERVICES, INC.

         On May 23, 1996, the Company acquired (the "Acquisition") approximately 94 percent of the outstanding common stock of California ASIC Technical Services, Inc., a Nevada corporation, (subsequently renamed California ASIC ("Cal ASIC")). The Acquisition involved a private tender offer to the shareholders of Cal ASIC (the "Sellers"). As consideration for the Acquisition, the Company issued to the Sellers an aggregate of approximately 1,358,000 shares of its Common Stock. The shares issued by the Company are unregistered, however, the Company agreed to use its best efforts to register the shares in the future. The purchase price was negotiated at arm's length.

         In addition, concurrent with the closing, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in the quarter ended September 30, 1996, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, secured by the JMAR stock they received in the Acquisition.

         Cal ASIC is engaged in the design, fabrication, assembly and testing of application specific integrated circuits for the electronics industry and will be operated as a division of the Company.

         The Company has accounted for the acquisition as a purchase effective June 1, 1996. The allocation of the purchase price of Cal ASIC reflected in the accompanying financial statements has been prepared based upon an independent appraisal of certain of the acquired assets and using management's estimate of fair value for the remaining net assets. The Company will continue to review its allocation of the purchase price to the acquired assets and liabilities. The increase in goodwill on the accompanying balance sheet is related to the acquisition of Cal ASIC and will be amortized over five years.

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

                                    For the Nine Months Ended September 30,
                                    ---------------------------------------
                                            1996                 1995
                                      ---------------        -----------
Total revenues ................       $    11,081,000        $ 9,412,000
                                      ===============        ===========
Loss from continuing operations       $      (657,000)       $  (384,000)
                                      ===============        ===========
Loss per share ................       $          (.04)       $      (.03)
                                      ===============        ===========

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

(9)      CONVERTIBLE NOTES PAYABLE

         During October 1993 the Company issued $2,500,000 of convertible promissory notes of which $1,600,000 remain outstanding at September 30, 1996. The convertible notes bear interest at 8-1/4% and were initially convertible into shares of common stock of the Company at $3.75 per share. In October 1996, the Company entered into an agreement to amend the terms of the notes, whereby the conversion price for a pro-rata share of the notes (62.5 percent) was lowered to $2.27 per share, which was the fair market value of the Company's common stock at the time of the amendment. Pursuant to these amended terms, holders of $1,000,000 in convertible notes converted the notes into 440,000 shares. This transaction had no impact on the Company's results of operations for any of the periods presented in the accompanying financial statements and will not impact earnings for the year ending December 31, 1996, other than reduced interest expense.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

         Results of Consolidated Operations

         On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC ("Cal ASIC"). The Company has accounted for the acquisition as a purchase effective June 1, 1996. Included in the results of operations of the Company for the three months ended September 30, 1996 is a net loss of $152,704, including goodwill amortization of $41,463, related to Cal ASIC. Accordingly, the income from operations and net income for the three months ended September 30, 1996 excluding the loss from Cal ASIC were $226,985 and $163,722, respectively. Including the losses of Cal ASIC, the operating income for the quarter was $70,956 and the net income for the quarter was $11,018.

         The Company's current outlook for the rest of fiscal year 1996 for the Company's operations that existed prior to the acquisition of Cal ASIC is positive. However, the Company expects to experience an adverse impact on profits in the near term from Cal ASIC, including a non-cash charge of approximately $160,000 per year of goodwill amortization. It is management's belief that Cal ASIC will make a positive contribution to Company profit in subsequent years. Manufacturing equipment product backlog as of September 30, 1996, including a letter of intent for approximately $1,951,000, was approximately $7,268,000.

         Revenues for the three months ended September 30, 1996 and 1995 were $4,577,362 and $3,026,636, respectively, and were $11,068,868 and $9,254,071 for the nine month periods ending September 30, 1996 and 1995, respectively. The increase of $1,550,726 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 and the increase of $1,814,797 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 is attributable to the overall increase in volume in orders that the Company has experienced in 1996 and the introduction of certain new products, primarily the Mirage tabletop video measurement system. Inventories have increased from $2,585,575 at December 31, 1995 to $3,414,240 at September 30, 1996 primarily due to raw material and component purchases to support the Company's increase in orders and higher level of production planned for the remainder of 1996 and beyond.

         Gross margins for the nine months ended September 30, 1996 and 1995 were 38.7% and 41.2%, respectively. The lower gross margins for the nine months ended September 30, 1996 versus the nine months ended September 30, 1995 is primarily due to (i) competitive pressures on certain products; (ii) increase in the cost of materials as the result of changes in certain product designs that could not all be passed on to the customer; (iii) higher costs incurred on the initial production run of Mirages; and (iv) lower margins at JTC. The Company expects some of the above conditions to continue into the future, primarily the existence of competitive pressures keeping prices of the Company's products from increasing. The Company is exploring ways to improve its gross margins through cost reduction programs and process changes.

         Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1996 and 1995 were $1,287,267 and $985,494, respectively, and $3,409,492 and $2,931,010 for the nine month periods ended September 30, 1996 and 1995, respectively. The increase in SG&A expenses in 1996 is due to (i) SG&A expenses of $156,029 and $230,975 related to Cal ASIC in the three and nine month periods of 1996, respectively, compared to none in 1995;
(ii) an increase in amortization related to demonstration equipment due to the increase in such equipment required to support the Company's increased marketing efforts, primarily related to the Mirage; (iii) higher customer service costs due to the hiring of three new customer service personnel needed to support the increased sales volume experienced throughout 1996; and (iv) higher investor relations costs.

         The Company's research, development and engineering program consists of two components: that which is paid for by customers such as the U.S. government ("Customer-Funded RD&E"); and that which is paid for by the Company. All research and development, regardless of whether customer or Company funded, is expensed when incurred. The costs incurred by the Customer-Funded RD&E are included in the "Costs of Sales" category of expenses and totaled $264,339 and $242,929 for the three months ended September 30, 1996 and 1995, respectively, and $818,073 and $959,984 for the nine month periods ended September 30, 1996 and 1995, respectively. The decrease in Customer-Funded RD&E for the nine months in 1996 is primarily due to the delay in receipt of additional contract funding from the U.S. government. During May, 1996, the Company received an additional $1.2 million of contract funding from the U.S. Army Research Laboratory, sponsored by the Defense Advanced Research Projects Agency ("DARPA") to continue development of the Company's Picosecond X-ray Lithography System ("PXS") for advanced semiconductor manufacturing. In addition, the U.S. Army Research Laboratory and DARPA jointly agreed to deliver to the Company, and provide for use by the Company, a government-owned X-ray Stepper, formerly located at Bell Laboratories. The Stepper, developed over several years at an estimated cost of in excess of $25 million, will be integrated with the PXS to provide the foundation for a leading-edge X-ray lithography workstation. Other than reimbursed costs to ship the Stepper to the Company, there is no cost or asset related to the Stepper reflected in the accompanying financial statements. The cost of the Company-funded RD&E is included in "Operating Expenses." Those operating RD&E expenses were $333,653 and $182,984 for the three months ended September 30, 1996 and 1995, respectively, and $867,030 and $653,379 for the nine month periods ended September 30, 1996 and 1995, respectively. Therefore, total RD&E expenses for the three month periods were $597,992 and $425,913 for 1996 and 1995, respectively, and $1,685,103 and $1,613,363 for the nine month periods in 1996 and 1995, respectively. Some of the more significant research and development projects the Company is working on in 1996 include (i) continued development of a miniature laser lancet system for needle-less extraction of blood from the body; (ii) continued development of an x-ray lithography source and novel advanced optical lithography sources; (iii) continued development of a fully integrated tabletop unit used in the microelectronics industry for non-contact high precision measurement of electronic component dimensions; (iv) continued development of a disk inspection system for failure analysis for the disk drive industry; (v) continued development of a standard platform for laser machining and welding applications; and (vi) continued development of the Microlight 1000 micromachining demonstration center.

         Interest and other income (expense) for 1996 includes a non-recurring charge recorded in the first quarter of $80,000 relating to an investment disposed of in a prior year.

         Interest expense was $77,292 and $73,816 for the three months ended September 30, 1996 and 1995, respectively, and $231,956 and $247,420 for the nine months ended September 30, 1996 and 1995, respectively.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         The Company's working capital as of September 30, 1996 and December 31, 1995 was $4,728,954 and $4,655,087, respectively.

         The Company had cash and cash equivalents at September 30, 1996 and December 31, 1995 of $1,553,406 and $1,837,647, respectively. The decrease in cash and cash equivalents for the nine months ended September 30, 1996 was $284,241 as compared to a decrease in cash of $558,380 for the nine months ended September 30, 1995. The decrease in cash during the nine months ended September 30, 1996 resulted from cash used in operations of $1,662,579 offset in part by cash provided by financing activities of $1,072,634 (net proceeds from the exercise of warrants, borrowings from notes payable, and net proceeds from issuances of common stock, less net payments of short-term debt) and cash provided by investing activities of $305,704 (primarily cash received from the collection of a note receivable related to the sale of Surgilase, less capital expenditures). The cash used in operations was primarily used to finance accounts receivable and inventory purchases (see previous discussion) offset in part by an increase in accounts payable and accrued liabilities. Accounts receivable increased primarily due to the Company's increase in revenues for the three months ended September 30, 1996. Accounts payable and accrued liabilities increased primarily due to (i) an increase in the Company's inventory purchases to support planned production increases; (ii) reduction of $185,121 in the Company's borrowings under its working capital line of credit; (iii) an increase in deposits and progress payments the Company obtained in connection with customer orders; and (iv) accruals associated with the Cal ASIC acquisition.

         The Company anticipates that its operations will continue to require the use of working capital. The working capital of PPL is generally funded through its working capital line (the "Line") with a bank (the "Bank") and the operations of JTC are currently funded through third party contracts. During 1995 and most of the first quarter of 1996, advances pursuant to the Line were based on 80 percent of eligible accounts receivable and 25 percent of eligible inventories up to $1,000,000. The Bank increased the Line from $1,500,000 in the second quarter of 1995 to $3,000,000 in March, 1996, allowed certain foreign receivables (up to $250,000) to be eligible receivables and increased the percent of eligible inventories to 35 percent. As of September 30, 1996 PPL's availability pursuant to the Line was approximately $2,334,000 of which approximately $1,342,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. In addition, during the third quarter, the Bank loaned the Company $500,000 to be used for equipment purchases by PPL. Concurrent with the closing of the acquisition (the "Acquisition") of Cal ASIC, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in the quarter ended September 30, 1996, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, secured by the JMAR stock they received in the Acquisition. During September, 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which will be used to finance Cal ASIC equipment and software financing requirements. Management believes that the Company has existing resources to adequately fund operations and working capital requirements as well as the Cal ASIC obligations for the next twelve months based on the current level of operations and current business conditions. However, the working capital needs of Cal ASIC may be greater than that which the Company has currently committed to fund and the Company has $600,000 of convertible debt due in October, 1997. If the convertible debt is not converted or if Cal ASIC requires additional working capital funds, the Company believes it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market.

         At December 31, 1995, the Company had in excess of $24 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

         During 1995, the Company issued 1,000,000 shares of common stock in exchange for preferred stock of Atlantic American Holding Company Limited ("Atlantic"), a newly formed insurance company. As a newly formed insurance company, Atlantic has not yet generated significant operations. This investment has been recorded in the accompanying financial statements, at cost, in the amount of $621,000. Atlantic through its wholly owned subsidiary, Condor Insurance Limited (collectively, with Atlantic, "Atlantic"), commenced operations prior to the Company's investment in Atlantic. Based on information provided by Atlantic, during 1995 Atlantic entered into surety bond agreements, generating in excess of $500,000 in insurance premium revenues. If the operations of Atlantic are determined in the future to be unsuccessful or insufficient, a writedown or write-off of all or a portion of the Company's investment in Atlantic may be necessary. On September 27, 1996, the Company served Atlantic with a complaint seeking declaratory judgment whereby the Company contends, among other items, that Atlantic has no rights to pledge its JMAR stock as collateral or security to third parties or sell its JMAR stock unless done so in the ordinary course of business to satisfy policyholder claims and that the Company has certain rights and claims regarding any such sale of JMAR stock owned by Atlantic. The Company has not determined that there is a permanent impairment in the value of its investment in

Atlantic, however, the management of the Company will continue to evaluate the realizability of the investment and will make appropriate adjustments to the investment, if warranted.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not related to historical results are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include delays in shipment or cancellation of orders, timing of future orders, fluctuations in customer and market demand, customer reorganizations, ability to successfully integrate acquisitions, continued government funding of advanced lithography, successful transfer of technology to commercial applications, continued growth of target markets and other risks detailed in the Company's Form 10-K for the year ended December 31, 1995 and in the Company's other filings with the Securities and Exchange Commission.

                              JMAR INDUSTRIES, INC.
                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders' held on September 20, 1996, the following matters were voted on:

(a) The following directors were elected: John S. Martinez, James H. Banister, Jr. and Barry Ressler (11,786,600 affirmative votes and 31,435 votes withheld);
C. Neil Beer (11,787,000 affirmative votes and 30,991 votes withheld); Vernon H. Blackman (11,786,544 affirmative votes and 31,491 votes withheld); and Marvin W. Sepe (11,787,100 affirmative votes and 30,935 votes withheld).

(b) A motion to amend the Company's 1991 Stock Option Plan increasing the number of shares of Common Stock authorized to be granted from 480,000 to 1,480,000 and other related amendments was passed with 4,904,926 affirmative votes, 710,975 negative votes, 166,922 abstaining votes and 6,035,212 broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

(a)      The exhibits listed below are filed as part of this Report:

         Exhibit 10.1 Master Lease Agreement and related documents dated as of September 10, 1996 between Leasing Technologies International, Inc., JMAR Industries, Inc. and California ASIC Technical Services, Inc.

         Exhibit 10.2 Installment Note dated September 1, 1996 between Comerica Bank-California and Pacific Precision Laboratories, Inc.


(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K/A dated August 2, 1996, relating to the Company's Form 8-K dated May 23, 1996, indicating that the Company had acquired approximately 94 percent of the outstanding shares of capital stock of California ASIC Technical Services, Inc.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JMAR INDUSTRIES, INC.


November 11, 1996                 By:       /s/ John S. Martinez
                                         -----------------------------------
                                         John S. Martinez, Chief Executive
                                         Officer and Authorized Officer

                                  By:       /s/ Dennis E. Valentine
                                         -----------------------------------
                                         Dennis E. Valentine, Chief Accounting
                                         Officer