Form 10-K405
period 1996-12-31
JMAR INDUSTRIES INC
filed 1997-03-19
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                           December 31, 1996
                              --------------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number           1-10515
                              ------------------------


                              JMAR Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   68-0131180
------------------------------------------   -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

3956 Sorrento Valley Blvd., San Diego, CA                  92121
------------------------------------------   -----------------------------------
  (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:       (619) 535-1706
                                                   -----------------------------


Securities registered pursuant to Section 12(b) of the Act:


       Title of each class             Name of each exchange on which registered
       -------------------             -----------------------------------------

 Unit (Common Stock and Warrant)                    Boston Stock Exchange
---------------------------------      -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock, $.01 par value; Warrant
--------------------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 3, 1997 was approximately $43,064,208. The aggregate market value was based on the closing price on March 3, 1997 for the common stock as quoted on the NASDAQ National Market System.

         Number of shares outstanding of common stock: Common Stock, $.01 Par Value - 16,860,269 shares as of March 3, 1997.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Founded in 1987, JMAR Industries, Inc. (the "Company" or "JMAR"), headquartered in San Diego, California, develops and manufactures a wide range of precision measurement and manufacturing systems based on the application of advanced precision light sources, including lasers. The Company also employs lasers to manufacture specialty semiconductors and is actively engaged in the development of X-ray lithography, an enabling technology for the development of future generations of high-performance semiconductors. JMAR operates through three divisions located in Southern California:

         PACIFIC PRECISION LABORATORIES ("PPL"), the Company's equipment manufacturing division is located in Chatsworth, California, northwest of Los Angeles where JMAR's core product lines are produced. These currently include:
Test and Measurement Systems - non-contact systems to measure and inspect microelectronics (primarily semiconductors and disk drives) parts for both quality assurance and process control purposes; Motion Control and Positioning Systems - to improve the precision of microelectronics manufacturing; and Laser Processing Systems - which perform the highly precise welding, trimming and cutting required by the microelectronics and medical implant industries.

         CALIFORNIA ASIC ("CAL ASIC"), the Company's newly established quick-turn semiconductor design and fabrication operation located south of Los Angeles in Irvine.

         JMAR TECHNOLOGY CO. ("JTC"), the Company's research and development center in San Diego where JMAR technologists conceive the products of tomorrow and refine them for commercial application. The Company conducts its work on advanced X-ray and optical lithography, new medical products, micromachining, and other leading-edge product technologies at this location.

BUSINESS SUMMARY

         JMAR's business involves the utilization of specialized forms of light energy such as lasers or precision regulated light sources. Those business operations fall into two categories: Current Products and Emerging Products.

CURRENT PRODUCTS

         CURRENT PRODUCTS are those which JMAR produces and sells today. Manufactured by PPL, they include:

         TEST AND MEASUREMENT EQUIPMENT - MEASUREMENT, INSPECTION AND ALIGNMENT. During 1996, JMAR's non-contact video and laser-based Test and Measurement Equipment product line accounted for 50 percent of the Company's revenues. JMAR's test and measurement systems are sold primarily to manufacturers of semiconductors and computer disk drives. This line utilizes state-of-the-art machine vision and laser position sensors integrated with programmable optics and lighting control, precision X-Y-Z motion control and other computer controlled functions. Vision, laser and other sensors are used to check changes in variations in geometries. Proprietary algorithms are then written by PPL for edge sensing, height sensing and point taking and fed into mathematical formulas to determine straightness of lines, dimensional data, height measurements, angles and radii of curvature of microscopic devices.

         In late 1995, JMAR introduced its new compact Mirage tabletop, non-contact, high-resolution video/laser measurement system to complement the larger series 3000 and 4000 systems all of which are targeted towards the microelectronics industry. The Mirage can be used for a variety of applications including incoming and outgoing inspection, off-line process control for equipment, process verification and many laboratory functions. The Company's standard Series 3000 systems incorporate video-based measurement and offer several different sizes of X-Y stages while the larger Series 4000 combines video and laser height probes to provide high accuracy X-Y-Z measurements.

         LASER SYSTEMS. The Company manufactures laser processing systems, precision laser hermetic sealing systems and laser machining and welding centers which, collectively, contributed 17% of 1996 sales revenue.

         Laser Processing Systems. JMAR's laser processing systems utilize state-of-the-art lasers for microelectronics manufacturing and repair. As semiconductor assemblies such as Multi-Chip Modules ("MCM") approach the complexity, densities and small feature sizes of semiconductor devices of the early 1970's, there is a growing need for higher precision instruments to probe, inspect and repair them. The Company's optical inspection stations are used to locate open and short circuits while our Laser Processing Stations are designed to meet today's demanding requirements for MCM substrate repair. Pulsed and continuous wave laser sources covering the optical spectral range from infrared to deep ultraviolet are used singly or in combination to create flexible, cost effective systems for engineering evaluation or production.

         Current system models use either excimer lasers to repair MCM short circuits by removing excess material or argon ion lasers to repair open circuits by chemical vapor deposition("CVD"). The excimer tools are capable of delivering a broad combination of power levels, material removal, spot sizes and energy uniformity. Systems which incorporate JMAR's newly patented short pulse solid state laser ("Britelight(TM)") technology are currently in the prototype development phase and are expected to be available before the end of 1997.

         Precision Laser Hermetic Sealing Systems. JMAR's LSS-9000 high-powered Nd:YAG laser hermetic sealing systems are used primarily by electronic and medical equipment manufacturers for leak-tight sealing of medical implant and electronic packages. These systems provide superior performance relative to conventional electrical resistance welding methods for joining and sealing low-resistance metals such as aluminum, titanium and copper alloys. The primary users of laser-based hermetic sealing systems are manufacturers of aerospace assemblies, electronic assemblies used in marine environments and manufacturers of devices and assemblies designed to be implanted in the human body. The Company has historically limited the market in which its precision laser welding systems compete to the handling of objects that require manufacturing travel distance of less than 3 feet in any direction, and which normally have a relatively high value-added component.

         Laser Machining and Welding Centers. JMAR also produces Laser Machining and Welding Centers for targeted marketplaces in the microelectronics industry. These products include high accuracy small component welding systems which utilize vision controlled alignment and sub-micron position repeatability. The Company also produces processing stations for welding of microelectronic feed-throughs and medical implantables and systems for welding critical computer disk drive components. JMAR's precision micro-positioning and vision processing technologies are incorporated into its Laser Machining and Welding Centers to provide customers with single source, full turnkey manufacturing systems which often include laser beam delivery systems, parts handling and identification readers.

         POSITIONING AND MOTION CONTROL. During 1996, the Positioning and Motion Control product line accounted for 22 percent of the Company's revenues. JMAR manufactures a wide range of precision customized positioning stages and motion control devices for the microelectronics industry, including a standard product line of stages with full turnkey solution capabilities. These stages which are the fundamental building blocks of many microelectronic measurement and manufacturing systems, are often integrated into custom systems to meet specific customer requirements. In addition, the Company provides positioning components and systems for original equipment manufacturers ("OEM") as well as for its own test and measurement equipment and laser processing products.

         CUSTOM PRODUCTS. In addition to its standard products, JMAR's PPL division designs, engineers and manufactures customized systems based on its motion control, measurement and/or laser system capabilities to meet specified requirements of customers. Frequently, the design of a particular custom product may lead to additional sales of that product to the customer.

         CONTRACT RESEARCH AND DEVELOPMENT. The Company performs profitable research and development contract work at JTC for third party customers, including the U.S. government and a large medical equipment company. The goals of these efforts are to develop commercially significant products based on the Company's proprietary laser and advanced optical technology. During 1996 contract R&D contributed 11% of JMAR's revenues.

EMERGING PRODUCTS

         JMAR's contract and company-funded R&D programs, collectively, have created a broad world-class technology base that provides the foundation for an array of important new commercial product lines and business areas which the Company refers to as its "Emerging Products". JMAR's Emerging Products, described in the following sections, include: Advanced microlithography for semiconductor manufacturing, laser micromachining systems, the pocket-laser Light Knife for blood sampling and small volume, quick-turn custom semiconductor manufacturing.

         ADVANCED LITHOGRAPHY FOR SEMICONDUCTOR MANUFACTURING. Lithography is the most critical process in the manufacture of semiconductors. It is a photographic-like process which transfers circuit designs onto the chips thereby determining the size of circuit features and the density of circuits on a chip. A typical lithography system consists of an illumination source integrated into an apparatus known as a "stepper" or an "aligner". The combined system is installed in the semiconductor fabrication line.

         Semiconductors are the engines that drive the Technology Industry. Whereas the economics of most industries are driven by consumption or deterioration, the economics of the semiconductor industry are driven by continuous innovation because semiconductors do not wear out. To continue to grow, the semiconductor industry must develop ever more powerful computer chips at a rapid pace. That requires continuing advances in the ability of the Industry to produce ever-smaller circuit feature sizes which make it possible to produce higher circuit densities. Advanced lithography systems, employing shorter wavelength illumination sources, are required to make smaller feature sizes. JMAR is one of the world's leading developers of compact high-intensity short-wavelength lithography sources, including X-rays and novel deep ultraviolet light sources.

         The total size of the lithography market is substantial. The semiconductor industry purchases between 1,500 to 2,000 new lithography systems per year at prices ranging from approximately $700,000 to $7 million. As the circuit feature sizes get smaller the prices of the lithography systems increase rapidly. In X-ray lithography, the illumination is provided by the X-ray source. From 1989 to 1991, the Company designed, patented and developed an optical pulse-compression technique and integrated it with its ACEL excimer laser to produce X-rays in the 10-14 angstrom regime where a substantial amount of lithography process development has already taken place, worldwide. In February 1991, the Company successfully tested a laboratory version of its excimer laser-driven plasma X-ray source, thereby achieving a major milestone in its program. Also, in subsequent experiments with a U.S. government laboratory, the Company demonstrated X-ray generation at 130 angstroms (commonly referred to as the Extreme Ultraviolet or "EUV" regime) using a 50 nanosecond laser pulse duration. Sources producing illumination in both the X-ray and EUV wavelength regimes are expected to find applications in future generations of lithography.

         In January, 1994, after working on smaller government funded X-ray lithography R&D contracts in prior years, JMAR received a $3.6-million contract, with an option exercisable by the U.S. government for an additional $3.3 million, (of which $585,000 was funded in late 1995 and $2.2 million in 1996), to develop JMAR's laser-plasma Picosecond X-ray Source ("PXS") for use in an X-ray stepper system. Additional DARPA funding is anticipated in 1997 to develop a prototype PXS for an entry-level x-ray lithography system with a throughput of 5 to 10 wafers per hour. The revenues from this contract constitute 9% of the Company's 1996 sales. The contract was issued by the U.S. Army Research Laboratory and is sponsored by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense. By the end of 1997, the Company expects that the cumulative amount of U.S. government contract funding for its X-ray lithography point source development program will total approximately $9,000,000.

         During the initial portion of its work under contract the Company made considerable progress in the generation of high-repetition few picosecond (one picosecond is equal to one trillionth of a second) excimer laser pulses which proved advantageous for the generation of the required X-rays with a minimum of contamination (one of the problems which has plagued attempts by other competitors to produce practical X-ray sources has been the production of unacceptable amounts of collateral debris that contaminates the lithography process).

         During the latter part of 1994, JMAR initiated an Independent Research and Development (IR&D) program based on the use of leading-edge diode-pumped solid state laser technology to produce rapid rates of high energy few-picosecond pulses for a range of potential applications, including X-ray lithography. That program progressed so rapidly that the Company, with the concurrence of its customer, phased in its new solid state PXS system as its primary commercial X-ray source candidate and assigned its excimer laser-based PXS to the study of more basic X-ray generation phenomenological studies.

         In July 1996 the U.S. government delivered to JMAR's San Diego facility a government-owned X-ray Stepper which had formed the nucleus of a competitive X-ray Lithography program at Bell Laboratories. That Stepper, developed over a period of several years at an estimated cost of more than $25 million in both government and other corporation funding, was intended, subject to the availability of adequate government contract funding, to be integrated with JMAR's solid state PXS to provide the foundation for an X-ray lithography workstation to be made available to leading semiconductor makers for development of next generation chip manufacturing processes. Since that delivery the Company has been evaluating the alternatives available to it for expediting the commercialization of its X-ray lithography sources. It is now also considering other alternatives for the establishment of a point source X-ray lithography demonstration work station, including recently developed commercial X-ray steppers as well as the Bell Labs Stepper.

         MICROMACHINING SYSTEMS FOR INDUSTRIAL MANUFACTURERS. JMAR has demonstrated an initial version of its Microlight 1000, a new micromachining system that combines the Company's patented solid state picosecond Britelight(TM) laser technology (developed by its JTC division) with one of its proprietary material processing systems (developed at its PPL division) to enable manufacturers to produce micro-sized products and perform a wide range of micro-fabrication procedures.

         The Company has determined that the light beams produced by its high-power picosecond lasers interact in very unique ways with certain materials of interest to the microelectronics industry. The Company believes that these unique interactions will enable makers of precision microcomponents to perform new, previously unavailable manufacturing operations. JMAR has contracted for a detailed market research study and is currently working with a number of micromanufacturers to evaluate the ability of its Microlight system technology to improve the manufacture of current products or to fabricate those that are impossible to make using conventional equipment. During the first half of 1997 JMAR plans to upgrade the current Microlight 1000 system and customize it to meet the specification for the most promising markets identified by the study.

         POCKET SIZE LASER BLOOD SAMPLERS. Another project currently under development draws upon the Company's expertise in diode-pumped solid state lasers to develop a battery-powered, pocket-size laser device for drawing blood for diagnostic analysis for a large medical equipment supplier. Intended to protect health care practitioners from the potential danger of disease transmission related to the handling of needles and other sharp-edged sampling devices, the Company's Light Knife(TM) laser devices are now in the prototype stage with delivery of initial units scheduled for the second quarter of 1997. The ultimate commercial success of this product will depend upon a number of factors including technical performance, cost to produce and the ability of the Company's customer to obtain FDA approval to market the products as well as the ability of that customer to ultimately generate adequate sales volume.

         MANUFACTURE OF CUSTOMIZED SEMICONDUCTORS. In May, 1996, JMAR acquired approximately 94 percent of the outstanding shares of Cal ASIC, a low-volume manufacturer of application specific integrated circuits ("ASIC's"), an important class of semiconductors. ASIC's are compact logic devices that can process and integrate a series of functions within a single semiconductor chip. Because of this, they are commonly used to enhance the performance of a broad range of electronic devices, including computers, telephones, fax machines, modems, televisions and medical products.

         Upon completion of the acquisition, JMAR immediately suspended Cal ASIC's operations and commenced to upgrade its engineering capabilities and re-equip its semiconductor fab facility to enhance the Company's competitive capabilities in the market for specialty semiconductors. At yearend, Cal ASIC had started accepting customer orders and was in the process of completing its facility upgrade.

         In the conventional ASIC design cycle, chip layout and photomask production are the most time consuming steps. The Cal ASIC process circumvents this bottleneck by merging state-of-the-art design tools with a revolutionary laser lithography production process that eliminates the need for expensive and long lead-time photomasks. Coupled with a unique base wafer concept and onsite processing, this direct linking of design and fabrication is expected to enable Cal ASIC to perform low volume chip development and production in a fraction of the time, and at a fraction of the cost of conventional ASIC production methods.

         The Company believes that Cal ASIC's unique ASIC development technology will permit fast, affordable ASIC prototyping without complex processing or unnecessary added steps. The core of the Cal ASIC approach is the direct write laser system. The direct write laser system translates the ASIC design file into an interconnect metalization pattern which is "written" directly onto pre-processed, generic base wafers manufactured by high volume semiconductor foundries. This direct write method eliminates the need for procuring hard tooled photomasks, thereby cutting non-recurring engineering cost to an absolute minimum.

         Since the direct write laser allows the custom circuit pattern to be "written" on each chip, Cal ASIC is expected to be able to vary the design from chip to chip, allowing multiple designs to be fabricated on a single wafer. This should allow shorter prototype delivery times, provide added flexibility for Cal ASIC customers and further improve the economics of the process.

MARKET

         The Company's technology base has applications in several market areas:

LASER PROCESSING SYSTEMS

         The worldwide market for laser based material processing equipment is generally viewed as being divided into two major application categories. The first category is the cutting or joining of parts having large sections or geometries that are over three feet in length (one meter). In general, manufacturers of high power CO2 and Yag lasers dominate this market. The Company chooses to compete in the second application category which involves the manufacture of systems to handle objects that require a manufacturing travel distance of less than 3 feet (one meter) in any direction, and which normally have a high value added component. Such applications for the microelectronics industry require small part handling systems, vision-aided alignment, use of sub-micron positioning and laser pointing. Examples of applications of such systems include spot welding of flexures used in the disk drive industry, surgical tools and medical implants. Examples of small microelectronic parts that require sub-micron positioning and alignment are the repair of multi-chip modules (both open and short repair) and the repair or process of high density interconnects.

         The Company believes that the laser based hermetic sealing market will increase due to the growth in the market for implantable medical devices, as well as the continued trend toward miniaturization and weight reduction in avionics and space based telecommunications systems. The lower weight of aluminum, titanium and similar lightweight metals has resulted in increased use of such low electrical resistance metals which require laser based welding and sealing systems. The Company expects to continue to participate in the continued growth of this market.

         The selling cycle of the above products is relatively lengthy and runs between three months and one year. This cycle corresponds with the customers' capital budgets. The normal marketing process starts with a preliminary feasibility study funded by either the Company or by the customer, followed by process qualification, the obtaining of budgetary information, final contract negotiations, manufacturing and sale.

TEST, MEASUREMENT AND POSITIONING SYSTEMS

         In this market, the Company concentrates on providing products for the electronics industry, medical industry, aerospace and defense industries. The mass storage industry (hard disk drives, tape backup systems and CD-ROM), microelectronics, semiconductor and printed circuit board segments of such industries constitute the targeted marketing focus of the Company. The Company believes that the total sales in this market is in excess of $700 million.

         The specific market segments of the electronics manufacturing industry targeted by the Company have common measurement problems which are ideally solved through non-contact technologies, such as spectrophotometry, laser interferometry and laser distant probes. By combining its expertise in non-contact technologies with strong systems integration skills, JMAR believes it is able to provide the solutions required by these targeted market segments. The Company also believes that the continued trend toward small and more intricate electronic devices will continue to increase the demand for non-contact technologies, parts handling and full integration for a turnkey solution in which it specializes.

SPECIALTY SEMICONDUCTORS

         The Cal ASIC specialty semiconductor business is focused on the currently underserved low-volume and prototype gate array segments of the rapidly expanding $17 billion worldwide market for ASIC's. Gate arrays, which constitute about 40% of the entire ASIC market, are a series of customizable semiconductor building blocks for a variety of critical digital computer components.

         The low-volume gate array market, which the Company believes is currently growing at a rate of approximately 15% per year, is estimated to be more than $500 million. That demand comes mainly from two sources. The first are the numerous chip developers or product manufacturers who never need more than a few thousand chips of a given design due to the limited number of products they build at any one time. This is a very viable market due to the inability of large semiconductor factories, which are set up for high-volume production, to handle short-run orders in a cost-effective manner. Since they cannot do so, potential customers must look to smaller fabricators like Cal ASIC.

         The second source of demand for gate arrays comes from manufacturers that initially require only a limited number of gate array chips for prototypes of new or upgraded products - such as computers, cellular telephones or fax machines - but who may ultimately require very large quantities of them. These customers need a fabricator with the ability to rapidly produce small quantities of gate arrays that also can accommodate the many refinements to the product that these manufacturers often make during the prototyping process. JMAR's market research indicates that many of these customers would prefer to do business with a fabricator that can eliminate the variations in performance that frequently occur when a chip moves from a custom-designed prototype manufacturing process to mass production.

MICROMACHINING

         The Company believes that a large potential market demand exists for high performance systems which manufacture a broad range of ever-smaller microdevices from materials which cannot be machined by currently available fabrication tools. In December 1996 the Company contracted with an established high technology market research firm to evaluate the current and expected markets for its new laser-based micromachining systems including various alternative configurations of its Microlight systems using JMAR's patented Britelight lasers. The final results from this study are expected before the end of March 1997.

ADVANCED LITHOGRAPHY

         Semiconductor device manufacturers purchase lithography tools from established stepper suppliers. The principal suppliers of steppers for high volume semiconductor production are Nikon, Canon, ASML, Silicon Valley Group Lithography (SVGL) and Ultratech Systems.

         The Company understands that Canon and SVGL have X-ray lithography stepper development and prototype programs underway. However, the primary business focus of these companies is on the current multi-billion dollar optical lithography stepper market. On the other hand, Suss Advanced Lithography (SAL), a privately-owned venture headquartered in Vermont, was established several years ago to focus on the X-ray lithography ("XRL") market. According to SAL, as of the end of 1996 a total of 17 X-ray steppers have been sold, worldwide, for X-ray lithography process development. SAL has informed JMAR that 16 of those steppers were manufactured and sold by SAL. It is the Company's understanding that those X-ray steppers were designed to interface with various synchrotron X-ray source facilities currently being utilized, worldwide, for X-ray lithography process development.

         JMAR believes that it is currently the world's leading developer of "point source" X-ray lithography systems. The Company further believes that point source XRL systems, once their X-ray outputs reach levels adequate for commercially viable chip production rates, will provide the semiconductor industry with a lower cost, much more compact and flexible alternative to synchrotron facilities for X-ray lithography process development and production.

         One of the principal goals of the Company's 1997 XRL source development program is the demonstration of the ability of the Company's patented Britelight(TM) laser systems to generate commercially viable rates of X-rays before the end of 1997.

         The Company understands that the semiconductor industry is currently transitioning its highest performance fab lines to the initial production of circuitry, having feature sizes as small as 0.25 microns (i.e., the "critical dimension"). The Company also understands that, with the exception of SAL, the primary focus of the stepper manufacturers for the next few years will continue to be on the marketing of optical lithography steppers.

         In approximately three years, full scale commercial production is expected to transition to critical dimensions of 0.18 microns, followed by 0.13 microns about three years later. For each generation of chip technology, full-scale commercial production operations are usually preceded by one to two years of "pilot plant" operations by each semiconductor manufacturer. The pilot operations, in turn, are preceded by a few years of laboratory process development. According to Sematech, a non-profit semiconductor industry technology evaluator, there are several candidate source technologies for the
0.18 micron generation and beyond. These include: extensions of current deep UV excimer lasers, solid state lasers, synchrotron and point X-ray sources, extreme UV, electron-beam and ion beams. Each of these technical approaches has its proponents and detractors throughout the industry. Periodically, each cites the strengths and weaknesses of the various techniques.

         The Company believes that, as a result of the X-ray lithography process development conducted during the past decade, or more, by other organizations using synchrotron X-ray sources, XRL is closer to commercial reality for the
0.18 micron generation and beyond than any of the other above-listed alternatives with the possible exception of deep UV technology. The principal roadblocks often cited by critics of XRL are: the size, cost and complexity, radiation hazards and lack of availability of a commercially financed X-ray mask supplier. The principal roadblocks often cited by critics for the extension of deep UV to the 0.18 micron is the lack of demonstrated optical component technology and the projected higher costs of the new stepper systems.

         The Company's XRL program is focused on the development of its PXS as a commercially-viable X-ray source alternative to the synchrotron. Unlike synchrotrons, the PXS source is not a hazardous radiation source. Furthermore, commercial PXS source stepper systems for XRL are expected to cost less and be of comparable, or smaller, size than projected DUV stepper systems for the 0.18 micron generation and beyond.

         Up to now, all X-ray masks have been fabricated in R&D or prototype Mask Shops and, consequently, because of the low volumes have been quite expensive. The Company believes that once XRL is adopted as a production process, the projected mask production rates will justify the initial investment required to establish commercial mask fabrication operations.

         The major technical milestone in the Company's PXS development program is the continued scale-up in its Britelight laser technology to enable it to generate commercially viable X-ray source outputs. JMAR's XRL contract with DARPA, if fully funded on a timely basis, is intended to achieve that goal in 1997.

         For further information on the alternative technologies listed above, the reader is advised to consult the publicly-available literature on this subject.

         At the present time, the market for point source x-ray lithography systems is believed to be limited to the sale of a few systems per year to support the 0.18 micron process development programs of the major semiconductor manufacturers and government supported research laboratories. That market is expected to expand as the new 0.18 micron technology moves into the pilot plant phase at leading manufacturers and then onto full scale production. Pursuant to the Technology Roadmap prepared by the Semiconductor Industry Association (SIA), the subsequent generation 0.13 micron technology will start moving into its pilot phase as the 0.18 micron processes move into production. Many semiconductor analysts believe that optical lithography has reached its feasible resolution limit, and that commencing in the latter part of this decade x-ray sources - both large facilitized synchrotrons and point sources such as JMAR's PXS - will start making major inroads into this very large market. The selling price for such point sources is expected to be approximately two million dollars.

LIGHT KNIFE PRODUCTS

         JMAR has a light knife blood sampler product development agreement with a large medical products manufacturer and currently expects its products to be marketed by that customer. That customer has informed JMAR that the current market for disposable blood collection devices is approximately $150 million per year. JMAR's Light Knife blood collection system aims to compete for a significant portion of that market. JMAR further believes that this market could increase once healthcare practitioners become aware of the convenience and safety advantages of Light Knife relative to current sharp edged products.

MANUFACTURING

         Due to the complex nature of the capital equipment that the Company manufactures, JMAR purchases a substantial amount of components from outside vendors for integration into its final systems. Purchased items include: major electronics components, computers, optics, television cameras and motors, as well as mechanical components designed by PPL, such as machine parts, sheet metal enclosures, raw aluminum castings and other fabricated parts. The Company has not encountered difficulties procuring these items and does not rely on exclusive sole source suppliers. Should any of these parts become unavailable from existing suppliers, the Company believes that alternative suppliers are readily available for most of the critical components. However, the use of alternative vendors and suppliers may have an adverse effect upon manufacturing schedules and procedures and could affect delivery and increase costs. Assembly and testing, as well as customer acceptance, are performed within the Company's facilities.

         PPL has installed and integrated an internal information system which includes a management information system that supports a fully integrated material requirements planning system, which is run on PPL's internal local area network. This system enables PPL to control its material requirements planning and its production planning as well as all production.

         To accommodate customer expectations, and due to the complexity of the equipment that the Company manufactures, delivery times after receipt of an order typically range from 30 to 90 days for standard products and from 90 days to one year for customized and special products.

         Cal ASIC has a manufacturing and sales agreement with an established semiconductor manufacturer to share CMOS gate array design and manufacturing resources. This agreement, along with its minifab facility and unique proprietary technologies, will allow JMAR to provide electronic product designers and prototypers with a unique, affordable, quick-response source of small volumes of CMOS gate arrays that the Company believes will perform the same as those produced by high-volume methods. It is JMAR's goal to utilize the existing capabilities of its other divisions in advanced lithography, electronic manufacturing process control and laser system motion control to assist Cal ASIC to expand its production rates and the range of product offerings as market opportunities arise.

RESEARCH AND DEVELOPMENT

         The Company has made substantial investments in the development of specialized software used to control the operations of its hermetic laser welding systems. A major effort in excimer laser delivery optics has produced a leading edge excimer delete (e.g., ablative material removal) tool for semiconductor system repair applications. In addition, the Company conducts a continuing program to expand its accessories and the motion control capabilities of its positioning equipment. Company-funded expenditures for research, development and engineering were $1,304,119, $881,800, $995,520, $853,828 and $609,841 for the
years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively. Total expenditures for RD&E including funding provided by third party contracts from the U.S. government and other companies were $2,441,184, $2,118,550, $2,292,635, $1,419,851 and $1,046,040 for the years ended December 31, 1996, 1995, 1994,
1993 and 1992, respectively.

         JMAR's JTC division is performing R&D contract work funded by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense and other customers. Its work for DARPA relates to: (1) X-ray lithography source development, and 2) other advanced military system technology. During the past five years, JTC has been awarded several contracts from the government relating to the development of advanced manufacturing and military system prototypes utilizing the Company's leading edge laser technology base. JMAR's PPL division is responsible for the subsequent engineering and manufacturing of commercial products based on these prototypes. Government funding of these dual use technologies, however, is very vulnerable to changes in the political atmosphere. For this reason, the Company is aggressively pursuing strategic alliances with commercial microelectronics manufacturers as additional sources of development funding.

         Some of the more significant research and development projects the Company has worked on in 1996 include (i) continued development of a miniature laser lancet system for needleless extraction of blood from the body; (ii) continued development of an x-ray lithography source and novel advanced optical lithography sources for advanced semiconductor manufacturing; (iii) continued development of a fully integrated tabletop system used in the microelectronics industry for non-contact high precision measurement of electronic component dimensions; (iv) continued development of a disk inspection system for failure analysis for the disk drive industry; (v) continued development of a standard platform for laser machining and welding applications; and (vi) continued development of the Microlight 1000 micromachining demonstration center.

DISTRIBUTION

         PPL sells its products on a worldwide basis. Prior to 1996, export sales of PPL averaged in excess of 14% of total revenues, however, during 1996 export sales increased to in excess of 20% of total revenues. The increase in export sales of PPL is due to the shipment to Europe of a large LSS 9000 welding system (earlier LSS 9000 shipments to that same customer were installed in their U.S. facilities).

         PPL utilizes a combination of direct regional sales personnel and sales representatives to market its products in the United States. Foreign sales are handled through independent distributors and representatives located in Europe and the Pacific Rim countries. The distributors normally purchase equipment for their own account and resell it to the end user in compliance with local law and customs. They are appointed as exclusive distributors or representatives for either a geographic area or a targeted product line and are responsible for service support, training and installation to local customers.

COMPETITION

         PPL's principal competition for complete laser based hermetic sealing systems in the United States is from companies which are principally laser suppliers. The principal European competitor is based in Sweden. The competition in laser based light industrial material processing systems is from both the laser suppliers and smaller system integrators. There are a number of domestic and international laser system manufacturers. Typically these manufacturers either manufacture lasers or integrate systems (such as welding or marking) for targeted marketplaces. The Company has positioned itself to be a high-end integrator of leading edge, full turnkey laser processing systems incorporating state-of-the-art Nd:YAG, argon-ion, or excimer lasers, as well as precision positioning, vision systems, remote parts handling and full environmental control for the microelectronics industries. These systems are primarily used for micromachining and short circuit and open circuit repair of microelectronics components/systems.

         The Company believes that it is recognized as a leader in precision motion control X-Y staging, components and systems. There are three major domestic competitors. These competitors carry a much broader line, have much larger distribution channels, and have a large stock of off-the-shelf inventory. In addition, there are approximately five smaller competitors specializing in narrower niches. Rather than compete in the generalized motion control and positioning product marketplace, the Company has established itself as an integrater of X-Y positioning and motion control systems and platforms for several substantial OEM customers.

         The Company believes that it is recognized as a leader in test and measurement systems utilizing vision and laser based depth probes. There are approximately five domestic and three foreign competitors within JMAR's marketplace. The majority of the competition supplies standard off-the-shelf test and measurement systems for the microelectronics industry including the mass storage industry. PPL's strengths against its competition is its ability to integrate its positioning and motion control products with its standard test and measurement systems to provide a turnkey system solution for manufacturing, process control and quality control requirements. The Company's vision and laser based systems are targeted for high-end applications requiring high resolution, sub-micron edge detection, positioning and measurement accuracy. This enables the Company to set itself apart from the mainline competition, which chooses to compete in the lower resolution marketplace.

         In the area of specialty semiconductors, the Company's Cal ASIC division faces competition from a small number of gate array producers using traditional semiconductor manufacturing techniques with the attendant processing times and costs. Currently customers needing only small volumes of custom integrated circuits have few choices. They must either use expensive field programmable gate arrays, or pay high costs to a major producer for limited production, or develop their application using discrete components. Cal ASIC provides another alternative through the use of a unique direct write lithography approach that eliminates photomask generation and allows much faster prototyping and cost effective small volume production. Additionally, Cal ASIC's direct write lithography approach will permit multiple designs to be written on the same wafer, giving customers the ability to do multiple iterations of their designs at one time. While one competitor does use a laser in their prototype offerings, it is an ablative approach which the Company believes produces parts unsuitable for production or even long term evaluation.

         Four main competitors, all located in the western part of the U.S., have emerged in the niche that Cal ASIC serves. All four competitors offer submicron technologies. Three possess full wafer foundries. Cal ASIC currently uses 1.0 micron CMOS technology to serve its customers. Submicron geometry is a perceived benefit for the competitors. However, the Company believes that the great majority of customers in this market niche do not require submicron technology, and that the Cal ASIC offering is suitable for a majority of the market.

         The Company believes that it has established itself as the leading developer of laser-plasma x-ray lithography point source systems. Although other x-ray point source technologies are under development, the Company also believes that upon achievement of commercially viable outputs laser-plasma point sources of the type under development at JMAR may have the best long-term potential for meeting commercial x-ray lithography requirements. The Company believes that its diode pumped solid state laser-driven Pico Second X-ray Source (PXS), when fitted with X-ray collimator devices developed by other DARPA contractors, will be capable of generating x-rays of sufficient intensity to demonstrate sub-quarter micron feature sizes at commercial production rates. JMAR's PXS system has a significant competitive advantage over alternative technologies because of certain unique technical features which the Company believes will allow it to be readily integrated into semiconductor fabrication processes.

PATENTS AND PROPRIETARY TECHNOLOGY

         JMAR owns a substantial body of proprietary software used in the operation of its systems and believes that this software provides it with a unique competitive advantage compared with its competitors in the laser systems and measurement systems business.

         On July 18, 1995, JMAR was issued a patent for a "Low Cost, High Brightness Solid State Laser" covering its solid state laser (i.e., "Britelight(TM)") and PXS technology.

         The Company holds numerous patents relating to lasers, their applications and associated systems and one non-laser patent. The Company's policy is to apply for a patent on each of its significant inventions not only to preserve its proprietary rights but also to protect against reverse engineering by others and to avoid being "locked out" of the use of its own technology by other patents. The Company does not place its principal reliance on patent protection; rather, it seeks to maintain a competitive advantage through an aggressive R&D program, protection of non-patented proprietary data, maintenance of its advanced laser-optics expertise, superior product performance and active marketing of its products. However, it is recognized that lasers and x-ray lithography are the subject of very substantial R&D activity by many very competent companies and that other approaches may be developed and patented, making the field very competitive.

         The Company's use of its laser technology is subject to the basic laser patents owned and licensed by the Patlex Corporation ("Patlex"). Patlex holds title to several of the basic laser and laser application patents originally owned by Gordon Gould. Its position with respect to these patents has been confirmed by the courts within recent years and most laser companies have signed royalty agreements with Patlex since that time.

         The lasers sold by the Company are currently subject to royalties under Patlex U.S. Patent No. 4,704,583. The Company holds all necessary licenses with Patlex. The Company has been advised by two of its customers (the "Customers") that Jerome Lemelson ("Lemelson"), a private inventor, has notified them that its Customers may be infringing on one or more technology use and process patents in the areas of Image Analysis and Manufacturing Apparatus which are held by Lemelson and are incorporated into products manufactured by the Company and other equipment manufacturers. These Customers have been asked by Lemelson to license the use of the technology covered in these patents. The Company has not determined whether or not it infringes on any of the Lemelson patents, nor has any claim been made on the Company by any party.

DEVELOPMENT AND PRODUCTION STRATEGY FOR X-RAY LITHOGRAPHY

         JMAR's x-ray lithography source development strategy is based on developing a modular x-ray source system which can be readily integrated with any vertical-stage x-ray stepper, such as the current development-stage x-ray steppers from Silicon Valley Group Lithography (SVGL), Canon, and Suss Advanced Lithography (SAL). JMAR's commercialization plan for its x-ray source technology is based on:

         1) JTC's understanding of the market requirements for advanced lithography; its x-ray source technology; and its experience with prototype design and interface integration requirements of available steppers,

         2) PPL's capability in engineering, product manufacturing, assembly, test, and integration of precision manufacturing equipment for the microelectronics industry,

         3) The use of established commercialized system components (combined in a unique, patented manner) which makes possible the use of existing U.S. industrial infrastructure to supply and service the principal components of the PXS systems.

CUSTOMERS

         For fiscal years 1996, 1995 and 1994, the United States Government accounted for 9%, 15% and 18%, respectively, of total sales. Foreign sales accounted for 21%, 15% and 31% of the Company's revenues in 1996, 1995 and 1994. In 1996, three customers each accounted for in excess of 10% of JMAR's revenues:
IBM (29.5%), Medtronic (12.1%) and Therma-Wave (10.7%). In 1995, four customers each accounted for in excess of 10% of JMAR's revenues: Therma-Wave (16.4%), IBM (15.8%), Seagate Technology (11.3%) and Magnecomp (11.0%). In 1994, two customers accounted for 13.3% and 10.2% of the Company's revenues. Both of them were purchasers of Flying Height Testing products which were discontinued during that year.

EMPLOYEES

         Currently, the Company has approximately 110 full-time employees. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INDUSTRY SEGMENT INFORMATION

         Prior to the sale of Surgilase, Inc. in December, 1994, the Company operated in two industry segments for financial reporting purposes as follows: the Medical Equipment Group and the Manufacturing Equipment Group. Financial information relating to the Company's export sales for the three years ended December 31, 1996 is incorporated by reference from Note 14 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         The Company has a total of approximately 44,000 square feet of laboratory, office, manufacturing and storage space under lease, including 9,280 square feet located in the Torrey Pines Business Park in the Sorrento Valley region of San Diego, 15 miles north of San Diego International Airport. The Sorrento Valley space is used for JTC's technology development activities, including x-ray lithography and government contract businesses and for the Company's corporate headquarters. That lease, which expires in August, 1997, is at a current monthly rental of $5,661.

         In 1996 PPL added approximately 3,500 square feet of industrial space to its existing 25,000 square feet. The new space was required to expand the internal machining capability and to consolidate large inventory and storage requirements. This enabled the main manufacturing plant of approximately 25,000 square feet to increase its production capability. In addition, the Company maintains sales offices in San Jose, California and Dallas, Texas. In 1996 the size of the Texas office was doubled to accommodate additional pieces of demonstration equipment. PPL's manufacturing, office and storage facilities are located 25 miles north of Los Angeles International Airport and have a monthly rental of $16,173.

         Cal ASIC currently leases 6,596 square feet of manufacturing, office and storage space south of Los Angeles in Irvine, California at a monthly rental of $4,500 which expires in April, 1997. Cal ASIC is currently evaluating its space needs for 1997 and beyond and is currently discussing a lease extension with its landlord.

         The Company believes that its physical properties are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDING

         In July, 1995, a lawsuit was filed against Benchmark Industries, Inc. ("Benchmark") (a subsidiary of the Company which no longer has any assets or operations) and Raytheon Company by two individuals in the U.S. District Court for New Hampshire for an incident which occurred prior to the Company's acquisition of Benchmark in September, 1992. The lawsuit alleged duty to warn, strict product liability, negligence and ultrahazardous activity and loss of consortium. The plaintiff sought general and compensatory damages in the amount of $3,000,000. Benchmark has submitted the lawsuit to its insurance carrier and believes that coverage is available for this lawsuit. Benchmark's insurance company is currently paying the cost of defense of this lawsuit. It is the Company's understanding that the plaintiff is no longer pursuing the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The Company's common stock and warrants are traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NASDAQ-NMS") under the symbols JMAR and JMARW, respectively. The 1996 and 1995 high and low transaction prices for the common stock as reported by NASDAQ-NMS are set forth in the following table.

                             COMMON STOCK PRICE
                                                                          HIGH               LOW
                                                                      -------------     -------------
1995
     First Quarter............................................                7/8             7/16
     Second Quarter...........................................            1 11/32              1/2
     Third Quarter............................................             2 3/32            1 1/4
     Fourth Quarter...........................................            1 11/16            15/16
1996
     First Quarter............................................            1 15/32            15/16
     Second Quarter...........................................             4 9/16            1 1/8
     Third Quarter............................................              3 5/8          1 15/16
     Fourth Quarter...........................................             3 1/16           2 3/32

         There were approximately 4,098 holders of JMAR's common stock and 638 holders of JMAR's publicly traded warrants as of February 25, 1997.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future by the Company on its Common Stock will be dependent on its earnings and financial condition and such other factors considered relevant by the Company's Board of Directors.

         In October, 1996, the Company issued to an individual for facilitating the closing of a transaction a warrant exercisable for 10,000 shares of Common Stock at an exercise price of $2.25 per share. The warrant was issued to a sophisticated investor in a transaction which was exempt under Section 4(2) of the 1933 Act.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data that follows has been extracted from the Company's Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. It should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto, which are included elsewhere in this report.

         The amounts for 1994, 1993 and 1992 have been adjusted from that previously reported to reflect the operations of Surgilase as discontinued operations as a result of its sale on December 9, 1994 but continue to contain the results of several other business activities which the Company also terminated in 1994. The financial data for 1993 includes the operations of PPL since October, 1993. The financial data for 1992 includes the operations of Benchmark since September, 1992. The balance sheet information includes the accounts of Surgilase at December 31, 1993 and 1992, the accounts of Benchmark at December 31, 1994, 1993 and 1992 and the accounts of PPL at December 31, 1996, 1995, 1994 and 1993. The financial data below includes the operations of Texcel through December 31, 1993.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA
====================================================================================================================

                                               1992            1993             1994             1995           1996
                                               ----            ----             ----             ----           ----
Operating revenues..............     (1)$ 5,241,596  (1)$ 9,148,925   (1)$10,821,025      $12,210,490    $16,331,090
Revenues excluding terminated
  operations....................       (2)2,328,000    (2)3,620,925     (2)7,782,025       12,210,490     16,331,090
Gross profit....................          1,534,237       2,233,515        4,034,613        4,879,420      6,692,136
Operating expenses excluding
  restructuring charges.........          3,821,088       5,814,072        5,439,430        4,694,233      6,188,169
Restructuring charges...........                  -       5,112,000         (458,309)               -              -
Income (loss) from operations...         (2,286,851)    ( 8,692,557)        (946,508)         185,187        503,967
Interest expense................           (649,839)       (900,482)        (570,094)        (321,162)      (288,372)
Interest and other income
  (expense), net................            280,327         245,271          390,594          212,240        388,974
Loss on equity and other
  investments...................           (464,876)              -                -                -              -
Income (loss) from continuing
 operations before income taxes.      (3)(3,121,239)  (3)(9,347,768)   (3)(1,126,008)          76,265        604,569
Income tax benefit..............                  -               -                -                -        175,000
Income (loss) from continuing
 operations.....................         (3,121,239)     (9,347,768)      (1,126,008)          76,265        779,569
Discontinued operations:
    Loss from operations of
     discontinued operations....         (1,802,363)     (3,627,869)      (2,999,242)               -              -
    Loss on disposal of
    discontinued operations.....                  -               -         (540,404)               -              -
Net income (loss)...............         (4,923,602)    (12,975,637)      (4,665,654)          76,265        779,569
Per share data:
    Income (loss) per common share
     from continuing operations.              (1.39)          (1.57)            (.11)             .01            .05
    Loss from discontinued
     operations.................              ( .80)          ( .61)            (.33)               -              -
    Net income (loss) per share.              (2.19)          (2.18)            (.44)             .01            .05
Fully diluted shares used in
  calculation of net income (loss)
  per share.....................          2,252,008       5,958,413       10,596,661       14,133,258     16,906,584

====================================================================================================================
                                   CONSOLIDATED BALANCE SHEET DATA - DECEMBER 31,
====================================================================================================================
                                                1992            1993            1994            1995            1996
                                                ----            ----            ----            ----            ----

Working capital ..................        $3,406,317      $1,423,318      $4,007,846      $4,655,087      $5,743,747

Total assets......................        13,890,391      19,137,447       9,107,968       9,248,995      15,395,518

Short-term debt...................         1,056,393       4,928,447         914,590       1,526,929       2,317,861

Long-term debt....................         4,489,419       3,189,664       2,165,417       1,536,273         667,310

Stockholders' equity..............         4,415,327       3,709,032       3,849,822       5,085,202       9,368,905
====================================================================================================================

(1) Excludes revenue from the discontinued Surgilase operations of $5,277,406, $6,776,603 and $4,771,775 for 1994, 1993 and 1992,
         respectively.
(2)      Excludes revenue from Terminated Operations (See page 19).
(3)      Includes losses from Terminated Operations (See page 19).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's product lines are subdivided into two categories: Current Products and Emerging Products. Current Products are those produced and sold, today, whereas the Emerging Product lines are developing businesses some of which are supported by third party customer R&D contracts.

         JMAR had formerly operated in two industry segments which for financial reporting purposes are as follows: the Medical Equipment and Accessories Group and the Manufacturing Equipment Group. In recent years, the Medical Equipment Group consisted primarily of the operations of Surgilase. This operation was sold in December, 1994 and is accounted for as discontinued operations. As a result, and in accordance with standard accounting practice, the revenues from Surgilase operations are excluded from the revenues shown herein for 1994, and the amounts for all other items related to Surgilase have been adjusted to reflect the operations of Surgilase as a discontinued operation. Pursuant to its restructuring in 1994, the Company also sold several other operations and assets (the "Terminated Operations") which, in accordance with standard accounting practice, have not been classified as "discontinued operations". Therefore, the revenues and results of operations from the Terminated Operations are required to be included in the Operating Revenues reported in the statements of operations for prior years. To compare the revenues generated by those assets which remained after the disposition of the Terminated Operations with the revenues generated by such assets prior to the disposition of the Terminated Operations, however, the second line of the Consolidated Statements of Operations Data on the previous page reflects the revenues of the Company excluding the revenues from the Terminated Operations.

RESULTS OF CONSOLIDATED OPERATIONS

         The Company achieved record performance in revenues, operating profitability and net profitability during 1996. Operating income for 1996 and 1995 was $503,967 and $185,187, respectively, versus a loss of $946,508 for the year ended December 31, 1994, while net income for those same periods was $779,569 and $76,265, versus a loss of $4,665,654, respectively.

         On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC ("Cal ASIC"). The Company has accounted for the acquisition as a purchase effective June 1, 1996. JMAR's Operating and Net Incomes for 1996, $503,967 and $779,569, respectively, include operating and net losses of $448,040 and $460,028, respectively, generated from Cal ASIC's startup operations. Accordingly, JMAR's operating income and net income, excluding the startup loss from Cal ASIC, were $952,007 and $1,239,597, respectively, for the year ended December 31, 1996. The Company's outlook for fiscal year 1997 is positive for operations that existed prior to the acquisition of Cal ASIC. However, the Company expects a continuing adverse impact on profits in the near term from Cal ASIC, including a non-cash charge of approximately $195,000 per year for goodwill. It is management's belief that Cal ASIC will become profitable before the end of 1997.

         At the end of 1993 the Company concluded that its efficiency of operations and its future profitability would be significantly improved by consolidating and restructuring its manufacturing equipment group operations. Pursuant to the plan of consolidation, which was substantially completed prior to the end of 1994, the Company sold two product lines and Texcel (with the exception of certain Texcel laser material processing assets which were transferred to PPL) and consolidated the remaining manufacturing equipment operations into its PPL manufacturing division in Chatsworth, California. As part of the consolidation plan, the Company also sold its Flying Height Testing ("FHT") equipment product line effective June 30, 1994.

         Revenues for each of the fiscal years ended December 31, 1996, 1995 and 1994 were $16,331,090, $12,210,490 and $10,821,025, respectively. Approximately
$3,039,000 in revenues
from Terminated Operations were included in the revenues for 1994. Therefore, the actual revenues for the fiscal years ended December 31, 1996, 1995 and 1994 from operations continued into 1995 were $16,331,090, $12,210,490 and $7,782,025, respectively (approximately 45% compounded annual growth rate compared with a compounded annual growth rate in excess of 62% for the five year period 1992 to 1996). The increase in revenues for the year ended December 31, 1996 over the year ended December 31, 1995 is primarily attributable to the overall increased volume of orders in 1996 for Disk Head Inspection Workstations and new products, primarily the Mirage tabletop video measurement system. Inventories have increased from $2,585,575 at December 31, 1995 to $3,855,312 at December 31, 1996 primarily due to raw material and component purchases to support the increased orders and higher levels of production planned for 1997. The revenue increase for the year ended December 31, 1995 over the year ended December 31, 1994 of approximately $4,428,000 was primarily attributable to increased sales from Manufacturing Equipment products produced by the PPL manufacturing division of approximately $4,510,000.

         Gross margins for the fiscal years ended December 31, 1996, 1995 and 1994 were 41%, 40% and 37.3%, respectively. The increase in gross profit margins for the fiscal year ended December 31, 1996 versus the fiscal year ended December 31, 1995 is primarily due to greater efficiencies in the manufacturing process resulting from higher sales and production volume and the elimination of a low margin product at PPL. Although the Company's margins have improved in 1996 as compared to 1995, it continues to experience competitive pressures on certain products which may impact gross margins in the future. The lower gross profit margins for the fiscal year ended December 31, 1994 versus the fiscal year ended December 31, 1995 is primarily due to lower margin product lines of Benchmark Industries, formerly a JMAR subsidiary which was eliminated as part of the 1994 restructuring, and the re-location of the laser material processing assets from the East Coast of the U.S. to Southern California. The Company took action in 1994 to eliminate these lower margin products. The increased gross margins for 1995 were partially offset by lower margins at PPL in 1995 versus 1994 due to increased outside vendor component purchases.

         Selling, general and administrative ("SG&A") expenses for the fiscal years ended December 31, 1996, 1995 and 1994, were $4,884,050, $3,812,433 and
$4,443,910, respectively. The increase in SG&A expenses in 1996 is due to (i) SG&A expenses of $448,040 related to Cal ASIC in 1996 compared to none in 1995;
(ii) increased amortization with respect to the larger quantity of demonstration equipment, primarily related to the Mirage, required to support expanded marketing efforts; (iii) higher customer service costs that resulted from adding to the customer service staff to support increased sales volume experienced in 1996; and (iv) higher payroll costs. The decrease in SG&A expenses in 1995 as compared to 1994 was due to lower expenses resulting from restructuring and consolidation of the manufacturing equipment group at PPL in Southern California and other cost reductions.

         The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales" expenses totaled $1,137,065, $1,236,750 and $1,297,115 for the fiscal years ended December 31, 1996, 1995 and 1994, respectively. The decrease in Customer-Funded RD&E for 1996 is primarily due to the delay in receipt of additional contract funding from the U.S. government. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $1,304,119, $881,800 and $995,520, respectively. Hence, total RD&E expenses for those three years were $2,441,184, $2,118,550 and $2,292,635, respectively.

         Interest expense for the fiscal years ended December 31, 1996, 1995 and 1994, was $288,372, $321,162 and $570,094, respectively. The decrease in interest expense in 1996 versus 1995 is due to the conversion of $1,000,000 of convertible notes into JMAR common stock in October 1996. The decrease in interest expense in 1995 versus 1994 is due to the payoff or conversion of approximately $2,500,000 of convertible notes in February 1994, the payoff or conversion of approximately $2,401,000 of Benchmark debt in 1994 and the conversion or payoff of $700,000 of convertible notes in 1995. Included in interest expense for fiscal year 1994 is amortization of certain Common Stock warrant premiums totaling $7,295, and loan fees totaling $30,780, $51,525 and $75,382, for the fiscal years 1996, 1995 and 1994, respectively.

         Interest and other income (expense) for 1996 includes a gain of approximately $405,700 related to the settlement with Atlantic American Holding Company Limited ("Atlantic") and early redemption of the preferred stock of Atlantic that the Company held and includes a non-recurring charge of $80,000 recorded in the first quarter relating to an investment disposed of in a prior year. Interest and other income (expense) for 1994 includes discounts obtained by the Company against certain payables primarily related to Benchmark, a gain on the sale of the FHT product line of PPL and a gain on the sale of stock in another company and offset in part by a loss on the sale of assets of Benchmark.

         During 1994 the Company decided not to sell the Metrology line of PPL. Accordingly, the previously established restructuring reserves for that potential sale were reversed in 1994. This reversal was offset by additional restructuring costs associated with the disposition and consolidation of certain assets of Benchmark.

         During 1994, JMAR sold substantially all of the assets of Surgilase on an installment sale basis for a price of approximately $6,700,000, the final payment of which was received by the Company in June 1996. Discontinued operations reflect a loss of $2,999,242 for the year ended December 31, 1994 and a loss on disposal of discontinued operations of $540,404 in 1994.

         Included in the Statement of Operations for the Company in 1996 is a tax benefit of $175,000 related to the utilization by the Company of a portion of its net operating loss carryforward.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         Working capital as of December 31, 1996 was $5,743,747 compared to $4,655,087 at December 31, 1995.

         Cash and cash equivalents at December 31, 1996 and December 31, 1995 were $2,629,286 and $1,837,647, respectively. The increase (decrease) in cash and cash equivalents for the fiscal years ended December 31, 1996, 1995 and 1994 was $791,639, $(107,731) and $1,387,358, respectively. Cash from net income plus non-cash operating items improved from a provision of cash of $663,071 for the year ended December 31, 1995 to a provision of cash of $1,447,741 for the year ended December 31, 1996. The increase in cash for 1996 resulted from cash provided by financing activities of $1,429,441 (net proceeds from the exercise of warrants, borrowings from notes payable, and net proceeds from issuances of common stock, less net payments of short-term debt) offset in part by cash used in operations of $413,687 and cash used in investing activities of $224,115 (primarily capital expenditures, increase in other receivables, and acquisition costs, less cash received from the collection of notes receivable, primarily related to the sale of Surgilase). The cash used in operations was primarily used to finance accounts receivable and inventory purchases offset in part by an increase in accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in revenues for the twelve months ended December 31, 1996. Accounts payable and accrued liabilities increased primarily due to (i) an increase in inventory purchases to support planned production increases; (ii) an increase in deposits and progress payments obtained in connection with customer orders; and (iii) accounts payable and accruals of Cal ASIC.

         The decrease in cash for 1995 resulted from cash used in operations of $1,625,119 (primarily to finance inventory and accounts receivable and to paydown accounts payable and accrued liabilities) offset in part by cash provided by investment activities of $1,076,835 (primarily cash received from the note receivable related to the sale of Surgilase less capital expenditures) and cash provided by financing activities of $440,553 (primarily net borrowings under short-term debt agreements less payments of notes payable). The increase in cash for 1994 resulted from cash provided by investing activities of $4,278,288 (primarily consisting of proceeds from the sale of assets and Surgilase and payments received on notes receivable offset by capital expenditures) and finance activities of $174,404 (primarily consisting of proceeds from the issuance of common stock offset by payments of notes payable, including convertible notes of $2,350,000) offset by cash used in operations of $3,065,334.

         JMAR operations will continue to require the use of working capital. The working capital of PPL is generally funded through its working capital line (the "Line") with a bank (the "Bank") plus customer advanced payments made at the time of order placements. The operations of JTC are currently funded through third party contracts. During 1995 and most of the first quarter of 1996, advances pursuant to the Line were based on 80 percent of eligible accounts receivable and 25 percent of eligible inventories (up to $1,000,000). The Bank increased the Line from $1,500,000 in the second quarter of 1995 to $3,000,000 in March, 1996, allowed certain foreign receivables (up to $250,000) to be eligible receivables and increased the percent of eligible inventories to 35 percent. As of December 31, 1996, PPL's capital availability pursuant to the Line was approximately $2,774,000 of which approximately $1,444,000 was borrowed. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met could impact the availability of advances pursuant to the Line. In addition, during the third quarter, the Bank loaned the Company $500,000 to be used for equipment purchases by PPL. Concurrent with the closing of the acquisition (the "Acquisition") of Cal ASIC, the Company loaned $400,000 to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in the quarter ended September 30, 1996, and to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000 secured by the JMAR stock they received in the Acquisition. During September, 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which will be used to finance Cal ASIC equipment and software financing requirements. Management believes that the Company has existing resources to adequately fund operations and working capital requirements as well as the Cal ASIC obligations for the next twelve months based on the current level of operations and business conditions.

         At December 31, 1996, the Company had in excess of $26 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements contained in this Form 10-K are forward looking statements that involve a number of risks and uncertainties. In addition to the factors discussed below, among the other factors that could cause actual results to differ materially are the following: Concentration of sales to markets and customers (see "Customers"), delays or cancellations in orders, fluctuations in margins, timing of specific orders, customer reorganizations, demand fluctuations, timely development, introduction and acceptance of new products, technical obsolescence of existing products, technical problems in the development or modification of current products, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, laser blood sampler, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, and other competitive factors.

         JMAR's future operating results are also dependent on its ability to develop, manufacture and market, in a timely manner, innovative products that meet customers' needs and the continued growth of the semiconductor, computer disk drive and medical equipment industries. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain and requires innovations that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture them in sufficient volumes at acceptable costs to meet demand and establish the necessary sales and marketing capabilities to assure adequate and timely sales volume.

         In addition, portions of the Company's manufacturing operations are sometimes dependent on the ability of a targeted base of suppliers to supply core technology, sub-assemblies and common manufactured parts in time to meet critical distribution and manufacturing schedules. From time-to-time the Company could experience constrained supply of certain component parts due to a variety of reasons, including strong demand in those product lines as well as strong demand in the industry. Such constraints could adversely affect JMAR's operating results until alternate sourcing is developed.

         As is the case for a large number of California-based companies, a significant portion of the Company's operations are located near major earthquake faults. The ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

         The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be estimated. Environmental costs are presently not material to JMAR's operations or financial position.

         Although JMAR believes that it has the necessary product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company's common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

         During May, 1996, the Company acquired California ASIC a quick turn, but as yet unprofitable, manufacturer of a special category of semiconductor chips. The Company believes that Cal ASIC fits well with the Company's current business activities and believes that the acquisition will improve the Company's profitability and sales volume at some point in 1997. The initial expense of integrating Cal ASIC into the Company and expanding its sales volume to profitable levels has produced losses at Cal ASIC and may continue to produce losses in the near term. Morever, despite plans for additional investment, there are no guarantees that the operations of Cal ASIC will ever achieve profitability. JMAR has performed what it believes is extensive due diligence on the markets, the technologies and the management of Cal ASIC using both its internal resources as well as several competent, independent outside consultancy groups. On the basis of the information obtained, the Company is optimistic regarding the potential future contribution of Cal ASIC to JMAR. However, there are many possible factors which could negatively impact the achievement of these expected future benefits, including: failure of the quick-turn gate array market to materialize as rapidly as forecast, emergence of new competitors, possible patent infringement claims, inability to attract and retain the additional qualified employees required to manufacture and sell the Cal ASIC products and services, failure of the manufacturing facilities to produce adequate quantities and quality of products within the required time frame at profitable cost levels, deterioration of the relationship between Cal ASIC and its base wafer suppliers, litigation from prior creditors or shareholders of Cal ASIC, the ability of the Company to raise the funds necessary to adequately finance the working capital needs and equipment purchase needs of Cal ASIC as well as many of the risk factors set forth above.

         The ultimate commercial success of the Company's pocket size laser blood samplers will depend on a number of factors including technical performance, cost to produce and the ability of the Company's customer to obtain FDA approval to market the products and the ability of that customer to ultimately generate adequate sales volume.

         The Company has not yet achieved commercially viable outputs in its X-ray lithography program. In order to prove that its technology works and to produce a completed product, the Company must complete the development and integration of these highly technical and complicated systems into a fully-integrated prototype. With any new technology, there is a risk that the market may not appreciate the benefits of the product. In addition, the Company's X-ray lithography system will compete against other developing technologies. Development by others of new or improved products, processes or technologies may make the Company's proposed product obsolete or less competitive. Also, the development of sophisticated laser products is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs.

         Although JMAR has demonstrated an initial version of its Microlight 1000, it has not yet sold the proposed product. Along with some of the risks discussed in the preceding paragraph, the size of the potential market for the product is not yet known. In addition, the Company has not proven that its proposed product will improve the manufacturing of customer's products or fabricate those that are currently impossible to make using conventional equipment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements prepared in accordance with Regulation S-X are set forth beginning on page 27 hereof.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.........................................................26

Consolidated Balance Sheets as of December 31, 1996 and 1995.....................................27

Consolidated Statements of Operations for the Years Ended December 31, 1996,
1995 and 1994....................................................................................28

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
1996, 1995 and 1994..............................................................................29

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
1995 and 1994....................................................................................30

Notes to Consolidated Financial Statements.......................................................31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To JMAR Industries, Inc.:

         We have audited the accompanying consolidated balance sheets of JMAR Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMAR Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in
Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                   /s/ Arthur Andersen LLP
                                                   -----------------------
                                                   ARTHUR ANDERSEN LLP

San Diego, California
February 24, 1997

                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1996 AND DECEMBER 31, 1995

==================================================================================================================================

                                         ASSETS                                                              December 31,
                                         ------                                                              ------------
                                                                                                      1996                 1995
                                                                                                      ----                 ----
Current Assets:
     Cash and cash equivalents (Note 2) ........................................                    $2,629,286          $1,837,647
     Accounts receivable, net (Note 5)..........................................                     2,994,762           1,742,484
     Notes and other receivable (Notes 11 and 13 )..............................                       902,005             979,165
     Inventories (Notes 2 and 4)................................................                     3,855,312           2,585,575
     Prepaid expenses and other ................................................                       721,685             137,736
                                                                                                   -----------          ----------
          Total current assets..................................................                    11,103,050           7,282,607
Notes receivable (Note 13 ).....................................................                        54,667             129,502
Receivable from officers........................................................                        73,824              69,524
Property and equipment, net (Notes 2 and 6).....................................                     2,704,460             571,622
Equity securities, at cost (Note 11) ...........................................                             -             621,000
Other assets, net  (Note 2) ....................................................                       347,627             290,208
Goodwill, net  (Notes 2 and 3)..................................................                     1,111,890             284,532
                                                                                                   -----------          ----------

         TOTAL ASSETS...........................................................                   $15,395,518          $9,248,995
                                                                                                   ===========          ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable...........................................................                     $ 914,272         $   455,715
     Accrued liabilities........................................................                       535,885             215,768
     Accrued payroll and related costs..........................................                       849,072             423,845
     Customer deposits .........................................................                       742,213               5,263
     Convertible notes payable (Notes 8 and 11) ................................                       589,631                   -
     Notes payable and capital lease obligations (Notes 7 and 8)................                     1,728,230           1,526,929
                                                                                                   -----------          ----------
          Total current liabilities.............................................                     5,359,303           2,627,520
                                                                                                   -----------          ----------
Convertible notes payable (Notes 8 and 11)......................................                             -           1,536,273
                                                                                                   -----------          ----------
Notes payable and capital lease obligations, net of current portion (Notes 7 and 8)                    667,310                   -
                                                                                                   -----------          ----------
Commitments and contingencies (Notes 3, 7 and 9)
Stockholders' equity (Notes 3, 8, 9, 11 and 12):
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and
         outstanding as of December 31, 1996 and December 31, 1995..............                             -                   -
     Common stock, $.01 par value; 40,000,000 shares authorized;
       Issued and outstanding 16,760,269 shares as of December 31, 1996 and 14,228,585
       shares as of December 31, 1995..........................................                        167,603             142,286
     Additional paid-in capital.................................................                    35,274,959          31,796,142
     Accumulated deficit........................................................                  (26,073,657)        (26,853,226)
                                                                                                   -----------          ----------
          Total stockholders' equity............................................                     9,368,905           5,085,202
                                                                                                   -----------          ----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................                   $15,395,518          $9,248,995
                                                                                                   ===========          ==========

==================================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

=======================================================================================================================

                                                                                      Year ended December 31,
                                                                                      -----------------------


                                                                               1996            1995            1994
                                                                               ----            ----            ----
Product sales ..........................................................   $ 14,585,585    $ 10,351,949    $  8,501,017
Contract sales .........................................................      1,745,505       1,858,541       2,320,008
                                                                           ------------    ------------    ------------
          Total revenues (Note 14) .....................................     16,331,090      12,210,490      10,821,025
Product costs of sales .................................................      8,501,889       6,094,320       5,311,386
Contract costs of sales ................................................      1,137,065       1,236,750       1,475,026
                                                                           ------------    ------------    ------------
          Gross profit .................................................      6,692,136       4,879,420       4,034,613
                                                                           ------------    ------------    ------------
Operating Expenses:
     Selling, general and administrative ...............................      4,884,050       3,812,433       4,443,910
     Research, development and engineering .............................      1,304,119         881,800         995,520
     Restructuring charges (Note 13) ...................................           --              --          (458,309)
                                                                           ------------    ------------    ------------
          Total operating expenses .....................................      6,188,169       4,694,233       4,981,121
                                                                           ------------    ------------    ------------
Income (loss) from operations ..........................................        503,967         185,187        (946,508)
Interest and other income (expense), net ...............................        388,974         212,240         390,594
Interest expense .......................................................       (288,372)       (321,162)       (570,094)
                                                                           ------------    ------------    ------------
Income (loss) from continuing operations before income taxes ...........        604,569          76,265      (1,126,008)
Income tax benefit (Note 10) ...........................................        175,000            --              --
                                                                           ------------    ------------    ------------
Income (loss) from continuing operations ...............................        779,569          76,265      (1,126,008)
Discontinued Operations (Note 13):
     Loss from operations of  discontinued operations ..................           --              --        (2,999,242)
     Loss on disposal of discontinued operations .......................           --              --          (540,404)
                                                                           ------------    ------------    ------------
Net income (loss) ......................................................   $    779,569    $     76,265    $ (4,665,654)
                                                                           ============    ============    ============
Net income (loss) per common share and common equivalent share (Note 2):
     Primary and fully diluted:
     Income (loss) per common share from continuing operations .........   $        .05    $        .01    $       (.11)

     Loss per common share from discontinued operations................            --              --              (.33)
                                                                           ------------    ------------    ------------
Net (income) loss per common share .....................................   $        .05    $        .01    $       (.44)
                                                                           ============    ============    ============

Weighted average common and common equivalent shares outstanding:
     Primary ...........................................................     16,755,753      14,133,258      10,596,661
                                                                           ============    ============    ============
    Fully diluted ......................................................     16,906,584      14,133,258      10,596,661
                                                                           ============    ============    ============
=======================================================================================================================

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              JMAR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                           Additional                          Total
                                                Common Stock            Preferred Stock     Paid-in       Accumulated  Stockholders'
                                              Shares       Amount      Shares    Amount     Capital         Deficit           Equity
                                          ------------   ----------   --------  --------  ------------   ------------   -----------
Balance, December 31, 1993.............     7,506,123   $   75,062       --    $   --    $ 25,897,807   $(22,263,837)  $ 3,709,032
Debt converted to equity (Note 11).....        58,160          581       --        --         112,375           --         112,956
Issuance of common stock and
   warrants (Note 11)..................     4,625,000       46,250       --        --       4,704,230           --       4,750,480
Stock issued upon litigation
   settlement..........................        25,000          250       --        --          11,000           --          11,250
Stock issued related to
   acquisition of Rose Technology......        68,150          681       --        --          24,677           --          25,358
Stock received in sale of Texcel.......       (40,000)        (400)      --        --         (93,200)          --         (93,600)
Net loss...............................           --           --        --        --            --       (4,665,654)   (4,665,654)
                                          ------------   ----------   --------  --------  ------------   ------------   -----------
Balance, December 31, 1994.............     12,242,433      122,424       --        --      30,656,889    (26,929,491)    3,849,822
Debt converted to equity (Note 11).....        700,000        7,000       --        --         443,002           --         450,002
Issuance of common stock (Note 11).....      1,278,152       12,782       --        --         688,075           --         700,857
Stock issued upon litigation
   settlement..........................          8,000           80       --        --           8,176           --           8,256
Net income.............................           --           --         --        --            --           76,265        76,265
                                          ------------   ----------   --------  --------  ------------   ------------   -----------
Balance, December 31, 1995.............     14,228,585      142,286       --        --      31,796,142    (26,853,226)    5,085,202
Issuance of stock related to
   acquisition of Cal ASIC
   (Note 3)............................      1,427,526       14,275       --        --       1,707,270           --       1,721,545
Debt converted to equity (Note 11).....        440,000        4,400       --        --         973,021           --         977,421
Stock issued upon exercise of
   warrants (Note 11)..................        474,158        4,742       --        --         644,426           --         649,168
Issuance of common stock (Note 11).....        190,000        1,900       --        --         154,100           --         156,000
Net income.............................           --           --         --        --            --          779,569       779,569
                                          ------------   ----------   --------  --------  ------------   ------------   -----------
                                            16,760,269   $  167,603       --    $   --    $ 35,274,959   $(26,073,657)  $ 9,368,905
                                          ============   ==========   ========  ========  ============   ============   ===========


The accompanying notes to financial statements are an integral part of these consolidated statements.

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                   Year ended December 31,
                                                                       ---------------------------------------------
                                                                            1996           1995            1994
                                                                       -------------   -------------   -------------
Cash flows from operating activities:
     Net income  (loss) .............................................  $     779,569   $      76,265   $  (4,665,654)
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization..............................         668,172         565,750         918,391
         Services received in exchange for
            common stock or warrants................................            --            21,056          13,757
         Restructuring charges......................................            --              --          (411,000)
         Loss on sale and disposition of assets.....................            --              --           608,671
         Loss on disposal of discontinued operations................            --              --           540,404
         Discount on payables.......................................            --              --          (348,001)
         Gain on sale of product line...............................            --              --          (496,454)
     Change in assets and liabilities net of effects of acquisitions:
          (Increase) decrease in:
          Accounts receivable......................................       (1,252,278)       (589,073)      2,360,360
          Inventories..............................................       (1,307,937)       (464,635)        (81,666)
          Prepaid expenses and other...............................         (654,320)        (31,760)         71,923
          Other assets.............................................         (132,172)       (108,350)         63,338
          Increase (decrease) in:
          Accounts payable and accrued liabilities................         1,485,279      (1,094,372)     (3,245,776)
          Discontinued operations-noncash charges and working
             capital changes.....................................              --              --          1,606,373
                                                                       -------------   -------------   -------------
     Net cash used in operating activities......................            (413,687)     (1,625,119)     (3,065,334)
                                                                       -------------   -------------   -------------
Cash flows from investing activities:
     License and patent costs....................................            (12,905)        (16,675)           --
     Capital expenditures........................................           (941,597)       (251,502)       (172,025)
     Increase in notes and other receivables.....................           (187,722)         (7,147)        (27,259)
     Payments received on notes receivable.......................          1,004,502       1,339,661         240,283
     Proceeds from sale of assets................................               --            12,498       2,770,341
     Acquisition costs, net of cash acquired.....................            (86,393)           --            44,210
     Proceeds from sale of discontinued operations...............               --              --         1,500,000
     Cash used for discontinued operations.......................               --              --           (77,262)
                                                                       -------------   -------------   -------------
          Net cash provided by (used in) investing activities....           (224,115)      1,076,835       4,278,288
                                                                       -------------   -------------   -------------
Cash flows from financing activities:
     Net borrowings (payments) under short-term debt agreements..            (82,648)        734,866        (478,681)
     Net borrowings (payments)  of notes payable.................            706,921        (313,860)     (4,231,977)
     Net proceeds from the issuance of common stock..............            156,000          19,547       4,750,479
     Net proceeds from the exercise of warrants..................            649,168            --              --
     Cash provided by discontinued operations....................               --              --           134,583
                                                                       -------------   -------------   -------------
          Net cash provided by financing
            activities...........................................          1,429,441         440,553         174,404
                                                                       -------------   -------------   -------------
Net increase (decrease) in cash and cash
  equivalents....................................................            791,639        (107,731)      1,387,358
Cash and cash equivalents, beginning of
  period.........................................................          1,837,647       1,945,378         558,020
                                                                       -------------   -------------   -------------
Cash and cash equivalents, end of period.........................      $   2,629,286   $   1,837,647   $   1,945,378
                                                                       =============   =============   =============



SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC. As consideration for the acquisition, the Company issued an aggregate of approximately 1,427,526 shares of its common stock (See Note 3).



The accompanying notes to financial statements are an integral part of these consolidated statements.

                              JMAR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE COMPANY

         The accompanying consolidated financial statements include the accounts of JMAR Industries, Inc. (the "Company" or "JMAR") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company develops, manufactures and markets precision measurement and manufacturing systems and specialty semiconductor and laser products for the microelectronics and medical industries.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.   Cash and Cash Equivalents

         The Company defines cash and equivalents to include cash on hand and cash invested in short-term securities which have original maturities of less than 90 days.

    b.   Fair Value of Financial Instruments

         The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company's line of credit approximates fair value.

    c.   Inventories

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead.

    d.   Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for net deferred tax assets when it is uncertain that such tax assets will be realized.

     e.  Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization are provided over the assets' estimated useful life of three to ten years using the straight-line method. Maintenance and repairs are expensed as incurred. Costs capitalized for self constructed assets include direct material, labor and applicable overhead.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     f.  Goodwill and Other Assets

         Goodwill is amortized by systematic charges to income over the periods estimated to be benefited, generally five to ten years. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. Management believes that there has been no impairment of goodwill as reflected in the Company's consolidated financial statements as of December 31, 1996. Accumulated amortization of goodwill was $244,599 and $94,204 at December 31, 1996 and 1995, respectively. Patent costs are amortized over ten years, and other assets are amortized over not more than five years. Accumulated amortization of other assets was $184,340 and $89,619 at December 31, 1996 and 1995, respectively.

     g.  Long-Lived Assets

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires the adjustment of the carrying value of long-lived assets and certain identifiable intangibles, if their value is determined to be impaired. The Company adopted the provisions of this standard on January 1, 1996. The adoption of SFAS 121 had no material impact on the accompanying financial statements.

     h.  Revenues

         Product revenues are generally recognized when the product is shipped and all risks of ownership have passed to the customer. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Estimated losses are fully charged to operations when identified.

     i.  Income (Loss) Per Share

         Income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, warrants and convertible notes using the treasury stock method. Common stock equivalents are not included in the calculation of loss per share as their effect would be antidilutive.

     j.  Stock Options

         Effective January 1, 1996, the Company adopted the disclosure only requirement of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The adoption of SFAS 123 had no material impact on the accompanying financial statements (see Note 12).

     k.  Reclassifications

         Certain reclassifications have been made to the prior year financial statements to conform with the 1996 presentation.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


      l.  Pervasiveness of Estimates

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

3.  ACQUISITION OF CALIFORNIA ASIC, INC.

         On May 23, 1996, the Company acquired (the "Acquisition") approximately 94 percent of the outstanding common stock of California ASIC Technical Services, Inc., a Nevada corporation (subsequently renamed California ASIC ("Cal ASIC")). The Acquisition involved a private tender offer to the shareholders of Cal ASIC (the "Sellers"). As consideration for the Acquisition, the Company issued to the Sellers an aggregate of 1,427,526 shares of its Common Stock. The shares issued by the Company are unregistered, however, the Company agreed to use its best efforts to register certain of the shares in the future. The purchase price was negotiated at arm's length.

         In addition, concurrent with the closing, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in 1996, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, secured by the JMAR stock they received in the Acquisition.

         Cal ASIC is engaged in the design, fabrication, assembly and testing of application specific integrated circuits for the electronics industry and will be operated as a division of the Company.

         The Company has accounted for the acquisition as a purchase effective June 1, 1996. The allocation of the purchase price of Cal ASIC reflected in the accompanying financial statements has been prepared based upon an independent appraisal of certain of the acquired assets and using management's estimate of fair value for the remaining net assets. The Company will continue to review its allocation of the purchase price to the acquired assets and liabilities. Goodwill related to this acquisition is being amortized over five years.

         The following unaudited pro forma information gives effect to the acquisition of Cal ASIC as if the acquisition occurred on January 1 of each respective pro forma period. In connection with the acquisition, Cal ASIC entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $850,000. Such debt reductions are not reflected in the statement of operations of the Company. The pro forma loss from continuing operations excludes any impact from the debt settlements of Cal ASIC directly attributable to the Acquisition. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of Cal ASIC occurred on January 1 of each respective period or which may be expected to occur in the future.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                  For the Year Ended December 31,
                                                                  -------------------------------
                                                                  1996                       1995
                                                              -----------                ------------
Total revenues                                                $16,343,000                $ 12,401,000
                                                              ===========                ============

Income (loss) from continuing operations                      $   368,000                $   (304,000)
                                                              ===========                ============

Income (loss) per share                                       $       .02                $       (.02)
                                                              ===========                ============


  4.  INVENTORIES

         At December 31, 1996 and 1995, inventories consisted of the following:

                                                                                        1996             1995
                                                                                     ----------       ----------
Raw materials, components and sub-assemblies                                         $2,695,803       $1,333,163
Work-in-process                                                                         913,403          725,109
Finished goods                                                                          246,106          527,303
                                                                                     ----------       ----------
                                                                                     $3,855,312       $2,585,575
                                                                                     ==========       ==========


5.  ACCOUNTS RECEIVABLE

         At December 31, 1996 and 1995, accounts receivable consisted of the following:

                                                                                        1996                1995
                                                                                    -----------         -----------
Trade                                                                               $ 2,802,417         $ 1,496,433
U.S. Government - billed                                                                 38,130              94,466
U.S. Government - unbilled                                                              171,445             169,835
                                                                                    -----------         -----------
                                                                                      3,011,992           1,760,734
Less - Reserve for doubtful accounts                                                    (17,230)            (18,250)
                                                                                    -----------         -----------
                                                                                    $ 2,994,762         $ 1,742,484
                                                                                    ===========         ===========

         All unbilled receivables at December 31, 1996 and 1995, are expected to be billed and collected within one year. Payment to the Company, for performance on certain U.S. Government contracts, is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized.

6.  PROPERTY AND EQUIPMENT

         At December 31, 1996 and 1995, property and equipment consisted of the following:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                      1996               1995
                                                                                  -----------         -----------
Equipment and machinery                                                           $ 4,243,555         $ 1,815,406
Furniture and fixtures                                                                313,909             253,211
Leasehold improvements                                                                 62,380              43,775
                                                                                  -----------         -----------
                                                                                    4,619,844           2,112,392
Less-Accumulated depreciation                                                      (1,915,384)         (1,540,770)
                                                                                  -----------         -----------
                                                                                  $ 2,704,460         $   571,622
                                                                                  ===========         ===========


7.  COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under operating leases and certain equipment and software under capital leases. Minimum future rental payments as of December 31, 1996 are as follows:

                                                         Capital Leases             Operating Leases
                                                         --------------             ----------------
1997............................................          $ 113,388                     $ 292,378
1998............................................            113,388                       192,169
1999............................................             61,938                       127,263
2000............................................               --                            --
2001............................................               --                            --
                                                          ---------                     ---------
                                                            288,714                     $ 611,810
                                                                                        =========
Amount representing interest                                (29,317)
                                                          ---------
                                                            259,397
Less: Current portion                                       (96,527)
                                                          ---------
                                                          $ 162,870
                                                          =========

         During September, 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which will be used to finance Cal ASIC equipment and software financing requirements. The above amount for capital leases represents the amount outstanding pursuant to that agreement at December 31, 1996.

         Related rent expense was $315,515, $260,672 and $327,741 for the years ended December 31, 1996, 1995 and 1994, respectively.

         In the ordinary course of business, the Company has been involved in various legal proceedings and claims. Currently there are no significant legal proceedings or claims which in the opinion of management would have a material adverse effect on the Company's consolidated financial position or results of operations.

8.  NOTES PAYABLE

         Notes payable as of December 31, 1996 and 1995, were as follows:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                   1996               1995
                                                                                ----------         ----------
Working  capital line of credit in the amount of $3,000,000 with Comerica
Bank -  California.  Advances  are  based  on 80%  of  eligible  accounts receivable and 35% of eligible  inventories  up to  $1,000,000.  Advances bear  interest  at prime  plus  1.25%.  Interest  on the line is  payable monthly;  principal is due in full on 30 day notice. Advances are secured by all assets of PPL. The bank agreements contain covenants,  among other
items, relating to income levels and financial ratios....................      $ 1,444,281        $ 1,526,929


Unsecured convertible promissory notes in the amount of $600,000 and
$1,600,000 at December 31, 1996 and 1995, respectively, convertible into
160,000 shares of common stock at December 31, 1996, bearing interest at
8.25 percent, due October 1997, net of $10,369 of loan fees..............          589,631          1,536,273


Note payable due in monthly principal installments of $10,417 plus interest through October 2000, interest at prime plus 1.25%, secured by
all assets of PPL........................................................          468,749               -

Notes payable due in monthly principal and interest installments of $6,306 through May 2000, interest at 12 percent, secured by certain
machinery and equipment..................................................          218,234               -

Capital leases (see Note 7)..............................................          259,397               -

Other notes payable......................................................            4,879               -
                                                                               -----------        -----------
                                                                                 2,985,171          3,063,202

Less: Current portion....................................................       (2,317,861)        (1,526,929)
                                                                               -----------        -----------
                                                                               $   667,310        $ 1,536,273
                                                                               ===========        ===========

     During October 1993 the Company issued $2,500,000 of convertible promissory notes of which $600,000 remain outstanding at December 31,1996. The convertible notes bear interest at 8.25 percent and were initially convertible into shares of Common Stock of the Company at $3.75 per share. In March 1995, the Company entered into an agreement to amend the terms of the notes, whereby the conversion price for a pro-rata share of the notes (8.7 percent) was lowered to $.40 per share and the Company would repay, without penalty, one dollar of remaining notes for every one dollar of notes converted pursuant to the amended conversion terms. During 1995, $200,000 in notes were converted into 500,000 shares and the Company repaid another $200,000 of the notes. During the third quarter of 1995, the Company entered into an agreement to further amend the terms of the notes, whereby the conversion price for a pro-rata share of the notes (15.8 percent) was lowered to the higher of $1.50 or the average of the closing best bid price of the Company's Common Stock for the ten trading days prior to the day the note holder elects to convert. Pursuant to these amended terms, holders of $300,000 in convertible notes converted the notes. In October 1996, the Company entered into an agreement to further amend the terms of the notes, whereby the conversion price for a pro-rata share of the notes (62.5 percent) was lowered to $2.27 per share, which was the fair market value of the Company's Common Stock at the time of the amendment. Pursuant to these amended terms, holders of $1,000,000 in convertible notes converted the notes into 440,000 shares (see Note 11). These transactions had no impact on the Company's results of operations for any of the

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

periods presented in the accompanying financial statements, other than the corresponding reduction in interest expense.

         The weighted average interest rate on the loan with Comerica Bank-California was 9.52% and 10.07% for 1996 and 1995, respectively. The maximum amount outstanding was $1,632,666 and $1,526,929 and the average amount outstanding was $1,055,497 and $869,737 during 1996 and 1995, respectively.

         Interest paid for the years ended December 31, 1996, 1995 and 1994 was $289,248, $254,648 and $491,820, respectively.

9.  RELATED PARTY TRANSACTIONS

         During 1996, the Company renewed the employment contract with its Chief Executive Officer, Dr. John S. Martinez to provide for a yearly salary of not less than $175,000 and extended the term thereof to December 31, 1999. In 1993, the Company loaned Dr. Martinez $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company.

         During 1994, the Company issued warrants to directors, officers and employees to purchase 658,666 shares of common stock of the Company in connection with bridge loans made to the Company. The warrants have exercise prices per share ranging from $.36 to $.47.

10.  INCOME TAXES

         For the year ended December 31, 1996, the Company has recorded a tax benefit of $175,000 related to the estimated future utilization of net operating loss carryforwards. No provision for federal and state income taxes has been provided for the year ended December 31, 1995 due to the Company's carryforward position. No provision for federal and state income taxes has been provided for the year ended December 31, 1994 as a result of the losses incurred in that period.

         At December 31, 1996, the Company had Federal net operating loss carryforwards as follows:

EXPIRES
-------
2002 .....................................................................................   $   139,000
2003 .....................................................................................         1,000
2004 .....................................................................................     1,381,000
2005 .....................................................................................     2,840,000
2006 .....................................................................................       961,000
2007 .....................................................................................     4,546,000
2008 .....................................................................................     6,932,000
2009 .....................................................................................     6,860,000
2010 .....................................................................................     2,265,000
2011 .....................................................................................       315,000
                                                                                             -----------
Total ....................................................................................   $26,240,000
                                                                                             ===========

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company has approximately $1,192,000 of favorable temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below.

         Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company's initial public offering in May 1990. As a result of additional financings in 1992 and 1993 as discussed in Note 11, additional ownership changes have occurred which restrict the Company's ability to utilize its net operating loss carryforwards and any "built in losses." In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $813,000 apply to approximately $7,088,000 of Company and acquired company loss carryforwards. Approximately $19,152,000 of net operating loss carryforwards are not subject to annual limitations.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

DEFERRED TAX ASSETS:

                                                                                      1996               1995
                                                                                  ------------       ------------

Net operating loss carryforwards ...........................................       $ 8,922,000        $ 8,372,000
Losses from equity and other investments ...................................           363,000            493,000
Other ......................................................................            42,000            192,000
                                                                                   -----------        -----------
         Total gross deferred tax assets ...................................         9,327,000          9,057,000
         Less valuation reserve ............................................        (9,152,000)        (9,057,000)
                                                                                   -----------        -----------
         Net deferred tax asset ............................................       $   175,000        $         -
                                                                                   ===========        ===========

         The valuation reserve as of December 31, 1996 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods.

         The effective income tax rate for 1996, 1995 and 1994 varied from the statutory federal income tax rate as follows:

                                                                  1996             1995            1994
                                                                  -----            -----           -----

Statutory federal income tax (benefit) rate ...................     34%             (34)%            (34)%
State income tax ..............................................      6               (6)              (6)
Permanent differences .........................................      2               16                8
Benefit (recorded) not recorded due to net operating loss
carryforward position .........................................    (71)              24               32
                                                                   ---              ---              ---
                                                                   (29)%             --               --
                                                                   ===              ===              ===

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


11.  STOCKHOLDERS' EQUITY

         During October, 1993, the Company issued $2,500,000 of convertible promissory notes of which $600,000 remain outstanding at December 31, 1996. During 1995, $200,000 in notes were converted into 500,000 shares and the Company repaid another $200,000 of the notes. During the third quarter of 1995, holders of $300,000 in convertible notes converted the notes into 200,000 shares. In October 1996, holders of $1,000,000 in convertible notes converted the notes into 440,000 shares (see Note 8).

         During 1995 and 1994, the Company received approximately $90,000 and $4,750,000 from private placements of Common Stock.

         During 1994, holders of $112,956 in debt of the Company agreed to convert that debt into 58,160 shares of Common Stock of the Company.

         During 1995, the Company issued 1,000,000 shares of Common Stock in exchange for preferred stock (the "Preferred Stock") of Atlantic American Holding Company Limited ("Atlantic"). The investment was recorded at a cost of $621,000 at December 31, 1995. In December 1996, the Company and Atlantic entered into an Escrow Agreement and Agreement of Settlement and General Release whereby Atlantic agreed to (i) an early redemption of the remaining shares of Preferred Stock held by the Company less that portion redeemed by the receipt of $224,500 in November 1996; (ii) the payment of all accrued but unpaid dividends under the Preferred Stock; and (iii) the reimbursement of certain legal fees and out-of-pocket costs incurred by the Company in connection with a civil action (the "Civil Action") filed by the Company against Atlantic. In return, JMAR agreed to dismiss the Civil Action and in January, 1997, JMAR received approximately $885,000 as a final settlement from Atlantic.

         During the year ended December 31, 1996, the Company received net proceeds of approximately $805,000 from the exercise of warrants into approximately 474,000 shares of common stock and private placements of approximately 190,000 shares of common stock.

         In addition to the common stock, the Company has outstanding 2,705,882 warrants which trade on NASDAQ under the symbol JMARW and which entitle the holder to purchase one share of JMAR common stock at a price of $4.68. The warrants, which expire on February 15, 1998, are redeemable on 30 days notice at the Company's option if the closing high bid price of JMAR's common stock exceeds $6.38 for a period of 20 days.

12.  STOCK-BASED COMPENSATION PLANS

         The Company has four stock option or warrant plans, the 1988 Stock Option Plan (the "1988 Plan"), the 1991 Stock Option Plan (the "1991 Plan"), the Management Anti-Dilution Plan (the "Anti-Dilution Plan"), and an incentive plan which provides for the issuance of warrants to PPL employees (the "PPL Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                 1995                       1996
                                                                 ----                       ----
Net Income:                 As Reported                        $76,265                   $779,569
                            Pro Forma                           68,337                    668,169
Primary and Fully
   Diluted EPS:             As Reported                            .01                        .05
                            Pro Forma                              .00                        .04


         Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

         The Company may grant options or warrants to its employees (including directors) and consultants for up to 120,000 shares under the 1988 Plan, 1,480,000 shares under the 1991 Plan, 806,637 shares under the Anti-Dilution Plan, and 450,000 shares under the PPL Plan. As of December 31, 1996, the Company has granted options or warrants for 115,542 shares under the 1988 Plan, 577,220 shares under the 1991 Plan, 455,230 shares under the Anti-Dilution Plan, and 200,000 shares under the PPL Plan. Under all Plans the option or warrant exercise price is equal to or more than the stock's market price on date of grant. In 1996, the Company repriced 737,340 options and warrants under the 1991 Plan, the Anti-Dilution Plan and PPL Plan and changed the initial vesting period of 655,230 of such warrants to provide for vesting on the earliest of (i) forty five days after such time as the closing high bid price of the Company's common stock for 20 consecutive trading days is greater than $6.38; (ii) the exercise by the warrantholders of at least 90 percent of the Company's warrants which currently trade on the Nasdaq NMS; or (iii) nine years and six months after the date of grant.

         A summary of the status of the Company's four stock option or warrant plans at December 31, 1995 and 1996 and changes during the years then ended is presented in the table and narrative below:

                                         1994                             1995                           1996
                            ------------------------------   ------------------------------  ------------------------------
                               Shares         Wtd Avg Ex        Shares         Wtd Avg Ex       Shares         Wtd Avg Ex
                                                Price                            Price                           Price
                            --------------   -------------   --------------   -------------  --------------   -------------
Outstanding at beg. of
   year                            920,719           $5.07        1,054,983       $4.56             993,518       $4.35
Granted                            267,500            4.25          107,000         .85             330,184        2.37
Exercised                                -               -                -           -                   -           -
Forfeited                         (133,236)           5.26         (168,465)       5.09              (4,333)       3.27

                                 ---------                        ---------                       ---------
Outstanding at end of
   year                          1,054,983            4.56          993,518        4.35           1,319,369        2.69
                                 ---------                        ---------                       ---------
Exercisable at end of
   year                            189,775                          186,783                         261,418
Weighted average fair
   value of options or
   warrants granted                   1.60                              .62                            1.61

         232,080 of the 1,319,369 options and warrants at December 31, 1996 have exercise prices between $.53 and $1.09, with a weighted average exercise price of $.82 and a weighted average remaining contractual life of 7.7 years. 96,213 of these options and warrants are exercisable. 161,376 of the options and warrants outstanding at December 31, 1996 have exercise prices between $1.79 and $2.94, with a weighted average exercise price of $2.43 and a

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


weighted average remaining contractual life of 8.5 years. 42,486 of these options and warrants are exercisable. 895,304 of the options and warrants at December 31, 1996 have exercise prices of $3.00, with a weighted average exercise price of $3.00 and a weighted average remaining contractual life of 6.8 years. 92,110 of these options and warrants are exercisable. 30,609 of the options and warrants outstanding at December 31, 1996 have exercise prices of $9.00, with a weighted average exercise price of $9.00 and a weighted average remaining contractual life of less than one year. All of these options and warrants are exercisable.

         The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: risk-free interest rates of 7 percent; expected dividend yields of 0 percent, expected lives of 6 years, and expected volatility ranging from 70 to 98 percent (depending on the date of grant).

13.  RESTRUCTURING CHARGES AND OTHER DISPOSITIONS

         On December 9, 1994, the Company completed the sale of substantially all of the assets of its unprofitable wholly-owned subsidiary Surgilase to Sharplan Lasers, Inc. ("Sharplan"), a wholly-owned subsidiary of Laser Industries Limited for a total price of approximately $6,700,000 which includes the assumption by Sharplan of approximately $2,950,000 of liabilities and a combination of notes and cash totaling approximately $3,750,000. Under the terms of the transaction, the Company received $1,500,000 in cash at closing with the balance of approximately $2,250,000 to be received in several installment payments through June 30, 1996. Of this amount, $1,343,700 was received in 1995 and $904,889 was received in 1996.

         The loss on disposition of Surgilase has been accounted for as discontinued operations and prior years financial statements have been restated to reflect the discontinuation of Surgilase. Revenues of Surgilase for 1994 were $5,277,406.

         During 1994, PPL sold its Flying Height Testing ("FHT") equipment product line to a wholly-owned subsidiary of Cambrian Systems, Inc. The final sale amount was $2,400,000 which resulted in a gain of approximately $496,000 which was reported in the statement of operations for 1994.

         As part of the Company's decision to restructure and consolidate the manufacturing equipment group, during 1994 the Company sold several product lines and assets of its subsidiary, Benchmark Industries, Inc. ("Benchmark"), completed most of the consolidation of the industrial laser product line of Benchmark into PPL and sold its Texcel subsidiary. During 1994 the Company decided not to sell the Metrology line of PPL. Accordingly, the restructuring reserves previously established for that potential sale were reversed in 1994. This reversal was offset by certain additional restructuring costs associated with the disposition and consolidation of certain assets of Benchmark.

14.  SIGNIFICANT CUSTOMERS AND EXPORT SALES

         Government contracts generated 9%, 15% and 18% of the Company's revenues in the years ended December 31, 1996, 1995 and 1994, respectively. In 1996, three other non-government customers accounted for 29.5%, 12.1% and 10.7% of the Company's revenues. In 1995, four non-government customers accounted for 11.0%, 11.3%, 15.8% and 16.4% of the Company's revenues. In 1994, two non-government customers accounted for 13.3% and 10.2% of the Company's revenues.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          A summary of export sales by geographic area is as follows:

                                                                        YEAR ENDED DECEMBER 31,

                                                               1996              1995              1994
                                                           -------------     --------------    --------------

Europe .........................................             $1,544,390        $   40,384         $   15,518
Asia ...........................................             $1,420,767        $1,684,083         $3,249,559
Other ..........................................             $  440,291        $   76,973         $   86,484


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The officers and directors of the Company are as follows:


NAME                               AGE                            POSITION
----                               ---                            --------


John S. Martinez, Ph.D.            66     Chief Executive Officer, President, Chairman of the
                                          Board and Director


Robert S. Hash                     46     President of PPL



Dennis E. Valentine                40     Vice President Finance, Chief Financial Officer, Chief
                                          Administrative Officer and Secretary


Richard M. Foster                  63     President of JTC



Edwin Barrowcliff                  59     President and Chief Executive Officer of Cal ASIC


James H. Banister, Jr.             66     Director



C. Neil Beer, Ph.D.                61     Director



Vernon H. Blackman, Ph.D.          67     Director



Barry Ressler                      56     Director



Marvin W. Sepe                     41     Executive Vice President and General Manager of Cal ASIC
                                          and Director


John P. Ricardi                    44     Vice President for Corporate Development and Senior Vice
                                          President for Sales and Marketing of PPL

     The directors of the Company are elected by the shareholders to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

     JOHN S. MARTINEZ, Ph.D., became Chairman of the Board, President, Chief Executive Officer and a Director of the Company at its inception. Prior to co-founding the Company in October, 1987, he was President of HLX Laser, Inc., an excimer laser development company and President of Jamar Enterprises, a management and investment consultant to high-technology companies. From 1976 to 1984, Dr. Martinez was President and Chief Executive Officer of Physics International Company ("PI"), a high-technology research, development and manufacturing company specializing in high-intensity energy technology and X-ray generation equipment. During that period, PI's annual sales grew from approximately $9,000,000 to over $42,000,000 and profits grew at a compounded annual rate in excess of 32%. From 1961 to 1976, he held a number of management positions at TRW, Inc. He formed that company's High Energy Laser program in 1970 and managed it until he left the company in 1976. Dr. Martinez, a Ford Foundation and Atomic Energy Commission Fellowship holder, earned his Ph.D. in Engineering Science from the University of California (Berkeley) in 1962, his Bachelor's degree from Rensselaer Polytechnic Institute (Troy, N.Y.) in 1951 and is a graduate of the Oak Ridge School of Reactor Technology. He served on active duty in the U.S. Marine Corps during the Korean War and was discharged as a Captain in 1954. He is the holder or co-holder of six patents.

     ROBERT S. HASH, was elected President, Chief Operating Officer and a director of the Company in February, 1994. At that time he resigned as President of PPL. Mr. Hash resigned as President, Chief Operating Officer and director of the Company in July, 1994 and resumed the duties of President of PPL. Mr. Hash had been the President and a director of PPL since co-founding the company in 1985. From 1977 to 1985, Mr. Hash was employed by McBain Instruments, where he served as Special Products Manager, General Manager of Commercial Products, and Vice President of Engineering. At McBain Instruments, Mr. Hash developed and marketed precision opto-electronic systems, the sales of which were responsible for the increase in revenues of that company from $500,000 in 1977 to more than $13 million in 1984. At the time of the acquisition of McBain Instruments by Warner-Lambert in 1983, Mr. Hash was serving as a Division Vice President.

     DENNIS E. VALENTINE, has been the Vice President-Finance of the Company since August, 1990, Chief Financial Officer and Chief Administrative Officer since March, 1991 and Secretary since January, 1992. Prior to joining the Company, Mr. Valentine had over ten years of financial and management experience with Arthur Andersen LLP. His experience at Arthur Andersen LLP included extensive work with public companies and consultation regarding mergers and acquisitions. He was the manager in-charge of the local office merger and acquisition program and was on the Board of Advisors of the Orange County Venture Forum. Mr. Valentine received a Bachelor of Science degree in Business from the University of Southern California in 1978. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     RICHARD M. FOSTER, has been the President and a director of JTC since January 1994. From 1984 to 1990, he was Corporate Vice President and Director of Marketing at Physics International Co. From 1968 to 1984, he was with TRW Defense and Electronics and was Marketing Director for a number of product lines including communication satellite systems, high energy lasers, power and propulsion and the Physical Research Center. Mr. Foster also spent three years in Washington D.C. as a TRW Senior Representative. He was a principal engineer at Ford Aeronutronic in Newport Beach from 1960 to 1968 and an Air Force Captain at Edwards AFB Rocket Propulsion Laboratory from 1957 to 1960. Mr. Foster graduated cum laude with a B.S. and M.S. in Engineering from Stanford University in 1957.

     EDWIN BARROWCLIFF, is the President, Chief Executive Officer and a director of California ASIC. Mr. Barrowcliff was a co-founder and served as President of California ASIC since its inception in April, 1992. From 1989 to 1992 he was Vice President and General Manager of Lasarray Corporation, Inc. where he was responsible for technology development and demonstration of the company's turn-key minifabrication facility for producing application specific integrated circuits (ASICs) utilizing proprietary laser-based lithography methodology. He served as Vice President of Operations from 1986 to 1989 at Holt Integrated Circuits, Inc. where his responsibilities included establishing a wafer fabrication facility suitable for producing the company's product line of medical implantable custom integrated circuits. From 1979 to 1988 Mr. Barrowcliff was employed by Commodore Semiconductor Systems, Inc., a division of Commodore Computers, Inc. As project manager he was responsible for establishing a high volume wafer fabrication facility for producing I/C parts for use in the company's line of computers. As Vice President and General Manager of the state-of-the-art facility he increased the staff to 400 persons and increased production levels to in-excess of 3 million parts per month. Mr. Barrowcliff has held a number of Engineering and Management positions at several semiconductor companies including Union Carbide, Motorola, Litton and Rockwell International since receiving his Bachelor's degree in Physics from San Jose University in 1966.

     JAMES H. BANISTER, JR., has been a director since December, 1989 and was a consultant of the Company from September, 1989 until March 31, 1994. He was the Company's Chief Financial Officer, Chief Administrative Officer and Treasurer through March, 1991. Since October, 1993 Mr. Banister has been President, Chief Executive Officer and a Director of Kinetic Ceramics, Inc. From August, 1987 to June, 1988 he was President and CEO of MSI, a subsidiary of Olin Corporation supplying Signal Intelligence and electronic warfare equipment and services. When that company was sold by Olin, Mr. Banister retired to manage his personal investments. Mr. Banister was with Physics International Company (which became a subsidiary of Olin Corp. in 1985), from June, 1964 to August, 1987, successively holding the positions of Contracts Manager, Director of Marketing and Contract Relations, Vice President and Director of Administration and Senior Vice President responsible for finance and administration. From 1953 to 1964, Mr. Banister was with Stanford Research Institute, now SRI International, holding the position of Manager of Contract Administration. Mr. Banister received a Bachelor of Science degree in Business and Engineering administration from MIT and has taken graduate courses in law at Golden Gate College. He has been an officer and director of several subsidiaries of Physics International Company.

     C. NEIL BEER, Ph.D., has been a director since July, 1988 and was an employee of the Company from May, 1991 until November, 1992 and a consultant to the Company from April, 1993 to September, 1993. Dr. Beer currently is the President of SECON, a software engineering company primarily supporting the national intelligence community. Prior to that, he was the Vice President, Advanced Programs, OAO Corporation and, prior to that, was the Colorado Space Advocate, responsible for the growth of Colorado's space industry. From September, 1986 to October, 1989 he was President of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing, and energy conversion hardware. Previously he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Defense Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia. Dr. Beer graduated magna cum laude, with a B.S. degree in engineering from the University of Oklahoma, and received his doctorate in Operations Research in 1972 from that same University. Dr. Beer is recipient of the NSIA Medal for Outstanding Achievement in Space.

     VERNON H. BLACKMAN, Ph.D., has been a director of the Company since July, 1991 and was a consultant of the Company from December, 1991 through March 31, 1994. Dr. Blackman has served as Chairman of the Board and Chief Executive Officer of Esscor, a training and simulation service company to the utility industry, since December, 1991. Dr. Blackman also served as Chairman of the Board, President and Chief Executive Officer of JAYCOR from 1989 until March, 1991. JAYCOR is a high technology company which supplies R&D services to various agencies of the U.S. Government; primarily the Department of Defense. Prior to joining JAYCOR, Dr. Blackman acted as a venture investor for his own account and helped to fund the early stage development of several companies. Dr. Blackman currently serves on the Board of Directors of Digivision, a privately-held company which provides products to the medical industry. Dr. Blackman has also served on the Boards of Directors of several other public companies, including Newport Pharmaceuticals International, Inc. (1967-1974); Maxwell Laboratories, Inc. (1966-1974); Topaz, Inc. (1979-1983) at which time Topaz was acquired by Square D Corporation; and Optical Radiation Corporation (1970-1995). From 1974 to 1982, Dr. Blackman served as President, CEO and Chairman of the Board of S-Cubed, a high technology company which provided services and products to agencies of the U.S. Government. In 1959, Dr. Blackman co-founded MHD Research which was acquired by Hercules Corporation in 1964.

Dr. Blackman received a BA in Physics from Colgate University in 1951 and a Ph.D. in Physics from Princeton University in 1955, subsequent to which he served on the faculty as a research associate for 2 years.

     BARRY RESSLER, has been a director of the Company since January, 1994. Mr. Ressler is the Chief Executive Officer and Chairman of the Board of Triton Thalassic Technologies, Inc. (T3I), a marine technology company specializing in antifouling, water portability and industrial fluid contaminant technologies and products. Mr. Ressler is also the President of Star Associates, Inc., a company engaged in the basic research and development of particle accelerators and free electron lasers for industrial and medical applications. From 1983 to December, 1993 he served as Chief Executive Officer and Chairman of the Board and a director of Thermo Voltek, a subsidiary of Thermo Electron. From 1963 until his appointment as CEO and Chairman, he served on various capacities at Thermo Voltek. Mr. Ressler is a member of the Biotechnology Center External Advisory Board of the University of Connecticut, advising the University on the expansion of biotechnology research initiatives to foster University Industry collaborative activities. Mr. Ressler graduated from the Pratt Institute with a B.S. in Engineering Science.

     MARVIN W. SEPE,  has been a director of the Company  since July,  1996.
Mr. Sepe is the Executive Vice President and General Manager of California ASIC. Mr. Sepe comes to the Company after a 15 year tenure with TRW Components International Inc., a wholly owned subsidiary of TRW Inc., focused on technical services and technology transfer for the international spacecraft industry. With strengths in international business and strategic management, Mr. Sepe was Director of Business Development for this division of TRW, which grew from $16,000,000 in sales to nearly $40,000,000 under his strategic direction. Previously, Mr. Sepe held other Director positions within the company including Marketing, Programs and Engineering. Mr. Sepe was a key member of a team of TRW executives tasked with evaluating TRW technology developments and determining the suitability of those developments for business spin-offs. Prior to joining TRW, Mr. Sepe was responsible for the development and oversight of multiple semiconductor manufacturing operations both in the U.S. and internationally. Mr. Sepe held the position of Manager of Worldwide Assembly Operations for Silicon General Inc. (1980-1981) with contract manufacturing operations throughout Southeast Asia, as well as the U.S. This producer of linear semiconductors produced over 1.5 million devices per month through its worldwide operations. Mr. Sepe came to Silicon General after performing the same role for Silicon Systems Inc. (1977-1980), a fast growing start-up operation for custom semiconductors. His experience with semiconductors also includes management responsibilities with Hi-Rel Laboratories (1974-1977), a well respected evaluation laboratory. Mr. Sepe attended Don Bosco Technical Institute, California Polytechnic State University SLO, and holds a Masters Degree in Business Administration from Pepperdine University. Mr. Sepe has published a number of papers and taught numerous workshops on the economics and use of semiconductors in space applications.

     JOHN P. RICARDI, joined the Company in February, 1997. Mr. Ricardi is the Company's Vice President for Corporate Development and Senior Vice President for Sales and Marketing of PPL. He brings more than 20 years of related industry experience to the Company, having served in numerous management positions with various responsibilities for product development, national and international sales and marketing and engineering operations. Most recently, he was Vice President, General Manager of the Imaging Systems Division of Datron/Transco, Inc. and Vice President, Marketing for Datron/Transco Inc. a subsidiary of Datron Systems, Inc. His background also includes eight years with North American Phillips Corporation as corporate Director of Marketing of its Airpax subsidiary and seven years with Texas Instruments Inc. He holds a master of science degree in electrical engineering from Northeastern University in Boston.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company during each of the last three fiscal years of the Company's Chief Executive Officer and two other executive officers of the Company (collectively, the "Named Officers"). No other executive officer received more than $100,000 in annual salary and bonuses during 1996.

                           Summary Compensation Table

                                                                                        Long-Term Compensation
                                                    Annual Compensation (1)                   Awards (2)
                                              --------------------------------------------------------------------
     Name and               Year                 Salary                 Bonus           Securities Underlying
Principal Position                                 ($)                 ($)(3)          Options and Warrants (#)
------------------------------------------------------------------------------------------------------------------
John S. Martinez,           1996                 170,184               83,369                  384,622 (5)
Chief Executive             1995                 150,000               15,552                   55,000
Officer                     1994                 163,079                  0                      2,500


Robert S. Hash,             1996                 150,350               38,785                  150,000 (5)
President of PPL            1995                 153,234                  0                        0
                            1994                 150,000                  0                    160,000 (4)


Dennis E.                   1996                  98,065               33,347                   67,595 (5)
Valentine,                  1995                  90,000                6,221                   20,000
Chief Financial             1994                  89,165                  0                        0
Officer

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each Named Officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock or stock appreciation rights or make any long term incentive plan payments during the fiscal years ended December 31, 1996, 1995 and 1994.

(3) Includes bonus payments earned by the Named Officers in the year indicated for services rendered in such year, but which were paid in the following year.

(4) Includes 150,000 incentive warrants issued in 1994 to Mr. Hash pursuant to the incentive program established in 1993 at the time PPL was acquired by the Company.

(5) Includes 324,420, 150,000 and 42,393 options and warrants for Messrs. Martinez, Hash and Valentine, respectively, which were granted and reported in prior years, but which were amended on August 15, 1996 to reduce their respective exercise prices to $3.00 per share, 20 percent over the trading price on NASDAQ on August 15, 1996.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth each grant of stock options and warrants made during the fiscal year ended December 31, 1996 to each of the Named Officers:

                                                       PERCENTAGE OF
                                                       TOTAL OPTIONS
                                SHARES UNDERLYING        GRANTED TO
                                 OPTIONS GRANTED        EMPLOYEES IN       EXERCISE PRICE
NAME                                (SHARES)             FISCAL YEAR         PER SHARE        EXPIRATION DATE (2)
------------------------------ -------------------- -------------------- ----------------- -------------------------

John S. Martinez                  50,000 (1)(3)            4.68               $1.09        January 15, 2006
                                  5,000 (1)(4)(8)           .47               $2.62        September 20, 2006
                                   2,601 (1)(4)             .24               $3.00        June 5, 2006
                                 2,601 (1)(4)(8)            .24               $2.62        September 23, 2006
                                     325,420               30.38              $3.00        (7)

Robert S. Hash                     150,000 (7)             14.05              $3.00        March 24, 2004

Dennis E. Valentine               20,000 (1)(6)            1.87               $1.09        January 15, 2006
                                   2,601 (1)(4)             .24               $3.00        June 5, 2006
                                  2,601 (1)(4)(8)           .24               $2.62        September 23, 2006
                                     42,393                3.98               $3.00        (7)

---------------------------
(1) Such options were all granted under the Company's 1991 Stock Option Plan. The exercise price of shares covered by such stock options may not be less than the fair market value of the Company's common stock at the date of grant. The terms of each such option and the increments in which it is exercisable are determined by the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by the offset of the underlying shares, subject to certain conditions.

(2) Options also expire if not exercised within 60 days after termination of optionee's employment or one year following death of optionee if not exercised by optionee's personal representative or one year following resignation as a director.

(3) These options are incentive stock options. 27,333 of these options are currently exercisable and the balance become exercisable on January 15, 1998.

(4) These options are non-qualified stock options. These options become exercisable and vest one-third each year commencing on the first year after their grant.

(5) These options are incentive stock options. These options become exercisable and vest one-third each year commencing on the first year after their grant.

(6) These options are incentive stock options. 10,933 of these options are currently exercisable and the balance become exercisable on January 15, 1998.

(7) These options and warrants were granted and reported in prior years but were amended on August 15, 1996 to reduce their respective exercise prices to $3.00 per share, 20 percent over the trading price on NASDAQ on August 15, 1996. The expiration dates of such options and warrants remain unchanged and range from March 28, 2001 to March 31, 2003.

(8) These options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a Reload Option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

         The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options, if any, awarded to said officers as additional compensation during the fiscal year ended December 31, 1996 and the number of shares of common stock underlying options and warrants outstanding at December 31, 1996 and the value of such options and warrants which are "in-the-money":

                                                        SHARES UNDERLYING              VALUE OF
                                                           UNEXERCISED               UNEXERCISED
                                                           OPTIONS AND          IN-THE-MONEY OPTIONS AND
                                                           WARRANTS AT                WARRANTS AT
                               SHARES                    DECEMBER 31, 1996        DECEMBER 31, 1996 (1)
                              ACQUIRED                   -----------------        ---------------------
                                 ON          VALUE         EXERCISABLE/               EXERCISABLE/
NAME                          EXERCISE      REALIZED       UNEXERCISABLE              UNEXERCISABLE
------------------------------------------------------------------------------------------------------------

John S. Martinez                0             0           61,809/391,669            $61,772/$104,690

Robert S. Hash                  0             0             --/150,000                     --

Dennis E. Valentine             0             0            33,098/54,497             $21,845/$40,646

---------------------------

 (1) Options are "in-the-money" if the fair market value of the underlying common stock exceeds the exercise price of the option or warrant at December 31, 1996. The fair market value of a share of common stock at December 31, 1996 was $2.375 per share as quoted on the NASDAQ Stock Market at the close of trading.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Pursuant to Dr. Martinez's employment agreement, the Company agreed to retain him as Chief Executive Officer of the Company and to pay him an annual salary of not less than $175,000 plus expenses and normal employee insurance benefits and a $600 per month auto lease allowance. The term of the employment agreement continues until December 31, 1999. If the employment agreement is terminated by the Company without cause, Dr. Martinez would become entitled to receive as severance pay an amount equal to the greater of 36 month's pay or the balance of the compensation that would have been payable to Dr. Martinez under the employment agreement.

INCENTIVE PLANS

         In February, 1993, the Board of Directors of the Company approved the Management Anti-Dilution Incentive Plan (the "Plan") for the Company's senior management. The Plan was designed to provide senior management with an incentive to maximize stockholder value. Pursuant to the Plan, the executive officers and directors of the Company, together with Dr. Shields, JTC's Chief Scientist, were issued warrants ("Incentive Warrants") to purchase an amount of Common Stock which, at the time of issuance of the warrants, would bring each participant's percentage ownership of Common Stock closer to the percentage such participant owned prior to the completion of the Company's public offering in February, 1993. An aggregate of 455,230 Incentive Warrants were outstanding on December 31, 1996. The Incentive Warrants expire sixty days following the termination of the holder's employment with the Company if such Incentive Warrants are not then exercisable. The Incentive Warrants terminate three years following the date such warrants are first exercisable or, in any event, ten years from the date of issuance. The Company has agreed that if it files a Registration Statement or a post-effective amendment to a Registration Statement following the date on which the Incentive Warrants are exercisable, the holders of the Incentive Warrants shall have the opportunity to register or qualify the shares of Common Stock underlying the Incentive Warrants for offering to the public at no cost to such holders.

         In connection with the acquisition of PPL by the Company in October, 1993, the Company established an incentive plan for the key employees of PPL which provides for the issuance of warrants (the "PPL Warrants") to purchase up to 450,000 shares of Common Stock. As of December 31, 1996, warrants to purchase up to 200,000 shares of Common Stock have been granted to Mr. Hash and Leonid Yoffe. The PPL Warrants have substantially the same terms as the Incentive Warrants.

         Prior to August 15, 1996, both the Incentive Warrants and the PPL Warrants were not exercisable until such time as the average of the closing high bid prices of the Common Stock as reported on NASDAQ or NASDAQ-NMS, as the case may be, during any consecutive 180 day period was equal to or greater than $8.50. Upon becoming exercisable, the Incentive Warrants and PPL Warrants were then exercisable at a per share exercise price of $5.10. On August 15, 1996, the Board of Directors approved an amendment to the Incentive Warrants and the PPL Warrants to provide that the warrants will not be exercisable until the earlier of (i) forty five days after such time as the closing high bid price of the Common Stock for 20 consecutive trading days is greater than $6.38 (which is 150% of the offering price of the Company's 1993 public offering); (ii) the exercise by the warrantholders of at least 90 percent of the Company's warrants which currently trade on the Nasdaq National Market System under the symbol JMARW; or (iii) nine years and six months after the date of grant. Upon becoming exercisable, the Incentive Warrants and PPL Warrants will be exercisable at a per share exercise price of $3.00, which represents a price equal to 20 percent over the closing price of the Company's shares as quoted on the NASDAQ-NMS on August 15, 1996.

DIRECTORS' FEES

         Effective April 1, 1994, Directors who are not salaried employees of the Company receive a retainer (the "Retainer") of $1,000 per quarter and $500 for their attendance at each Board of Directors meeting and Committee meeting and are reimbursed for their travel, lodging and food expense incurred when attending such meetings.

         In addition, the 1991 Stock Option Plan, as amended, provides that directors are eligible to participate in the 1991 Stock Option Plan on the same basis as key employees of the Company and grants of options will be made by the Board of Directors on a case-by-case basis on such terms as the Board in its discretion may provide. During the fiscal year ended December 31, 1996, a grant of options to purchase 5,000 shares of Common Stock was received by those directors who had served more than one year (Messrs. Martinez, Banister, Beer, Ressler and Blackman) and a grant of options to purchase 10,000 shares of Common Stock was received by Mr. Sepe in their capacity as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 3, 1997, certain information regarding the beneficial ownership of the Company's Common Stock by
(1) each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock, (2) each director of the Company, (3) each of the Named Officers, and (4) all directors and executive officers of the Company as a group. In all cases, unless otherwise indicated, the named person has sole voting power and sole investment power over the securities.

                                                NUMBER OF SHARES OF                       PERCENTAGE OF
                                                    COMMON STOCK                    OUTSTANDING COMMON STOCK
           BENEFICIAL OWNER                      BENEFICIALLY OWNED                    BENEFICIALLY OWNED
           ----------------                      ------------------                    ------------------

John S. Martinez (1)                                 1,558,992                                8.94%

Robert S. Hash (2)                                    294,802                                 1.74%

Marvin W. Sepe (3)                                    146,269                                  (8)

Dennis E. Valentine (4)                               106,652                                  (8)

James H. Banister, Jr. (5)                             47,629                                  (8)

Vernon H. Blackman (6)                                 20,833                                  (8)

Barry Ressler (6)                                      18,336                                  (8)

C. Neil Beer (6)                                       11,082                                  (8)

All executive officers and directors
as a group (10 persons)
(7)                                                 3,042,720                               16.81%

---------------------------
 (1) Includes: (a) 372,965 shares owned of record by the John S. Martinez Separate Property Trust, of which Dr. Martinez as trustee, has sole voting and investment power; (b) 586,027 shares of Common Stock which are issuable upon exercise of currently exercisable warrants and stock options; and (c) 600,000 shares of Common Stock subject to a voting agreement pursuant to which Dr. Martinez has sole voting power (but no investment power) until the earlier of October 6, 2003 or until the transfer of the shares according to the terms of the voting agreement (the "Voting Agreement"). 100,000 shares were released from the Voting Agreement in 1996 and are no longer included in the shares beneficially owned by Dr. Martinez. Dr. Martinez also holds sole voting power pursuant to the Voting Agreement over 160,000 shares of Common Stock which are issuable upon conversion of $600,000 of notes. Pursuant to the terms thereof, since these notes are not convertible within 60 days of the date of this Form 10-K, Dr. Martinez is not considered to have "beneficial ownership" of said 160,000 shares.

(2) Includes: (a) 239,234 shares received by Mr. Hash in connection with the acquisition of PPL by the Company; (b) 45,980 shares which are issuable upon exercise of currently exercisable warrants and; (c) 9,588 shares which are issuable upon exercise of currently exercisable warrants owned of record by Mr. Hash's wife.

(3) Includes 144,068 shares which are issuable upon exercise of currently exercisable warrants.

(4) Includes 104,647 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(5) Includes 39,229 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(6) All shares are issuable upon exercise of currently exercisable stock options and warrants.

(7) Includes 1,242,163 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(8)   Less than one percent.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 29, 1993, the Company loaned Dr. Martinez $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company. The December 31, 1996 loan amount, including accrued interest, is $73,824. The loan is secured by 14,750 shares of Common Stock owned by Dr. Martinez.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

1. Financial Statements. A list of financial statements is contained in "Index to Consolidated Financial Statements" on page 25 hereof.

2. Financial Statement Schedules. The following financial statement schedule of JMAR Industries, Inc., for the years ended December 31, 1996, 1995 and 1994 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of JMAR Industries, Inc.

Schedule

          II.  Valuation and Qualifying Accounts

          Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. The Exhibits listed on the accompanying index to Exhibits are filed as part of this Report.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS:

         The Company's 1988 Stock Option Plan (Exhibit 10(l) to Registration Statement 33-32446).

         The Company's 1991 Stock Option Plan, with amendments (Exhibits A to Proxy Statements for 1991, 1992, 1993, 1995 and 1996 Annual Meetings of Shareholders).

         Management Anti-Dilution Incentive Plan, as amended (Exhibit 10.12 to this Form 10-K).

         Amended and Restated Employment  Agreement between the Company and John
S. Martinez, dated May 1, 1996 (Exhibit 10.3 to this Form 10-K).

         Management Incentive Plan Agreement for Pacific Precision Laboratories, Inc., as amended (Exhibit 10.24 to this Form 10-K).

(b)    Reports on Form 8-K.

         There were no reports filed on Form 8-K during the three months ended December 31, 1996.

                              JMAR INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996
                                INDEX TO EXHIBITS

3.1 (1)(3)    Articles of Incorporation and amendments thereto.

3.2(10) Amendments to Articles of Incorporation, filed on July 9, 1992, December 11, 1992, January 11, 1993 and February 1, 1993.

3.3 (1)       Bylaws and amendments thereto.

3.4 (13)      Amendment to Certificate of Incorporation, filed on August 23,
              1994.

4.1 (4)       Form of Common Stock Certificate.

4.2 (4)       Form of Warrant Certificate for Warrants sold in February, 1993.

9.1 (13) Voting Trust Agreement, dated October 6, 1993 between John S. Martinez and Cato Portfolio, A.G.

10.1          Employment Agreement between California ASIC, Inc. and Marvin W.
              Sepe, dated July 1, 1996.

10.2 Employment Agreement between California ASIC, Inc. and Edwin Barrowcliff, dated May 23, 1996.

10.3 Amended and Restated Employment Agreement between the Company and John S. Martinez, dated May 1, 1996.

10.4 (1)      The Company's 1988 Stock Option Plan.

10.5 (1)      Form of Invention and Secrecy Agreement.

10.6 (3) Form of Warrant, with attached Piggyback Registration Rights provisions, issued in April, 1991 to John S. Martinez, James H. Banister, Jr., C. Neil Beer, Jay Borker, Scott Love, A. Lee Morsell, Vernon H. Blackman, Susan Miller-French, Lester Levy and Ali M. M. Mojdehi.

10.7 (2) (8) (9) (12) (14) The Company's 1991 Stock Option Plan, as amended.

10.8 (5) Underwriters' Warrants, dated February 24, 1993, issued to Commonwealth Associates ("Commonwealth") and Lew Lieberbaum & Co., Inc. ("Lieberbaum").

10.9 (5) Warrant Agreement, dated February 16, 1993, among the Company, Commonwealth, Lieberbaum and American Securities Transfer, Incorporated.

10.10 (5)     Underwriting Agreement, dated February 16, 1993, among the
              Company, Commonwealth Associates and Lieberbaum.

10.11 Building Lease, dated August 21, 1996, between The Manufacturers Life Insurance Company and the Company.

10.12         Management Anti-Dilution Incentive Plan, as amended.

EXHIBIT NO.
                    DESCRIPTION
------------        -----------------------------

10.13 (6)     Form of 8.25% Senior Subordinated Convertible Promissory Note dated October 6, 1993 issued to Cato Portfolio A.G.

10.14         Employment Agreement between Pacific Precision Laboratories, Inc. and John P. Ricardi, dated February 3, 1997.

10.15 (7)     Revolving  Credit Loan  Agreement,  dated October 6, 1993,  by and among PPL and  Comerica Bank -  California;
              Security Agreement between PPL and Comerica; Guaranty executed by the Company.

10.16 (10)    Warrants  for the  purchase of an  aggregate  of 180,000  shares of Common  Stock,  issued to H.I.G.  Securities,
              Ltd., Brentwood Financial, Ltd., Tesoma Overseas, Inc., Llewellyn Capital Management Ltd. and Sparta Capital, Ltd.

10.17 (10)    Form of 1994 Warrant, between the Company and Baytree Associates, Inc. for the placement of the shares in 10.16.

10.18 (13)    Form of Warrant, with attached Piggyback Registration Rights provisions issued to John S. Martinez,  Vernon H.
              Blackman, Robert S. Hash,  Larry M. Levy,  Dennis E. Valentine,  Barry Ressler,  Leonid Yoffe and Carole Hash issued in connection with the Company's August, 1994 Loan Program.

10.19 (11)    Subscription Agreement by and between the Company and Atlantic American Holding Company Limited dated March 31, 1995.

10.20(15)     Agreement of Purchase and Sale of Assets dated as of May 23, 1996, by and among the Company, Nancy Schwalbe, Edwin Barrowcliff and
              California ASIC Technical Services, Inc.

10.21 (16)    Master Lease Agreement and related documents dated as of September 10, 1996 between Leasing Technologies
              International, Inc., the Company and California ASIC Technical Services, Inc.

10.22 (16)    Installment Note dated September 1, 1996 between Comerica Bank-California and Pacific Precision Laboratories, Inc.

10.23 Escrow Agreement and Agreement of Settlement and General Release by and among the Company; Atlantic American Holding Company
              Limited; Parker, Milliken, Clark, O'Hara & Samuelian; and Sankary
              & Sankary.

10.24         Management Incentive Plan Agreement for Pacific Precision Laboratories, Inc., as amended.

22.1          Subsidiaries of the Company  include JMAR Technology Co. (a California  corporation),  Pacific  Precision
              Laboratories, Inc. (a California corporation) and California ASIC, Inc. (a Nevada corporation).

23            Consent of Independent Public Accountants.

------------------------------------


(1)    Incorporated by reference to the exhibit filed with the Company's
       Registration Statement on Form S-1 (No. 33-32446) filed on December 5,
       1989 and amended on January 30, 1990, March 30, 1990 and April 23, 1990,
       which Registration Statement became effective May 11, 1990.
(2)    Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1991 Annual Meeting of
       Shareholders.
(3)    Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1991.
(4)    Incorporated by reference to the exhibit filed with the Company's  Registration  Statement on Form S-1 (No.  33-47390) filed on April 22, 1992 and amended November 23, 1992, January 11, 1993, January
       27, 1993, February 9, 1993, February 11, 1993, February 12, 1993 and
       declared effective on February 16, 1993.
(5)    Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1992.
(6)    Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1993.
(7)    Incorporated by reference to the exhibit filed with the Company's Form 8-K dated October 6, 1993.
(8)    Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1992 Annual Meeting of
       Shareholders.
(9)    Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1993 Annual Meeting of
       Shareholders.
(10)   Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1993.
(11)   Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended March 31, 1995.
(12)   Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1995 Annual Meeting of
       Shareholders.
(13)   Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1994.
(14)   Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1996 Annual Meeting of
       Shareholders.
(15)   Incorporated by reference to the exhibit filed with the Company's Form 8-K dated May 23, 1996.
(16)   Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            JMAR INDUSTRIES, INC.

Date: March 14, 1997                By: /s/ John S. Martinez
      --------------                   ---------------------
                                            John S. Martinez
                                            Chairman of the Board and
                                            Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                          TITLE                        DATE
                ---------                          -----                        ----


/s/ John S. Martinez                       Chairman of the                March 14, 1997
-----------------------------              Board, Chief                   --------------
    John S. Martinez                       Executive Officer and
                                           Director





/s/ Dennis E. Valentine                    Chief Financial                March 14, 1997
-----------------------------              Officer and Chief              --------------
    Dennis E. Valentine                    Accounting Officer




/s/ James H. Banister, Jr.                 Director                       March 12, 1997
-----------------------------                                             --------------
    James H. Banister, Jr.






/s/ C. Neil Beer                           Director                        March 12, 1997
-----------------------------                                              --------------
    C. Neil Beer




/s/ Vernon H. Blackman                     Director                        March 12, 1997
-----------------------------                                              --------------
    Vernon H. Blackman




/s/ Barry Ressler                          Director                        March 12, 1997
-----------------------------                                              --------------
    Barry Ressler




/s/ Marvin W. Sepe
-----------------------------              Director                        March 14, 1997
    Marvin W. Sepe                                                         --------------




                                                                     SCHEDULE II



                                    JMAR INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            Additions
                                                    --------------------------
                                        Balance at   Charged to                                Balance at
Description                             Beginning    Costs and                                   End of
                                          of Year     Expenses       Other         Deductions     Year
                                       ----------   ---------     ------------      ---------   ----------
For the year ended December 31, 1996:
  Warranty reserve ..................  $   14,729    $   --       $       --        $      71   $   14,800
  Reserve for inventory obsolescence      171,573        --            (52,597)            --      118,976
  Allowance for doubtful accounts ...      18,250        --               --           (1,020)      17,230
                                       ----------   ---------     ------------      ---------   ----------
For the year ended December 31, 1995
  Warranty reserve ..................  $   36,548   $    --       $       --        $ (21,819)  $   14,729
  Reserve for inventory obsolescence      136,403      (4,900)          47,283         (7,213)     171,573
  Allowance for doubtful accounts ...      57,000        --            (38,750)            --       18,250
                                       ----------   ---------     ------------      ---------   ----------
For the year ended December 31, 1994:
  Warranty reserve ..................  $   82,273   $  54,811     $    (26,923)(A)  $ (73,613)  $   36,548
  Reserve for inventory obsolescence    1,441,640     (64,755)      (1,240,482)(B)         --      136,403
  Allowance for doubtful accounts ...      66,595     117,000          (20,000)(A)   (106,595)      57,000
                                       ----------   ---------     ------------      ---------   ----------


(A)     Existing reserves for Surgilase when sold.

(B) Includes disposal of inventory previously reserved and existing reserves for Surgilase when sold.