Form 10-Q
period 1997-03-31
JMAR INDUSTRIES INC
filed 1997-05-09
CIK 857953

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                  -------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997
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

                                   Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (May 1, 1997).


                 Common Stock, $.01 par value: 16,877,169 shares






================================================================================

                              JMAR INDUSTRIES, INC.

                                      INDEX



                                                                                                   PAGE #
                                                                                                   ------
PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements

                       Consolidated Balance Sheets - December 31, 1996 and
                       March 31, 1997                                                                2

                       Consolidated Statements of Operations - Three months ended
                       March 31, 1997 and 1996                                                       3

                       Consolidated Statements of Cash Flows - Three months ended
                       March 31, 1997 and 1996                                                       4

                       Notes to Consolidated Financial Statements                                    5

Item 2.                Management's Discussion and Analysis of Financial Condition
                       and Results of Operations                                                     8


PART II.               OTHER INFORMATION

Item 1.                N/A

Item 2.                Changes in Securities                                                         11

Item 3.                N/A

Item 4.                N/A

Item 5.                N/A

Item 6.                Reports on Form 8-K                                                           11

                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

====================================================================================================================================

                                                                                                 March 31, 1997    December 31, 1996
                                                                                                 --------------    -----------------
                                     ASSETS                                                        (Unaudited)
                                     ------
Current Assets:
         Cash and cash equivalents .........................................                        $ 2,048,908          $ 2,629,286
         Accounts receivable, net ..........................................                          2,764,120            2,994,762
         Notes and other receivable ........................................                             14,667              902,005
         Inventories (Note 2) ..............................................                          3,638,318            3,855,312
         Prepaid expenses and other ........................................                            839,097              721,685
                                                                                                    -----------          -----------
                  Total current assets .....................................                          9,305,110           11,103,050
Notes receivable ...........................................................                             54,667               54,667
Receivable from employees (Note 6) .........................................                             85,010               73,824
Property and equipment, net (Note 3) .......................................                          2,940,058            2,704,460
Other assets, net ..........................................................                            385,711              347,627
Goodwill, net (Note 6) .....................................................                          1,053,920            1,111,890
                                                                                                    -----------          -----------

                  TOTAL ASSETS .............................................                        $13,824,476          $15,395,518
                                                                                                    ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
         Accounts payable ..................................................................       $  1,023,005        $    914,272
         Accrued liabilities ...............................................................            506,723             535,885
         Accrued payroll and related costs .................................................            622,214             849,072
         Customer deposits .................................................................             14,276             742,213
         Convertible notes payable .........................................................            593,099             589,631
         Notes payable and capital lease obligations .......................................            748,168           1,728,230
                                                                                                   ------------        ------------
                  Total current liabilities ................................................          3,507,485           5,359,303
                                                                                                   ------------        ------------
Notes payable and capital lease obligations, net of current portion ........................            644,075             667,310
                                                                                                   ------------        ------------
Stockholders' equity (Notes 5 and 6):
         Preferred stock, $.01 par value;
           5,000,000 shares authorized; None issued and outstanding
          as of March 31, 1997 and December 31, 1996 .......................................               --                  --

         Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 16,869,669 shares as of March 31, 1997 and
          16,760,269 shares as of December 31, 1996 ........................................            168,697             167,603

         Additional-paid in capital ........................................................         35,476,859          35,274,959

         Accumulated deficit ...............................................................        (25,972,640)        (26,073,657)
                                                                                                   ------------        ------------

                  Total stockholders'  equity ..............................................          9,672,916           9,368,905
                                                                                                   ------------        ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................       $ 13,824,476        $ 15,395,518
                                                                                                   ============        ============

====================================================================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

====================================================================================================================================

                                                                                                           Three Months Ended
                                                                                                     ------------------------------
                                                                                                       March 31,         March 31,
                                                                                                         1997              1996
                                                                                                     ------------      ------------
Sales ..........................................................................................     $  5,245,501      $  2,457,395
Costs of sales .................................................................................        3,216,994         1,419,028
                                                                                                     ------------      ------------
         Gross profit ..........................................................................        2,028,507         1,038,367
                                                                                                     ------------      ------------
Operating expenses:
  Selling, general and
    administrative .............................................................................        1,461,093           983,731
  Research, development and
    engineering ................................................................................          444,165           273,860
                                                                                                     ------------      ------------
  Total operating expenses .....................................................................        1,905,258         1,257,591
                                                                                                     ------------      ------------
Income (loss) from operations ..................................................................          123,249          (219,224)
Interest and other income (expense), net .......................................................           32,798           (62,688)
Interest expense ...............................................................................          (55,030)          (74,201)
                                                                                                     ------------      ------------
Net income (loss) ..............................................................................     $    101,017      $   (356,113)
                                                                                                     ============      ============
Primary and fully diluted net income (loss) per common
    and common equivalent share (Note 4): ......................................................     $        .01      $       (.02)
                                                                                                     ============      ============
Weighted average common and common equivalent shares outstanding:

         Primary and fully diluted .............................................................       18,187,109        14,270,893
                                                                                                     ============      ============

====================================================================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

====================================================================================================================================

                                                                                                        Three Months Ended
                                                                                                ------------------------------------
                                                                                                March 31, 1997        March 31, 1996
                                                                                                --------------        --------------
Cash flows from operating activities:

         Net income (loss) ...............................................................         $   101,017          $  (356,113)
         Adjustments to reconcile net income (loss) to net cash used in operating activities:

         Depreciation and amortization ...................................................             249,360              123,269
         Change in assets and liabilities net of effects from acquisition:
           (Increase) decrease in:
           Accounts receivable ...........................................................             230,643             (132,534)
           Inventories ...................................................................             216,994             (407,286)
           Prepaid expenses and other ....................................................            (150,450)             (98,772)
           Other assets ..................................................................             (63,122)             (23,816)
           Increase (decrease) in:
           Customer deposits .............................................................            (727,937)             304,822
           Accounts payable and accrued liabilities ......................................            (147,287)             488,356
                                                                                                   -----------          -----------

         Net cash used in operating activities ...........................................            (290,782)            (102,074)
                                                                                                   -----------          -----------
Cash flows from investing activities:
         Capital expenditures ............................................................            (365,444)             (22,246)
         Payments received on notes and other receivable .................................             887,338              443,414
         Increase in notes receivable ....................................................             (11,186)            (100,836)
         Patent costs ....................................................................                --                 (3,910)
                                                                                                   -----------          -----------
                  Net cash provided  by investing activities .............................             510,708              316,422
                                                                                                   -----------          -----------
Cash flows from financing activities:
         Net payments of short-term debt .................................................            (991,642)            (346,162)
         Net payments of notes payable ...................................................             (11,656)                --
         Net proceeds from the issuance of common stock ..................................                --                148,000
         Net proceeds from the  exercise of warrants .....................................             202,994                 --
                                                                                                   -----------          -----------
                  Net cash used in financing activities ..................................            (800,304)            (198,162)
                                                                                                   -----------          -----------
Net increase (decrease) in cash and cash equivalents .....................................            (580,378)              16,186
Cash and cash equivalents, beginning of period ...........................................           2,629,286            1,837,647
                                                                                                   -----------          -----------
Cash and cash equivalents, end of period .................................................         $ 2,048,908          $ 1,853,833
                                                                                                   ===========          ===========

====================================================================================================================================

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

         The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1996. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      INVENTORIES

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Inventories consist of the following:

                                                     March 31, 1997    December 31, 1996
                                                     --------------    -----------------
Raw materials, components and sub-assemblies .....     $1,972,824          $2,695,803

Work-in-process ..................................      1,412,023             913,403

Finished goods ...................................        253,471             246,106
                                                       ----------          ----------

                                                       $3,638,318          $3,855,312
                                                       ==========          ==========

(3)      PROPERTY AND EQUIPMENT

         As of March 31, 1997 and December 31, 1996, property and equipment consist of the following:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                               March 31, 1997          December 31, 1996
                                               --------------          -----------------
Equipment and machinery ..................       $ 4,584,770              $ 4,243,555

Furniture and fixtures ...................           333,302                  313,909

Leasehold improvements ...................            67,216                   62,380
                                                 -----------              -----------

                                                   4,985,288                4,619,844

Less-accumulated depreciation ............        (2,045,230)              (1,915,384)
                                                 ===========              ===========

                                                 $ 2,940,058              $ 2,704,460
                                                 ===========              ===========

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

         In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the three months ended March 31, 1997 and 1996 would be the same under SFAS 128 as that presented herein.

(5)      EQUITY TRANSACTIONS

         During the three months ended March 31, 1997, the Company received net proceeds of approximately $203,000 from the exercise of warrants into 105,400 shares of common stock.

(6)      ACQUISITION OF CALIFORNIA ASIC, INC.

         On May 23, 1996, the Company acquired (the "Acquisition") approximately 94 percent of the outstanding common stock of California ASIC Technical Services, Inc., a Nevada corporation, (subsequently renamed California ASIC ("Cal ASIC")). The Acquisition involved a private tender offer to the shareholders of Cal ASIC (the "Sellers"). As consideration for the Acquisition, the Company issued to the Sellers an aggregate of 1,427,526 shares of its Common Stock. The shares issued by the Company are unregistered, however, the Company anticipates that such shares will be registered in the near future. The purchase price was negotiated at arm's length.

         In addition, concurrent with the closing, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in 1996, and $250,000 was loaned in the quarter ended March 31, 1997, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, of which $10,000 was loaned in the quarter ended March 31, 1997, secured by the JMAR stock they received in the Acquisition.

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

         The following unaudited pro forma information gives effect to the acquisition of Cal ASIC as if the acquisition occurred on January 1, 1996. In connection with the Acquisition, Cal ASIC entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $850,000. Such debt reductions were not reflected in the statement of operations of the Company. The pro forma loss from continuing operations excludes any impact from the debt settlements of Cal ASIC directly attributable to the Acquisition. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of Cal ASIC occurred on January 1, 1996 or which may be expected to occur in the future.

                                                  For the Three Months Ended March 31, 1996
                                                  -----------------------------------------
                                                      Proforma                  Actual
                                                     ----------              -----------
Total revenues ............................          $2,457,000              $ 2,457,000
                                                     ==========              ===========
Loss from continuing operations ...........          $ (568,000)             $  (356,000)
                                                     ==========              ===========
Loss per share ............................          $     (.04)             $      (.02)
                                                     ==========              ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

         Results of Consolidated Operations

         On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC ("Cal ASIC"). The Company has accounted for the acquisition as a purchase effective June 1, 1996. JMAR's Operating and Net Income for the three months ended March 31, 1997, $123,249 and $101,017, respectively, include operating and net losses of $254,448 and $260,501, respectively, generated from Cal ASIC's startup operations. Accordingly, JMAR's operating income and net income, excluding the startup loss from Cal ASIC, were $377,697 and $361,518, respectively, for the three months ended March 31, 1997. The Company's outlook for fiscal year 1997 is positive for operations that existed prior to the acquisition of Cal ASIC. However, the Company expects a continuing adverse impact on profits in the near term from Cal ASIC, including a non-cash charge of approximately $195,000 per year for goodwill amortization. Furthermore, certain of the Company's revenues are to a limited number of customers. As a result, the timing of receipt and shipment of orders for these customers could have a material impact on quarterly results.

         Revenues for the three months ended March 31, 1997 and 1996 were $5,245,501 and $2,457,395, respectively. The increase of $2,788,106 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily attributable to the overall increased volume of orders in the latter part of 1996 for Disk Head Inspection Workstations and new products, primarily the Mirage tabletop video measurement system. In addition, the revenues for the three months ended March 31, 1996 were low due to delays in shipping certain products in order to incorporate customer engineering upgrades to an existing product and the dilution of senior management's time as a result of the negotiations and due diligence activities in connection with the proposed acquisition of Cal ASIC.

         Gross margins for the three months ended March 31, 1997 and 1996 were 38.7% and 42.3%, respectively. The lower gross margins for the three months ended March 31, 1997 versus the three months ended March 31, 1996 is primarily due to competitive pressures on certain products. The Company expects these competitive pressures to continue on certain products in the future. The Company is taking action to improve its gross margins, however, there is no assurance that it will achieve significant improvements, or any improvements, in the near or longer term.

         Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1997 and 1996 were $1,461,093 and $983,731, respectively. The increase in SG&A expenses in 1997 is due to (i) SG&A expenses of $248,388 related to Cal ASIC in 1997 compared to none in 1996; (ii) higher sales and marketing costs related to the Company's increased sales volume; and (iii) higher payroll costs.

         The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales" expenses totaled $216,973 and $266,819 for the three months ended March 31, 1997 and 1996, respectively. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $444,165 and $273,860, respectively. Hence, total RD&E expenses for the three month periods were $661,138 and $540,679 for 1997 and 1996, respectively. The increase in RD&E is primarily related to the engineering development of a new generation of its disk drive inspection systems and the development of new software for the Company's test and measurement systems.

         Interest and other income (expense) for 1996 includes a non-recurring charge of $80,000 relating to an investment disposed of in a prior year.

         Interest expense was $55,030 and $74,201 for the three months ended March 31, 1997 and 1996, respectively. The decrease in interest expense in 1997 versus 1996 is due to the conversion of $1,000,000 of convertible notes into JMAR common stock in October 1996.


CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         Working capital as of March 31, 1997 was $5,797,625 compared to $5,743,747 at December 31, 1996.

         Cash and cash equivalents at March 31, 1997 and December 31, 1996 were $2,048,908 and $2,629,286, respectively. The decrease in cash and cash equivalents for the three months ended March 31, 1997 was $580,378 as compared to an increase of $16,186 for the three months ended March 31, 1996. The decrease in cash for the three months ended March 31, 1997 resulted from payments of short-term debt of $991,642, capital expenditures of $365,444 and cash used in operations of $290,782 offset in part by payments received on notes and other receivables of $887,338 and proceeds from the exercise of warrants of $202,994. The Company anticipates that its quarterly capital expenditures in the next few foreseeable quarters will be less than experienced during the quarter ended March 31, 1997. Cash from net income (loss) plus non-cash operating items improved from a use of cash of $232,844 for the three months ended March 31, 1996 to a provision of cash of $350,377 for the three months ended March 31, 1997.

         JMAR operations will continue to require the use of working capital. The working capital of PPL is generally funded through its $3,000,000 working capital line (the "Line") with a bank (the "Bank") plus customer advanced payments made at the time of order placements. The operations of JTC are currently funded through third party contracts. As of March 31, 1997 PPL's availability pursuant to the Line was approximately $2,345,000 of which approximately $453,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Subsequent to March 31, 1997, the Bank orally agreed to increase the Line to $3,500,000 and reduce the interest rate to the prime rate plus one-half percent. Concurrent with the closing of the acquisition (the "Acquisition") of Cal ASIC, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in 1996, and $250,000 was loaned in the quarter ended March 31, 1997, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, of which $10,000 was loaned in the quarter ended March 31, 1997, secured by the JMAR stock they received in the Acquisition. During 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which are used to finance Cal ASIC equipment and software financing requirements. Management believes that the Company has existing resources to adequately fund operations and working capital requirements as well as the Cal ASIC obligations through the end of 1997 based on the current level of operations and business conditions. However, the working capital needs of Cal ASIC may be greater than that which the Company has currently committed to fund. If Cal ASIC requires additional working capital funds, the Company believes it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market.

         At December 31, 1996, the Company had in excess of $26 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not related to historical results are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to markets and customers, delays or cancellations in orders, fluctuations in margins, timing of specific orders, customer reorganizations, demand fluctuations, timely development, introduction and acceptance of new products, technical obsolescence of existing products, technical problems in the development or modification of current products, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, laser blood sampler, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors, temporary cessation of operations at one or more of its division facilities due to acts of nature such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1996 and in the Company's other filings with the Securities and Exchange Commission.

                              JMAR INDUSTRIES, INC.
                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities

(c) In January, 1997, the Company issued to nineteen employees warrants exercisable into 169,500 shares of Common Stock at an exercise price of $3.00 per share. The warrants were issued pursuant to the Management Incentive Plan Agreement dated August 15, 1996 for Pacific Precision Laboratories, Inc. (the "PPL Warrants"). The PPL Warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The PPL Warrants become exercisable upon the earlier of (i) forty five days after such time as the closing high bid price of the Company's Common Stock for 20 consecutive trading days is greater than $6.38; or (ii) the exercise by holders of at least 90 percent of the Company's publicly traded warrants; or (iii) nine years and six months after the date of grant. The PPL Warrants expire ten years after date of grant.



Item 6.  Reports on Form 8-K

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JMAR INDUSTRIES, INC.


May 2, 1997                            By: /s/ John S. Martinez
                                          ---------------------------
                                          John S. Martinez, Chief Executive
                                          Officer and Authorized Officer

                                       By: /s/ Dennis E. Valentine
                                          ---------------------------
                                          Dennis E. Valentine, Chief Accounting
                                          Officer