Form 10-Q
period 1997-06-30
JMAR INDUSTRIES INC
filed 1997-08-08
CIK 857953

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

                       For the Quarter Ended June 30, 1997
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


                           3956 Sorrento Valley Blvd.
                               San Diego, CA 92121
                                 (619) 535-1706
           -----------------------------------------------------------
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                              Yes   X    No
                                  -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (August 4, 1997).


                 Common Stock, $.01 par value: 17,059,919 shares



================================================================================

                              JMAR INDUSTRIES, INC.

                                      INDEX


                                                                                       PAGE #
                                                                                       ------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets - December 31, 1996 and
             June 30, 1997                                                                2

             Consolidated Statements of Operations - Three months ended
             June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996           3

             Consolidated Statements of Cash Flows - Six months ended
             June 30, 1997 and 1996                                                       4

             Notes to Consolidated Financial Statements                                   5

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                    8


PART II.     OTHER INFORMATION

Item 1.      N/A

Item 2.      Changes in Securities                                                       11

Item 3.      N/A

Item 4.      Submission of Matters to a Vote of Security Holders                         11

Item 5.      N/A

Item 6.      Reports on Form 8-K                                                         11

                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1997 AND DECEMBER 31, 1996


==============================================================================================================

                                                                              June  30, 1997    December 31, 1996
                                                                              --------------    -----------------
                                                                                (Unaudited)
                                  ASSETS
                                  ------
Current Assets:
     Cash and cash equivalents ............................................      $  2,243,568       $  2,629,286
     Accounts receivable, net .............................................         3,449,570          2,994,762
     Notes and other receivable ...........................................            13,003            902,005
     Inventories (Note 2) .................................................         4,629,401          3,855,312
     Prepaid expenses and other ...........................................         1,056,454            721,685
                                                                                 ------------       ------------
         Total current assets .............................................        11,391,996         11,103,050
Notes receivable ..........................................................            54,667             54,667
Receivable from employees (Note 6) ........................................           126,377             73,824
Property and equipment, net (Note 3) ......................................         2,881,735          2,704,460
Other assets, net .........................................................           490,230            347,627
Goodwill, net (Note 6) ....................................................         1,095,952          1,111,890
                                                                                 ------------       ------------

         TOTAL ASSETS .....................................................      $ 16,040,957       $ 15,395,518
                                                                                 ============       ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable .....................................................      $  1,534,706       $    914,272
     Accrued liabilities ..................................................           889,465            535,885
     Accrued payroll and related costs ....................................           718,501            849,072
     Customer deposits ....................................................            17,888            742,213
     Convertible notes payable ............................................           596,568            589,631
     Notes payable and capital lease obligations ..........................         1,535,818          1,728,230
                                                                                 ------------       ------------
         Total current liabilities ........................................         5,292,946          5,359,303
                                                                                 ------------       ------------
Notes payable and capital lease obligations, net of current portion .......           626,748            667,310
                                                                                 ------------       ------------
Stockholders' equity (Notes 5 and 6):
     Preferred stock, $.01 par value;
       5,000,000 shares authorized; None issued and outstanding
          as of June 30, 1997 and December 31, 1996 .......................                --                 --

     Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 16,981,169 shares as of June 30, 1997 and
          16,760,269 shares as of December 31, 1996 .......................           169,812            167,603

     Additional-paid in capital ...........................................        35,638,629         35,274,959

     Accumulated deficit ..................................................       (25,687,178)       (26,073,657)
                                                                                 ------------       ------------

         Total stockholders'  equity ......................................        10,121,263          9,368,905
                                                                                 ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................      $ 16,040,957       $ 15,395,518
                                                                                 ============       ============


==============================================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 AND SIX MONTHS ENDED
                             JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


================================================================================================================================

                                                                 Three Months Ended                     Six Months Ended
                                                          --------------------------------      --------------------------------
                                                          June 30, 1997      June 30, 1996      June 30, 1997      June 30, 1996
                                                          -------------      -------------      -------------      -------------
Sales ..............................................      $  5,568,606       $  4,034,111       $ 10,814,107       $  6,491,506
Costs of sales .....................................         3,340,723          2,484,279          6,557,717          3,903,307
                                                          ------------       ------------       ------------       ------------
     Gross profit ..................................         2,227,883          1,549,832          4,256,390          2,588,199
                                                          ------------       ------------       ------------       ------------
Operating expenses:
  Selling, general and
    administrative .................................         1,587,436          1,138,494          3,048,529          2,122,225
  Research, development and
    engineering ....................................           436,348            259,517            880,513            533,377
                                                          ------------       ------------       ------------       ------------
  Total operating expenses .........................         2,023,784          1,398,011          3,929,042          2,655,602
                                                          ------------       ------------       ------------       ------------
Income (loss) from operations ......................           204,099            151,821            327,348            (67,403)
Interest and other income (expense), net ...........            26,221             22,095             59,019            (40,593)
Interest expense ...................................           (44,858)           (80,463)           (99,888)          (154,664)
                                                          ------------       ------------       ------------       ------------
Income (loss) before income taxes ..................           185,462             93,453            286,479           (262,660)
Income tax benefit .................................           100,000                 --            100,000                 --
                                                          ------------       ------------       ------------       ------------
Net income (loss) ..................................      $    285,462       $     93,453       $    386,479       $   (262,660)
                                                          ============       ============       ============       ============
Primary and fully diluted net income (loss) per
  common and common equivalent share (Note 4): .....      $        .02       $        .01       $        .02       $       (.02)
                                                          ============       ============       ============       ============
Weighted average common and common equivalent shares
  outstanding:

     Primary .......................................        18,344,301         16,369,990         18,298,809         14,846,177
                                                          ============       ============       ============       ============
     Fully diluted .................................        18,813,060         16,632,965         18,767,568         14,846,177
                                                          ============       ============       ============       ============

===============================================================================================================================

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


=================================================================================================================

                                                                                         Six Months Ended
                                                                                  -------------------------------
                                                                                  June 30, 1997     June 30, 1996
                                                                                  -------------     -------------
Cash flows from operating activities:

     Net income (loss) ......................................................      $   386,479       $  (262,660)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:

     Depreciation and amortization ..........................................          470,948           230,705
     Change in assets and liabilities net of effects from acquisition:
       Increase in:
       Accounts receivable ..................................................         (454,808)         (933,393)
       Inventories ..........................................................         (774,089)         (877,489)
       Prepaid expenses and other ...........................................         (356,923)          (63,765)
       Other assets .........................................................         (176,752)          (76,002)
       Increase (decrease) in:
       Customer deposits ....................................................         (724,325)          774,056
       Accounts payable and accrued liabilities .............................          743,443           638,796
                                                                                   -----------       -----------

     Net cash used in operating activities ..................................         (886,027)         (569,752)
                                                                                   -----------       -----------
Cash flows from investing activities:
     Capital expenditures ...................................................         (442,158)          (89,342)
     Increase in notes receivable ...........................................          (52,553)           (7,506)
     Payments received on notes receivable ..................................          889,002           930,501
     Acquisition costs, net of cash acquired ................................               --           (79,984)
     Patent costs ...........................................................          (16,003)           (6,802)
                                                                                   -----------       -----------
         Net cash provided  by investing activities .........................          378,288           746,867
                                                                                   -----------       -----------
Cash flows from financing activities:
     Net payments of short-term debt ........................................         (225,800)         (527,783)
     Payments of notes payable ..............................................           (7,174)               --
     Net proceeds from the issuance of common stock .........................               --           156,000
     Net proceeds from the  exercise of warrants ............................          354,995           573,982
                                                                                   -----------       -----------
         Net cash provided by financing activities ..........................          122,021           202,199
                                                                                   -----------       -----------
Net increase (decrease) in cash and cash equivalents ........................         (385,718)          379,314
Cash and cash equivalents, beginning of period ..............................        2,629,286         1,837,647
                                                                                   -----------       -----------
Cash and cash equivalents, end of period ....................................      $ 2,243,568       $ 2,216,961
                                                                                   ===========       ===========


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

         The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1996. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      INVENTORIES

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Inventories consist of the following:

                                                   June 30, 1997   December 31, 1996
                                                   -------------   -----------------
Raw materials, components and sub-assemblies ....   $2,351,843        $2,695,803

Work-in-process .................................    1,767,983           913,403

Finished goods ..................................      509,575           246,106
                                                    ----------        ----------

                                                    $4,629,401        $3,855,312
                                                    ==========        ==========

(3)      PROPERTY AND EQUIPMENT

         As of June 30, 1997 and December 31, 1996, property and equipment consist of the following:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                            June 30, 1997        December 31, 1996
                                            -------------        -----------------
Equipment and machinery ..........           $ 4,605,195            $ 4,243,555

Furniture and fixtures ...........               378,390                313,909

Leasehold improvements ...........                78,417                 62,380
                                             -----------            -----------

                                               5,062,002              4,619,844

Less-accumulated depreciation ....            (2,180,267)            (1,915,384)
                                             -----------            -----------
                                             $ 2,881,735            $ 2,704,460
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

         In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the three and six months ended June 30, 1997 and 1996 would not differ materially under SFAS 128 as that presented herein.

(5)      EQUITY TRANSACTIONS

         During the six months ended June 30, 1997, the Company received net proceeds of approximately $355,000 from the exercise of warrants into 213,400 shares of common stock.

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

         In addition, concurrent with the closing, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned), $500,000 was loaned in 1996, and $545,000 was loaned in the six months ended June 30, 1997, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, of which $50,000 was loaned in the six months ended June 30, 1997, secured by the JMAR stock they received in the Acquisition.

         Cal ASIC is engaged in the design, fabrication, assembly and testing of application specific integrated circuits for the electronics industry and will be operated as a division of the Company.

         The Company has accounted for the acquisition as a purchase effective June 1, 1996. The allocation of the purchase price of Cal ASIC reflected in the accompanying financial statements has been prepared based upon an independent appraisal of certain of the acquired assets and using management's estimate of fair value for the remaining net assets. Through June 30, 1997, the Company reviewed its purchase price allocation which resulted in certain adjustments to the amount of goodwill originally recorded. Goodwill related to this acquisition is being amortized over five years.

         The following unaudited pro forma information gives effect to the acquisition of Cal ASIC as if the acquisition occurred on January 1, 1996. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of Cal ASIC occurred on January 1, 1996 or which may be expected to occur in the future.


                                            For the Six Months Ended June 30, 1996
                                            --------------------------------------
                                               Pro forma              Actual
                                               ---------              ------
Total revenues ......................          $6,503,000           $ 6,492,000
                                               ==========           ===========
Loss from continuing operations .....          $ (651,000)          $  (263,000)
                                               ==========           ===========
Loss per share ......................          $     (.04)          $      (.02)
                                               ==========           ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ITEM 2.

         Results of Consolidated Operations

         On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC ("Cal ASIC"). The Company has accounted for the acquisition as a purchase effective June 1, 1996. JMAR's Operating and Net Income for the six months ended June 30, 1997, $327,348 and $386,479, respectively, include operating and net losses of $467,107 and $486,883, respectively, generated from Cal ASIC's startup operations. Accordingly, JMAR's operating income and net income, excluding the startup loss from Cal ASIC, were $794,455 and $873,362, respectively, for the six months ended June 30, 1997. The Company's outlook for the rest of fiscal year 1997 is positive for operations that existed prior to the acquisition of Cal ASIC. However, the Company expects a continuing adverse impact on profits in the near term from Cal ASIC, including a non-cash charge of approximately $200,000 per year for goodwill amortization. Furthermore, certain of the Company's revenues are from a limited number of customers. As a result, the timing of receipt and shipment of orders for these customers could have a material impact on quarterly results.

         Revenues for the three months ended June 30, 1997 and 1996 were $5,568,606 and $4,034,111, respectively, and were $10,814,107 and $6,491,506 for the six month periods ending June 30, 1997 and 1996, respectively. The increase in 1997 for the three and six month periods is primarily attributable to the overall increased volume of orders for computer Hard Disk Drive Head
Inspection Workstations and new products, primarily the Mirage tabletop video measurement system.

         Gross margins for the three months ended June 30, 1997 and March 31, 1997 were 40.0% and 38.7%, respectively. The higher gross margin for the three months ended June 30, 1997 versus the three months ended March 31, 1997 is primarily due to lower material costs due to higher volume purchases of inventory related to certain product orders. There is no assurance that the Company will be able to obtain such volume discounts in the future.

         Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1997 and 1996 were $1,587,436 and $1,138,494, respectively. The increase in SG&A expenses in 1997 is due to (i) SG&A expenses of $269,391 related to Cal ASIC in 1997 compared to $74,946 in 1996; (ii) higher sales and marketing costs related to the Company's increased sales volume; and
(iii) higher payroll costs.

         The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales" expenses, totaled $361,612 and $286,915 for the three months ended June 30, 1997 and 1996, respectively and $578,585 and $553,734 for the six month periods ended June 30, 1997 and 1996, respectively. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $436,348 and $259,517 for the three months ended June 30, 1997 and 1996, respectively, and $880,513 and $533,377 for the six month periods ended June 30, 1997 and 1996, respectively. Hence, total RD&E expenses for the three month periods were $797,960 and $546,432 for 1997 and 1996, respectively, and $1,459,098 and $1,087,111 for the six month periods in 1997 and 1996, respectively. The increase in RD&E is primarily related to the engineering development of a new generation of disk drive inspection systems, the development of new software for the Company's test and measurement systems, continued development of the Microlight 1000 micromachining demonstration center and further development of the Company's Light Knife products.

         Interest expense was $44,858 and $80,463 for the three months ended June 30, 1997 and 1996, respectively, and $99,888 and $154,664 for the six months ended June 30, 1997 and 1996, respectively.

The decrease in interest expense in 1997 versus 1996 is primarily due to the conversion of $1,000,000 of convertible notes into JMAR common stock in October 1996.


CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         Cash and cash equivalents at June 30, 1997 and December 31, 1996 were $2,243,568 and $2,629,286, respectively. The decrease in cash and cash equivalents for the six months ended June 30, 1997 was $385,718 as compared to an increase of $379,314 for the six months ended June 30, 1996. The decrease in cash for the six months ended June 30, 1997 resulted from cash used in operations of $886,027, capital expenditures of $442,158 and payments of short-term debt of $225,800 offset in part by payments received on notes and other receivables of $889,002 and proceeds from the exercise of warrants of $354,995. The Company anticipates that its quarterly capital expenditures for the rest of 1997 will be less than the quarterly expenditures experienced during the six months ended June 30, 1997. Cash from net income (loss) plus non-cash operating items improved from a use of cash of $31,955 for the six months ended June 30, 1996 to a provision of cash of $857,427 for the six months ended June 30, 1997.

         JMAR operations will continue to require the use of working capital. The working capital of PPL is generally funded through its $3,500,000 working capital line (the "Line") with a bank (the "Bank") plus customer advanced payments made at the time of order placements. The operations of JTC are currently funded through third party contracts. As of June 30, 1997 PPL's availability pursuant to the Line was approximately $2,960,000 of which approximately $1,193,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Concurrent with the closing of the acquisition (the "Acquisition") of Cal ASIC, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and agreed to loan an additional $1,000,000 over an eighteen month period, of which $500,000 was loaned in 1996, and $545,000 was loaned in the six months ended June 30, 1997, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, of which the first $50,000 was loaned in the six months ended June 30, 1997, and $50,000 was loaned subsequent to June 30, 1997, secured by the JMAR stock they received in the Acquisition. During 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which are used to finance Cal ASIC equipment and software financing requirements. Management believes that the Company has existing resources to adequately fund operations and working capital requirements as well as the Cal ASIC obligations through the end of 1997 based on the current level of operations and business conditions. However, the working capital needs of Cal ASIC may be greater than that which the Company has currently committed to fund. If Cal ASIC requires additional working capital funds, the Company believes, but can give no assurance that, it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market.

         At December 31, 1996, the Company had in excess of $26 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

         Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not related to historical results are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to markets and customers, delays or cancellations in orders, fluctuations in margins, timing of specific orders, customer reorganizations, demand fluctuations, timely development, introduction and acceptance of new products, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, laser blood sampler, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors, temporary cessation of operations at one or more of its division facilities due to acts of nature such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1996 and in the Company's other filings with the Securities and Exchange Commission.

                              JMAR INDUSTRIES, INC.
                           PART II. OTHER INFORMATION



Item 2.  Changes in Securities

(c) In April, 1997, the Company issued 7,500 shares of Common Stock to D.N.B. Capital Management Inc. for services to be rendered in a transaction exempt under Section 4(2) of the Securities Act of 1933, as amended.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on July 18, 1997, the following matter was voted on:

(a) The following directors were elected: John S. Martinez (13,365,244 affirmative votes and 89,280 votes withheld); James H. Banister, Jr. (13,364,244 affirmative votes and 87,280 votes withheld); C. Neil Beer and Barry Ressler (13,364,788 affirmative votes and 89,736 votes withheld); Vernon H. Blackman (13,359,788 affirmative votes and 94,736 votes withheld); and Marvin W. Sepe (13,366,844 affirmative votes and 87,680 votes withheld).

Item 6.  Reports on Form 8-K

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JMAR INDUSTRIES, INC.


August 5, 1997                 By:   /s/ John S. Martinez
                                   ---------------------------------------------
                                   John S. Martinez, Chief Executive Officer
                                   and Authorized Officer

                               By:   /s/ Dennis E. Valentine
                                   ---------------------------------------------
                                   Dennis E. Valentine, Chief Accounting Officer