Form 10-Q
period 1997-09-30
JMAR INDUSTRIES INC
filed 1997-11-14
CIK 857953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997
                         Commission File Number 1-10515


                              JMAR INDUSTRIES, INC.
                     -------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        68-0131180
-------------------------------                             ----------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification number)


                           3956 Sorrento Valley Blvd.
                               San Diego, CA 92121
                                 (619) 535-1706
                      -------------------------------------
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                                 Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (November 10, 1997).


                 Common Stock, $.01 par value: 16,890,656 shares

================================================================================

                              JMAR INDUSTRIES, INC.

                                      INDEX

                                                                          PAGE #
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets - December 31, 1996 and
        September 30, 1997                                                    2

        Consolidated Statements of Operations - Three months ended
        September 30, 1997 and 1996 and nine months ended September
        30, 1997 and 1996                                                     3

        Consolidated Statements of Cash Flows - Nine months ended
        September 30, 1997 and 1996                                           4

        Notes to Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             9

PART II OTHER INFORMATION

Item 1. N/A

Item 2. Changes in Securities                                                 12

Item 3. N/A

Item 4. N/A

Item 5. N/A

Item 6. Reports on Form 8-K                                                   12


                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                      September 30, 1997     December 31, 1996
                                                      ------------------     -----------------
                                                          (Unaudited)
                        ASSETS
Current Assets:
    Cash and cash equivalents .....................       $  2,212,263        $  2,629,286
    Accounts receivable, net ......................          3,159,962           2,994,762
    Notes and other receivable (Note 8) ...........            214,548             902,005
    Inventories (Note 2) ..........................          4,554,829           3,855,312
    Prepaid expenses and other ....................          1,102,155             721,685
                                                          ------------        ------------
        Total current assets ......................         11,243,757          11,103,050
Notes receivable ..................................             47,530              54,667
Receivable from employees (Note 7) ................            180,324              73,824
Property and equipment, net (Note 3) ..............          2,860,912           2,704,460
Other assets, net (Note 4) ........................            600,654             347,627
Goodwill, net (Note 7) ............................          1,037,984           1,111,890
                                                          ------------        ------------

        TOTAL ASSETS ..............................       $ 15,971,161        $ 15,395,518
                                                          ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ..............................       $  1,217,303        $    914,272
    Accrued liabilities ...........................            532,331             535,885
    Accrued payroll and related costs .............            740,054             849,072
    Customer deposits .............................              7,184             742,213
    Convertible notes payable (Note 9) ............            130,000             589,631
    Notes payable and capital lease obligations ...          1,541,644           1,728,230
                                                          ------------        ------------
        Total current liabilities .................          4,168,516           5,359,303
                                                          ------------        ------------
Notes  payable and capital lease obligations,
 net of current portion ...........................            598,172             667,310
                                                          ------------        ------------
Stockholders' equity (Notes 6, 7, 9 and 10):
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; None issued and
      outstanding as of September 30, 1997 and
      December 31, 1996 ...........................                 --                  --

    Common stock, $.01 par value; 40,000,000 shares
     authorized; Issued and outstanding 17,331,633
     shares as of September 30, 1997 and 16,760,269
     shares as of December 31, 1996 ...............            173,316             167,603

    Additional-paid in capital ....................         36,418,282          35,274,959

    Accumulated deficit ...........................        (25,387,125)        (26,073,657)
                                                          ------------        ------------
        Total stockholders'  equity ...............         11,204,473           9,368,905
                                                          ------------        ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 15,971,161        $ 15,395,518
                                                          ============        ============

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)


                                               Three Months Ended                  Nine Months Ended
                                         ------------------------------      ------------------------------
                                           Sept. 30,         Sept. 30,        Sept. 30,         Sept. 30,
                                             1997              1996              1997              1996
                                         ------------      ------------      ------------      ------------
Sales ..............................     $  5,583,611      $  4,577,362      $ 16,397,718      $ 11,068,868
Costs of sales .....................        3,294,495         2,885,486         9,852,212         6,788,793
                                         ------------      ------------      ------------      ------------
    Gross profit ...................        2,289,116         1,691,876         6,545,506         4,280,075
                                         ------------      ------------      ------------      ------------
Operating expenses:
  Selling, general and
    administrative .................        1,582,770         1,287,267         4,631,299         3,409,492
  Research, development and
    engineering ....................          445,283           333,653         1,325,796           867,030
                                         ------------      ------------      ------------      ------------
  Total operating expenses .........        2,028,053         1,620,920         5,957,095         4,276,522
                                         ------------      ------------      ------------      ------------
Income from operations .............          261,063            70,956           588,411             3,553
Interest and other
 income (expense), net .............           19,456            17,354            78,475           (23,239)
Interest expense ...................          (45,466)          (77,292)         (145,354)         (231,956)
                                         ------------      ------------      ------------      ------------
Income (loss) before income taxes ..          235,053            11,018           521,532          (251,642)
Income tax benefit .................           65,000                --           165,000                --
                                         ------------      ------------      ------------      ------------
Net income (loss) ..................     $    300,053      $     11,018      $    686,532      $   (251,642)
                                         ============      ============      ============      ============
Primary and fully diluted net income
(loss) per common and  common
equivalent share (Note 5) ..........     $        .02      $        .00      $        .04      $       (.02)

                                         ============      ============      ============      ============
Weighted average common and common
 equivalent shares outstanding:

    Primary ........................       19,344,309        17,387,712        18,652,345        15,197,530
                                         ============      ============      ============      ============
    Fully diluted ..................       19,400,909        17,401,943        19,356,820        15,197,530
                                         ============      ============      ============      ============

                             JMAR INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                           -----------------
                                                                    Sept. 30, 1997     Sept. 30, 1996
                                                                    --------------     --------------
Cash flows from operating activities:

    Net income (loss) ........................................       $   686,532        $  (251,642)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:

    Depreciation and amortization ............................           725,200            412,444
    Services received in exchange for common stock or warrants               607                 --
    Change in assets and liabilities, net of effects
     from acquisition:
      Increase in:
      Accounts receivable ....................................          (165,200)        (1,253,495)
      Inventories ............................................          (699,517)          (866,865)
      Prepaid expenses and other .............................          (402,623)          (299,362)
      Other assets ...........................................          (407,194)           (95,558)
      Increase (decrease) in:
      Customer deposits ......................................          (724,325)                --
      Accounts payable and accrued liabilities ...............           179,753            691,899
                                                                     -----------        -----------

    Net cash used in operating activities ....................          (806,767)        (1,662,579)
                                                                     -----------        -----------
Cash flows from investing activities:
    Capital expenditures .....................................          (589,072)          (526,371)
    Increase in notes receivable .............................          (306,500)                --
    Payments received on notes receivable ....................           894,594            927,300
    Acquisition costs, net of cash acquired ..................                --            (84,285)
    Patent costs .............................................           (21,099)           (10,940)
                                                                     -----------        -----------
        Net cash provided  by (used in)
           investing activities ..............................           (22,077)           305,704
                                                                     -----------        -----------
Cash flows from financing activities:
    Net payments of short-term debt ..........................          (169,280)          (199,100)
    Net borrowing (payments)  of notes payable ...............           (86,443)           500,000
    Net proceeds from the issuance of common stock ...........                --            156,000
    Net proceeds from the  exercise of options and warrants ..           667,544            615,734
                                                                     -----------        -----------
        Net cash provided by financing activities ............           411,821          1,072,634
                                                                     -----------        -----------
Net decrease in cash and cash equivalents ....................          (417,023)          (284,241)
Cash and cash equivalents, beginning of period ...............         2,629,286          1,837,647
                                                                     -----------        -----------
Cash and cash equivalents, end of period .....................       $ 2,212,263        $ 1,553,406
                                                                     ===========        ===========

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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1996. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1996. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Inventories consist of the following:

                                                         September 30, 1997    December 31, 1996
                                                         ------------------    -----------------
Raw materials, components and sub-assemblies.......           $2,602,977          $2,695,803

Work-in-process....................................            1,842,132             913,403

Finished goods.....................................              109,720             246,106
                                                           --------------       -------------

                                                              $4,554,829          $3,855,312
                                                           ==============       =============

(3)     PROPERTY AND EQUIPMENT

        As of September 30, 1997 and December 31, 1996, property and equipment consist of the following:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                                         September 30, 1997   December 31, 1996
                                                         ------------------   -----------------
Equipment and machinery............................          $ 4,725,179        $ 4,243,555

Furniture and fixtures.............................              400,825            313,909

Leasehold improvements.............................               82,912             62,380
                                                             -----------        -----------
                                                               5,208,916          4,619,844

Less-accumulated depreciation......................           (2,348,004)        (1,915,384)
                                                             ===========        ===========
                                                             $ 2,860,912        $ 2,704,460
                                                             ===========        ===========

(4)      CAPITALIZED SOFTWARE

        Costs of software sold as part of the Company's products are capitalized in accordance with Statement of Financial Accounting Standards No. 86. During the three and nine months ended September 30, 1997, $153,582 and $296,311, respectively, was capitalized. Such costs are amortized over not more than three years. As of September 30, 1997 and December 31, 1996, capitalized software was $432,619 and $177,327, respectively.

(5)      INCOME (LOSS) PER SHARE

         Income (loss) per common and common equivalent share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, warrants and convertible notes using the treasury method. Common stock equivalents are not included in the calculation of loss per share as their effect would be antidilutive.

        In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which changes the method of calculating earnings per share. SFAS 128 is effective for financial statements issued after December 15, 1997. The earnings per share of the Company for the three and nine months ended September 30, 1997 and 1996 would not differ materially under SFAS 128 as that presented herein.

(6)     EQUITY TRANSACTIONS

        During the nine months ended September 30, 1997, the Company received net proceeds of approximately $668,000 from the exercise of warrants and options into 406,990 shares of common stock.

(7)     ACQUISITION OF CALIFORNIA ASIC, INC.

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

        In addition, concurrent with the closing, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned), $500,000 was loaned in 1996, and $842,000 was loaned in the nine months ended September 30, 1997, to be used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan (the "Loan") the two majority shareholders of Cal ASIC up to $250,000, of which $100,000 was loaned in the nine months ended September 30, 1997, secured by the JMAR stock they received in the Acquisition. The Loan was repaid in October 1997.

        Cal ASIC is engaged in the design, fabrication, assembly and testing of application specific integrated circuits for the electronics industry and is operated as a division of the Company.

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

                                     For the Nine Months Ended September 30, 1996
                                     --------------------------------------------
                                              Proforma             Actual
                                              --------             ------
Total revenues .....................         $ 11,081,000      $ 11,068,868
                                             ============      ============
Loss from continuing operations.....         $   (657,000)     $   (251,642)
                                             ============      ============
Loss per share .....................         $       (.04)     $       (.02)
                                             ============      ============

(8)     SANTA FE LASER CO.

        On August 13, 1997, the Company signed a letter of intent ("LOI") to acquire Santa Fe Laser Co. ("SFL"). Pursuant to the LOI, the Company loaned SFL $200,000, secured by a security interest in all of SFL's assets and by the grant of a Warrant exercisable at a nominal price into 51% of the capital stock of SFL. In mid September 1997, the Company terminated the LOI. The loan's scheduled due date is 90 days following termination of the LOI, however, the Company believes, on advice from its attorneys, that it has grounds for an acceleration of the due date. The Company is taking action to exercise its rights to be repaid from the collateral securing the loan.

(9)     CONVERTIBLE NOTES PAYABLE

        During October 1993 the Company issued $2,500,000 of convertible promissory notes (the "Notes") of which $600,000 remained outstanding at June 30, 1997. The Notes bear interest at 8.25 percent, were initially convertible into shares of Common Stock of the Company at $3.75 per share and were due October 7, 1997. Subsequent to June 30, 1997, the Company entered into an agreement to amend the terms of the Notes, whereby the conversion price for a pro-rata share of the Notes (80 percent) was lowered to $3.00 per share. Pursuant to these amended terms, holders of $470,000 in Notes converted the Notes.

 (10)   SUBSEQUENT EVENT

        Subsequent to September 30, 1997, the Company received approximately 716,000 in freely tradable shares of Company common stock (approximately $3.0 million) from the former principal shareholders of Cal ASIC as settlement (the "Settlement") of certain claims under the terms of the original purchase agreement. These shares were retired by the Company. JMAR's ownership position in Cal ASIC will remain unchanged as a result of the Settlement.

        The Company is currently evaluating alternatives to capitalize on its investment in Cal ASIC. These alternatives include joint ventures with semiconductor companies and other organizations which could benefit from Cal ASIC's existing semiconductor processing and direct write laser capabilities, sale of all or a portion of its ownership interest in Cal ASIC, and third party direct investment into that operation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        Results of Consolidated Operations

        On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of California ASIC ("Cal ASIC"). JMAR's Operating and Net Income for the nine months ended September 30, 1997 of $588,411 and $686,532, respectively, include operating and net losses of $797,971 and $831,275, respectively, generated from Cal ASIC's startup operations. Accordingly, JMAR's operating income and net income, excluding the startup loss from Cal ASIC, were $1,386,382 and $1,517,807, respectively, for the nine months ended September 30, 1997. Operating and Net Income for the three months ended September 30, 1997, $261,063 and $300,053, respectively, include operating and net losses of $330,864 and $344,392, respectively, related to Cal ASIC. Accordingly, JMAR's operating income and net income, excluding the startup loss from Cal ASIC were $591,927 and $644,445, respectively, for the three months ended September 30, 1997. The Company expects a continuing adverse impact on profits in the near term from Cal ASIC, including a non-cash charge of approximately $200,000 per year for goodwill amortization. The Company is currently evaluating alternatives to fund Cal ASIC beyond December 31, 1997, including joint ventures with semiconductor companies and other organizations which could benefit from Cal ASIC's existing semiconductor processing and direct write laser capabilities, sale of all or a portion of its ownership interest in Cal ASIC, and third party direct investment into that operation. Furthermore, certain of the Company's revenues are from a limited number of customers. As a result, the timing of receipt and shipment of orders for these customers could have a material impact on quarterly results.

        Revenues for the three months ended September 30, 1997 and 1996 were $5,583,611 and $4,577,362, respectively, and were $16,397,718 and $11,068,868 for the nine month periods ending September 30, 1997 and 1996, respectively. The increase in 1997 for the three and nine month periods is primarily attributable to the overall increased volume of orders for computer Hard Disk Drive Head Inspection Workstations and new products, primarily the Mirage tabletop video measurement system, offset in part by the inclusion in 1996 of revenues related to the Company's laser hermetic sealing systems. The Company anticipates that revenues in the fourth quarter may be somewhat less than revenues in the third quarter, with the actual difference dependent upon timing of the receipt and shipment of orders during the remaining portion of the fourth quarter. However, revenues for the entire year are expected to be at least 30 percent greater than 1996.

        Gross margins for the three months ended September 30, 1997 and June 30, 1997 were 41.0% and 40.0%, respectively. The higher gross margin for the three months ended September 30, 1997 versus the three months ended June 30, 1997 is primarily due to continued lower material costs due to higher volume purchases of inventory related to certain product orders. There is no assurance that the Company will be able to obtain such volume discounts in the future.

        Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1997 and 1996 were $1,582,770 and $1,287,267, respectively. The increase in SG&A expenses in 1997 is due to (i) SG&A expenses of $264,007 related to Cal ASIC in 1997 compared to $156,029 in 1996; (ii) higher sales and marketing costs related to the Company's increased sales volume; and (iii) higher payroll costs.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales", totaled $324,759 and $264,339 for the three months ended September 30, 1997 and 1996, respectively, and $903,344 and $818,073 for the nine month periods ended September 30, 1997 and 1996, respectively. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $445,283 and $333,653 for the three months ended September 30, 1997 and 1996, respectively, and $1,325,796 and $867,030 for the nine month periods ended September 30, 1997 and 1996, respectively. Hence, total RD&E expenses for the three month periods were $770,042 and $597,992 for 1997 and 1996, respectively, and $2,229,140 and $1,685,103 for the nine month periods in 1997 and 1996, respectively. Capitalized software costs of $153,582 and $296,311 for the three and nine months ended September 30, 1997 are not included in the above amounts. The increase in RD&E is primarily related to the engineering development of a new generation of disk drive inspection systems, the development of new software for the Company's test and measurement systems, continued development of the Microlight 1000 micromachining demonstration center, continued development of advanced lithography for semiconductor manufacturing and further development of the Company's Light Knife products.

        Interest expense was $45,466 and $77,292 for the three months ended September 30, 1997 and 1996, respectively, and $145,354 and $231,956 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in interest expense in 1997 versus 1996 is primarily due to the conversion of $1,000,000 and $470,000 of convertible notes into JMAR common stock in October 1996 and August 1997, respectively.


CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at September 30, 1997 and December 31, 1996 were $2,212,263 and $2,629,286, respectively. The decrease in cash and cash equivalents for the nine months ended September 30, 1997 was $417,023 as compared to a decrease of $284,241 for the nine months ended September 30, 1996. The decrease in cash for the nine months ended September 30, 1997 resulted from cash used in operations of $806,767, capital expenditures of $589,072, payments of short-term debt of $169,280 and increase in notes receivable of $306,500 offset in part by payments received on notes and other receivables of $894,594 and proceeds from the exercise of options and warrants of $667,544. The Company anticipates that its capital expenditures for the fourth quarter of 1997 will be less than the average quarterly expenditures experienced during the nine months ended September 30, 1997. Cash from net income (loss) plus non-cash operating items improved from a provision of cash of $160,802 for the nine months ended September 30, 1996 to a provision of cash of $1,412,339 for the nine months ended September 30, 1997.

        JMAR operations will continue to require the use of working capital. The working capital of PPL is generally funded through its $3,500,000 working capital line (the "Line") with a bank (the "Bank"). The operations of JTC are currently funded through third party contracts. As of September 30, 1997 PPL's availability pursuant to the Line was approximately $3,000,000 of which approximately $1,250,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Concurrent with the closing of the acquisition (the "Acquisition") of Cal ASIC, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned) and loaned an additional $500,000 in 1996, and loaned $842,000 in the nine months ended September 30, 1997, used by Cal ASIC for equipment purchases and working capital purposes. In addition, the Company agreed to loan the two majority shareholders of Cal ASIC up to $250,000, of which $100,000 was loaned in the nine months ended September 30, 1997, secured by the JMAR stock they received in the Acquisition. This loan was repaid subsequent to September 30, 1997. During 1996, the Company entered into a $950,000 lease financing agreement (the "Lease Line") with Leasing Technologies International, Inc., the proceeds of which are used to finance Cal ASIC equipment and software requirements. As of September 30, 1997, approximately $500,000 is available pursuant to the Lease Line. Management believes that the Company has existing resources to adequately fund operations and working capital requirements at least through September 30, 1998 based on the current level of operations and business conditions. However, the working capital needs of Cal ASIC may be greater than that which the Company has currently committed to fund. The Company is currently evaluating alternatives to fund Cal ASIC beyond December 31, 1997, including joint ventures with semiconductor companies and other organizations which could benefit from Cal ASIC's existing semiconductor processing and direct write laser capabilities, sale of all or a portion of its ownership interest in Cal ASIC, and third party direct investment into that operation.

        In addition, the Company may require additional outside financing for some of its emerging products including 1) the continued development of advanced lithography light sources and workstations for the manufacture of new generations of higher performance semiconductor chips; 2) the ultra-precision manufacturing programs featuring the Britelight and Microlight systems that utilize the Company's patented, new short-pulse laser technology for a range of near term advanced manufacturing applications; and 3) the Company's emerging Light Knife series of hand-held lasers designed primarily for medical applications such as needle-less blood sampling but which the Company believes can also be utilized in the dental and ophthalmic markets, as well. In connection with the above financing needs along with financing that may be required for future acquisitions and general working capital, the Company has retained Baytree Associates, Incorporated to arrange financing (the "Offering") for the Company consisting of the private offering, on a "best efforts" basis, of up to 772,059 Units at a price of $13.60 per Unit. Each Unit consists of four shares of common stock and one Warrant to purchase one additional share of common stock at a price of $4.40 per share. As of November 11, 1997, the Company has received subscriptions to purchase 251,838 Units for $3,425,000. The sale of these Units has not been completed and no proceeds from the Offering have been received by the Company. There is no assurance that all or any portion of the Offering will be completed.

        At December 31, 1996, the Company had in excess of $26 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.


"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not related to historical results are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to markets and customers, delays or cancellations in orders, fluctuations in margins, timing of specific orders, customer reorganizations, demand fluctuations, timely development, introduction and acceptance of new products, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, laser blood sampler, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, inability of the Company to timely complete one or more of its alternatives to fund Cal ASIC beyond December 31, 1997, successful integration of acquisitions, other competitive factors, temporary cessation of operations at one or more of its division facilities due to acts of nature such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1996 and in the Company's other filings with the Securities and Exchange Commission.

                              JMAR INDUSTRIES, INC.
                           PART II. OTHER INFORMATION


Item 2. Changes in Securities

(c) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 240 shares of Common Stock to its outside directors as compensation for services as a director in August, 1997. This transaction was exempt under Section 4(2) of the Securities Act of 1933.


Item 6. Reports on Form 8-K

(b)   Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JMAR INDUSTRIES, INC.


November 11, 1997              By: /s/  John S. Martinez
                                   ---------------------------------------------
                                   John S. Martinez, Chief Executive Officer
                                   and Authorized Officer

                               By: /s/  Dennis E. Valentine
                                   ---------------------------------------------
                                   Dennis E. Valentine, Chief Accounting Officer