Form 10-K405
period 1997-12-31
JMAR INDUSTRIES INC
filed 1998-03-31
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-10515


                              JMAR Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                     68-0131180
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3956 Sorrento Valley Blvd., San Diego, CA                    92121
------------------------------------------    ----------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:          (619) 535-1706
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                     Name of each exchange on which
                                                        registered

------------------------------------    ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value; Warrant; Unit to purchase Common Stock and Warrant
--------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the common stock held by non-affiliates of the Registrant as of March 3, 1998 was approximately $51,461,454. The aggregate market value was based on the closing price on March 3, 1998 for the common stock as quoted on the NASDAQ National Market System.

        Number of shares outstanding of common stock: Common Stock, $.01 Par Value - 17,968,504 shares as of March 3, 1998.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        Founded in 1987, San Diego, California based JMAR Industries, Inc. (the "Company" or "JMAR") develops, manufactures and markets precision measurement, process control and manufacturing systems and laser and semiconductor products for the microelectronics and medical industries and is a leading developer of advanced lithography sources for production of higher performance semiconductors. JMAR primarily operates through three divisions located in Southern California:

             PACIFIC PRECISION LABORATORIES ("PPL"), the Company's equipment manufacturing division is located in Chatsworth, California, northwest of Los Angeles where JMAR's core product lines are produced. These currently include:
Measurement and Inspection Systems - non-contact systems to measure and inspect microelectronics (primarily semiconductors and disk drives) parts for both process control and quality assurance purposes; Positioning and Motion Control Systems - to improve the precision of microelectronics manufacturing; and Laser Processing Systems - which perform the highly precise welding and cutting required by the microelectronics industry.

        JMAR TECHNOLOGY CO. ("JTC"), the Company's research and development center in San Diego where JMAR's Emerging Products are developed, including: advanced X-ray and other lithography sources for manufacturing tomorrow's high-performance semiconductors; ultra-precision laser machining systems; a family of high powered handheld all solid state lasers for a variety of medical and dental applications, including blood sampling; and other leading-edge products based on its patented laser technology.

        CALIFORNIA ASIC ("CAL ASIC"), the Company's semiconductor design and production facility located south of Los Angeles in Irvine. Using advanced design tools and established foundry relationships with semiconductor producers, this "fab-less" supplier of semiconductors focuses on the development and delivery of high performance custom microcircuits for a wide range of commercial, medical and military electronics uses.

BUSINESS SUMMARY

        JMAR's business involves the utilization of specialized forms of light energy such as lasers or precision regulated light sources. These business operations fall into two categories: Current Products and Emerging Products.

CURRENT PRODUCTS

        CURRENT PRODUCTS which are manufactured and sold today by JMAR's PPL division, include:

        MEASUREMENT AND INSPECTION EQUIPMENT - MEASUREMENT, INSPECTION AND ALIGNMENT. During 1997, JMAR's non-contact video and laser-based Test and Measurement and Inspection Equipment product line accounted for approximately 66 percent of the Company's revenues. JMAR's measurement and inspection systems are sold primarily to manufacturers of semiconductors and computer disk drives. This line utilizes state-of-the-art machine vision and laser position sensors integrated with programmable optics and lighting control, precision X-Y-Z motion control and other computer controlled functions. Vision, laser and other sensors are used to check changes in variations in geometries. Proprietary algorithms are then written by PPL for edge sensing, height sensing and point taking and fed into mathematical formulas to determine straightness of lines, dimensional data, height measurements, angles and radii of curvature of microscopic devices.

        In late 1995, JMAR introduced its new compact Mirage tabletop, non-contact, high-resolution video/laser measurement system to complement the larger series 3000 and 4000 systems, all of which are targeted towards the microelectronics industry. The Mirage can be used for a variety of applications including incoming and outgoing inspection, off-line process control for equipment, process verification and many laboratory functions. The Mirage has proven to be a large success for the product group, contributing over 12 percent of the Company's sales in 1997. The Company's standard Series 3000 systems incorporate video-based measurement and offer several different sizes of X-Y stages while the larger Series 4000 combines video and laser height probes to provide high accuracy X-Y-Z measurements.

        LASER SYSTEMS. The Company manufactures laser processing systems, precision laser welding centers and laser machining centers. While the Company produces laser welding systems based on current commercially-available laser technology, it is currently focusing its new laser system development programs on the micromachining market, which will make use of the Company's emerging new Britelight(TM) laser technology, expected to become available in 1998.

        Laser Processing Systems. JMAR's laser processing systems utilize state-of-the-art lasers for microelectronics manufacturing and repair. There is a growing need for higher precision instruments to probe, inspect and repair semiconductor assemblies such as Multi-Chip Modules ("MCM"). The Company's optical inspection stations are used to locate open and short circuits while its Laser Processing Stations are designed to meet today's demanding requirements for MCM repair.

        Current system models use either excimer lasers to repair short circuits by removing excess material or Nd: YAG lasers for welding applications. Both lasers are capable of delivering a broad combination of power levels, material removal, spot sizes and energy uniformity.

        Systems which incorporate JMAR's newly patented short pulse solid state laser ("Britelight(TM)") technology are currently in the prototype development phase and are expected to be available in the second half of 1998.

        Laser Machining and Welding Centers. JMAR also produces Laser Machining and Welding Centers for targeted marketplaces in the microelectronics industry. These products include high accuracy small component welding systems which utilize vision controlled alignment and sub-micron position repeatability. The Company also produces processing stations for welding of microelectronic feed-throughs and medical implantables and systems for welding critical computer disk drive components. JMAR's precision micro-positioning and vision processing technologies are incorporated into its Laser Machining and Welding Centers to provide customers with single source, full turnkey manufacturing systems which often include laser beam delivery systems, parts handling and barcode readers.

        Laser Micromachining Centers. As the emerging Britelight(TM) laser technology with high-powered picosecond* pulse capability becomes available for integration with a laser machining center, the Company plans to utilize this new laser source as the heart of its systems. Market research performed by Laser Focus World, a major laser trade magazine, indicates that the market for laser micromachining is in excess of $300 million. This is the target market for the Company's laser processing systems in 1998.




* Laser pulse widths (measured in time) which are shorter than one billionth of a second.

        POSITIONING AND MOTION CONTROL. During 1997, the Positioning and Motion Control product line accounted for approximately 20 percent of the Company's revenues. JMAR manufactures a wide range of precision customized positioning stages and motion control devices for the microelectronics industry, including a standard product line of stages capable of being integrated into customer turnkey systems. These stages which are the fundamental building blocks of many microelectronic manufacturing systems, are often integrated into comprehensive custom products and systems. In addition, the Company provides positioning components and systems for original equipment manufacturers ("OEM") as well as for its own test and measurement equipment and laser processing products.

        CUSTOM PRODUCTS. In addition to its standard products, JMAR's PPL division designs, engineers and manufactures customized systems based on its motion control, measurement and/or laser system capabilities to meet specified requirements of customers. Frequently, the design of a particular custom product may lead to additional sales of that product to the customer.

        CONTRACT RESEARCH AND DEVELOPMENT. The Company performs profitable research and development contract work at JTC for third party customers, including the U.S. government and a large medical equipment company. The goals of these efforts are to develop commercially significant products based on the Company's proprietary laser and advanced optical technology. During 1997 contract R&D contributed approximately 10 percent of JMAR's revenues.

EMERGING PRODUCTS

        JMAR's contract and company-funded R&D programs, collectively, have created a broad world-class technology base that provides the foundation for an array of important new commercial product lines and business areas, which the Company refers to as its "Emerging Products". JMAR's Emerging Products, described in the following sections, include: advanced X-ray and other lithography sources for semiconductor manufacturing, ultra-precision laser machining systems and a family of high powered handheld all solid state lasers for a variety of medical and dental applications, including blood sampling.

        ADVANCED LITHOGRAPHY FOR SEMICONDUCTOR MANUFACTURING. Lithography is one of the most critical steps in the production of semiconductors. It is a photographic process which uses precision light sources to copy intricate computer-generated electronic circuit designs onto the semiconductor chips. A typical lithography system consists of an illumination source integrated into an apparatus known as a "stepper" or an "aligner". The combined system is installed in the semiconductor fabrication line.

        Semiconductors are the engines that drive the technology industry. Whereas the economics of most industries are driven by consumption or deterioration, the economics of the semiconductor industry are driven by continuous innovation because semiconductors rarely wear out. To continue to grow, the semiconductor industry must develop ever more powerful computer chips at a rapid pace. That requires continuing advances in the ability of the industry to produce ever-smaller circuit feature sizes which make it possible to produce higher circuit densities. Advanced lithography systems, employing shorter wavelength illumination sources, are required to make smaller feature sizes. JMAR is one of the leading developers of compact high-intensity short-wavelength X-ray lithography sources.

        The total size of the lithography market is substantial. The semiconductor industry purchases between 1,500 to 2,000 new lithography systems per year at prices ranging from approximately $700,000 to $7 million. As the circuit feature sizes get smaller the prices of the lithography systems increase rapidly.

        In X-ray lithography, the illumination is provided by the X-ray source. JMAR's point source X-ray lithography ("XRL") technology utilizes the Company's patented Britelight(TM) high-power, picosecond-class, diode-pumped solid state laser technology to generate the X-rays required to print microscopic circuits finer than the 0.25 micron (one micron is about one-one hundredth of the thickness of a human hair) feature size of today's state-of-the-art optical lithography processes. As the semiconductor industry moves toward squeezing more and more circuits onto each chip, considerable uncertainty exists as to whether current optical lithography technology will remain either feasible or economically viable. Major issues include the need for new light sources that can deliver the shorter wave lengths required and the availability and cost of appropriate optical materials.

        XRL systems, which generate light wave lengths 200 times shorter than current optical lithography systems, do not require the use of advanced optical materials. Furthermore, extensive process development work at several leading centers around the world have demonstrated the viability of the process using large immobile X-ray sources known as "synchrotrons". The Company believes that most of the industry considers these sources to be overly cumbersome, too expensive and extremely inflexible.

        JMAR's XRL program, aimed at providing an acceptable alternative to the synchrotron, is developing a proprietary compact point source that, when completed, is expected to be economically competitive with and no larger than conventional optical lithography sources. The Company believes that once these much smaller and more cost effective X-ray lithography systems become commercially available, they will be well received. Semiconductor industry sources have made it clear that for the industry to stay on schedule to support future market needs, the upcoming 0.18 micron technology must be available to enter production by 1999, followed by 0.15 micron and 0.13 micron technology on two year intervals thereafter. JMAR believes its X-ray lithography source technology is a leading candidate to fulfill these demanding semiconductor industry requirements. See "Market-Advanced Lithography" below and "Factors That May Affect Future Results".

        In January, 1994, after working on smaller government funded X-ray lithography R&D contracts in prior years, JMAR received a $6.9 million multi-year contract to develop its laser-plasma Picosecond X-ray Source ("PXS") for use in a point source X-ray stepper system. The revenues from this contract constitute 8 percent of the Company's 1997 sales. The contract was issued by the U.S. Army Research Laboratory and is sponsored by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense. Since 1991, the cumulative amount of U.S. government contract funding for JMAR's X-ray lithography point source development program totaled approximately $9,000,000. In December, 1997, the Company was awarded $1.3 million in new funding from DARPA to procure long lead-time items necessary to initiate the construction of an X-ray lithography point source demonstration system in 1998. The award is the first installment of a new, larger contract that JMAR expects to receive in early 1998.

        ULTRA-PRECISION LASER MANUFACTURING SYSTEMS FOR INDUSTRIAL MANUFACTURERS. JMAR's ultra-precision laser manufacturing systems are being developed to manufacture microelectronics products to unprecedented tolerances at high rates. The new proprietary Microlight all-solid state high performance laser systems provide the bases for a wide range of ultra-precision manufacturing operations on a variety of materials, including semiconductors, ceramics, highly conductive materials and thin films. JMAR has demonstrated its prototype Microlight 1000 system to several initial potential customers and is now upgrading the system to perform actual micromachining tasks identified during these initial demonstrations. JMAR expects to introduce its initial Britelight precision manufacturing laser systems into the commercial marketplace during 1998. See "Factors That May Affect Future Results".

        LIGHT KNIFE(TM) PRODUCTS. During 1996, the Company entered into a product development agreement with a major medical equipment company to finalize the configuration and obtain clearance from the U.S. Food and Drug Administration to market its pocket size, solid state Light Knife(TM) laser system (hereinafter, for brevity referred to as "Light Knife") as a bladeless blood sampling device. The final configurations of the devices and the schedule for their introduction into the marketplace will be determined by the Company's medical equipment partner. See "Factors That May Affect Future Results".

        MANUFACTURE OF CUSTOM SEMICONDUCTORS. In May 1996, JMAR acquired approximately 94 percent of the outstanding shares of Cal ASIC in exchange for 1,427,526 shares of JMAR valued at approximately $1,722,000. Cal ASIC is a supplier of low volume application specific integrated circuits ("ASIC's"), an important class of semiconductors. ASIC's are compact logic devices that can process and integrate a series of functions within a single semiconductor chip. They are commonly used to enhance the performance of a broad range of electronic devices, including computers, telephones, fax machines, modems, televisions and medical products.

        In connection with the acquisition, JMAR agreed to loan $1,500,000 to Cal ASIC to upgrade its 1.0 micron CMOS gate array semiconductor fabrication and engineering capabilities. Cal ASIC's semiconductor design and engineering support capabilities were established by the first quarter of 1997 and continued to grow throughout the year. Its proprietary software and state of the art design tools combine to create a design capability that can produce designs with densities up to 250,000 gates in gate array and standard cell technologies.

        In the second half of 1997, the Company conducted an extensive, in-depth evaluation (the "Evaluation") of Cal ASIC's assets and capabilities which revealed a wealth of semiconductor design and foundry management expertise that was not being adequately utilized. Under its original business plan Cal ASIC's markets were to be restricted to only those semiconductor products that could be manufactured in the Company's own facilities. However, actual facility operating experience in the first half of 1997 disclosed that the production throughput capability of Cal ASIC's fabrication facility was far below the representations made by the Sellers at the time of the acquisition in 1996. That formed the basis for both an extensive reorganization of Cal ASIC and a warranty claim which led to the payment of a settlement to JMAR by the former owners of Cal ASIC.

        Pursuant to the reorganization, Mr. Marvin Sepe was elected President of Cal ASIC. Under his direction, Cal ASIC negotiated a series of foundry arrangements with other semiconductor manufacturers that gave it the means for production without the volume constraints posed by reliance on its existing fabrication facilities. Today, in its new role as a "fab-less" supplier of custom semiconductors and a provider of foundry management services for other organizations, Cal ASIC has the ability to address a much broader segment of the semiconductor market and offer a far wider range of high-performance chips without those volume constraints.

        Since its reorganization, Cal ASIC has continued to focus on establishing additional cost-effective manufacturing arrangements with major semiconductor producers. By so doing it has been able to increase its product offerings which allow it to now supply its customers with a much wider selection of higher performance semiconductor products. This increase in capability substantially expands the available market for Cal ASIC services and products to include microchips with feature sizes as small as 0.35 micron. The Company believes that opportunities will also emerge for cooperative developments with other semiconductor producers, including its current wafer fabrication partners.

MARKET

        The Company's technology base has applications in several market areas:

        LASER PROCESSING SYSTEMS. The worldwide market for laser based material processing equipment is generally viewed as being divided into two major application categories. The first category is the cutting or joining of parts having large sections or geometries that are over three feet in length (one meter). In general, manufacturers of high power CO2 and Yag lasers dominate this market. The Company chooses to compete in the second application category which involves the manufacture of systems to handle objects that require a manufacturing travel distance of less than 2 feet in any direction, and which normally have a high value added component. Such applications for the microelectronics industry require small parts handling systems, vision-aided alignment, use of sub-micron positioning and laser pointing. Examples of applications of such systems include spot welding of flexures used in the disk drive industry. Examples of small microelectronic parts that require sub-micron positioning and alignment are the repair of multichip modules (both open circuits and shorts repair) and the repair or process of high density interconnects.

        The selling cycle of the above products is relatively lengthy and ranges between three months and one year. This cycle corresponds with the customers' capital budgets. The normal marketing process starts with a preliminary feasibility study funded by either the Company or by the customer, followed by process qualification, the obtaining of budgetary information, final contract negotiations, manufacturing and delivery.

        MEASUREMENT AND INSPECTION POSITIONING SYSTEMS. In this market, the Company concentrates on providing manufacturing equipment for the electronics industry, medical industry, aerospace and defense industries. The mass storage industry (hard disk drives and tape backup systems), microelectronics and semiconductor segments of such industries constitute the targeted marketing focus of the Company. The Company believes that the total annual sales in the niches within this market in which it currently competes are approximately $100 million.

        The Company provides equipment needed to improve manufacturing process yields in environments where precision sub-micron accuracy and repeatability for parts measurement or inspection are required and contact with the products could result in damage or contamination. The Company uses non-contact technologies such as laser interferometry and laser distant probes. By combining its expertise in non-contact technologies with strong systems integration skills, JMAR believes it is able to provide the solutions required by these targeted market segments. The Company also believes that the trend toward small and more intricate electronic devices will continue to increase the demand for non-contact technologies, parts handling and full integration for a turnkey solution in which it specializes.

        R&D efforts in 1998 are expected to provide new products and systems into the market that the Company believes will answer the needs of key customers in its primary markets. The Company further believes that its R&D efforts will produce new products that are estimated to increase the markets in which its measurement and inspection product line currently competes by about $200 million. See "Factors That May Affect Future Results".

        ULTRA-PRECISION LASER MANUFACTURING SYSTEMS. The Company believes that a large potential market demand exists for high performance systems which manufacture a broad range of ever-smaller microdevices from materials which cannot be machined by currently available fabrication tools. In December 1996 the Company contracted with an established high technology market research firm to evaluate the current and expected markets for its new laser-based micromachining systems including various alternative configurations of its Microlight systems using JMAR's patented Britelight lasers.

        The results of this study directed the Company toward ultra-precision machining of microelectronic components such as multi-chip-modules, ceramic substrates, polyimide layered substrates, silicon wafers and printed circuit boards. The Company expects to commence sales and marketing efforts in 1998 to support its expected release of the Britelight(TM) laser and the upgraded Microlight 1000(TM) manufacturing system for customer demonstrations.

        ADVANCED LITHOGRAPHY. Semiconductor manufacturers purchase lithography tools from established stepper suppliers. The principal suppliers of steppers for high volume semiconductor production are Nikon, Canon, ASML, Silicon Valley Group Lithography (SVGL) and Ultratech Systems.

        The Company understands that Canon and SVGL have X-ray lithography stepper development and prototype programs underway. However, the primary business focus of these companies is on the current multi-billion dollar optical lithography stepper market. On the other hand, Suss Advanced Lithography (SAL), a privately-owned venture headquartered in Vermont, was established several years ago to focus on the X-ray lithography ("XRL") market. According to SAL, as of the end of 1997 a total of 15 X-ray steppers have been sold worldwide for X-ray lithography process development. SAL has informed JMAR that 12 of those steppers were manufactured and sold by SAL. It is the Company's understanding that one of those X-ray steppers was designed to interface with a point source and that the remainder were designed to interface with various synchrotron X-ray source facilities currently being utilized worldwide for X-ray lithography process development.

        JMAR believes that it is currently the leading developer of X-ray lithography "point sources". The Company further believes that point source XRL systems, once their X-ray outputs reach levels adequate for commercially viable chip production rates, will provide the semiconductor industry with a lower cost, much more compact and flexible alternative to synchrotron facilities for X-ray lithography process development and production.

        The Company understands that the semiconductor industry is currently transitioning its highest performance fab lines to the initial production of circuitry having feature sizes as small as 0.25 microns (critical dimension). The Company also understands that, with the exception of SAL, the primary focus of the stepper manufacturers for the next few years will continue to be on the marketing of optical lithography steppers.

        At the present time, the market for point source X-ray lithography systems is believed to be limited to the sale of a few systems per year to support the 0.13 micron process development programs of the major semiconductor manufacturers and government supported research laboratories. That market is expected to expand as the new 0.13 micron technology moves into the pilot plant phase at leading semiconductor manufacturers and then onto full scale production. The selling price for each JMAR point source is expected to be approximately two million dollars. Pursuant to the Technology Roadmap prepared by SIA, the subsequent generation 0.13 micron technology will start moving into its pilot phase as the 0.18 micron processes move into production in 1999.

        The Company believes that, as a result of the X-ray lithography process development conducted during the past decade, or more, by other organizations using synchrotron X-ray sources, XRL is closer to commercial reality for the
0.13 micron generation, and beyond, than any of the other alternatives. In Japan, Mitsubishi has announced plans to manufacture 0.20 micron DRAM devices using X-ray lithography while LG Semicon in Korea recently announced that it "has developed" a 0.13 micron process technology using X-ray lithography. In the U.S., IBM recently announced it will invest $700 million to build an advanced microchip development facility which will have access to IBM's advanced X-ray lithography technology and will be equipped to manufacture the latest generation chips on 12 inch wafers.

        The Company believes that all of the technology advances in XRL process technology throughout the world help bring the market for application of its XRL point source technology closer to reality.

        The principal roadblocks often cited by critics of XRL are the size, cost, complexity and radiation hazards of synchrotron X-ray sources and the lack of availability of a commercially financed e-beam X-ray mask writer and mask supplier. Whereas, the principal roadblocks often cited by critics for the extension of deep UV lithography technology to 0.13 micron feature sizes is the lack of demonstrated optical component technology and the projected higher costs of the new stepper systems.

        The Company's XRL program is focused on the development of the PXS as a commercially-viable X-ray source for low-volume production, process development for synchrotron production systems, and ultimately as an alternative to the synchrotron for high volume production. Unlike synchrotrons, the PXS source is not a hazardous radiation source. Furthermore, commercial PXS source/stepper systems for XRL are expected to cost less and be of comparable, or smaller, size than projected DUV stepper systems for the 0.18 micron generation and beyond. The PXS architecture includes both pulse generating and amplifier lasers based on JMAR's high performance proprietary solid state Britelight(TM) laser technology to produce 30 to 90 watts of the type of X-rays required for optimum lithographic exposures. JMAR is currently expecting the award of a large new DARPA contract to continue the scale-up of its PXS source technology to higher power levels and to initiate integration of this source with an aligner being developed under other DARPA programs to create a complete X-ray lithography workstation no larger than current optical lithography systems.

        LIGHT KNIFE(TM) PRODUCTS. JMAR has a light knife blood sampler product development agreement with a large medical products manufacturer and currently expects its products to be marketed by that customer. That customer has informed JMAR that the current total U.S. market for disposable capillary access devices is approximately $60 million per year. JMAR's Light Knife(TM) blood collection system aims to compete for a portion of that market. JMAR further believes that this market could increase once healthcare practitioners become aware of the convenience and safety advantages of Light Knife(TM) relative to current sharp edged products. JMAR is also pursuing other applications of Light Knife(TM) in fields such as dentistry and ophthalmology.

        SPECIALTY SEMICONDUCTORS. The Cal ASIC specialty semiconductor business is focused on the currently under-served low and mid-volume gate array and standard cell segments of the rapidly expanding $19 billion worldwide market for application specific integrated circuits (ASIC's). Gate arrays and cell based ASIC's, which constitute over 40% of the entire ASIC market are a series of customizable semiconductor building blocks for a variety of critical digital electronic components, such as computers.

        The low and mid-volume gate array and cell based ASIC market is believed to be several hundred million dollars in size and to be growing at a rate of approximately 13% per year. This market demand comes from chip developers who never need more than a few thousand chips of a given design due to the limited number of products they build at one time. This is a viable market for Cal ASIC due to the inability of large semiconductor factories, which are set up for high volume production, to handle short run orders in a cost effective manner. Since large producers cannot serve the market, potential customers must look to smaller suppliers, like Cal ASIC for support. Cal ASIC's flexible design and engineering capabilities coupled with its alliances with various semiconductor foundries give it the ability to provide multiple technologies at any volume.


MANUFACTURING

        The Company believes that alternative suppliers are readily available for most of its critical components that it requires to manufacture its products. During 1997 the Company expanded the internal machine shop capabilities at its PPL manufacturing division to enable it to fabricate many components previously purchased from outside suppliers. Once this expansion is completed, JMAR expects to realize improved costs, quality, and lead times that will significantly improve overall competitiveness in the marketplace. Due to the complex nature of the capital equipment that the Company manufactures, it purchases a substantial amount of "off-the-shelf" components from outside vendors for integration into its final systems. These items include computers, optics, television cameras and motors. The Company has not encountered difficulties procuring these items and does not rely on exclusive sole source suppliers.

        JMAR has installed and integrated at PPL an internal information system which includes a management information system that supports a fully integrated material requirements planning system that is run on an internal local area network. This system which enables the Company to control its material requirements and production planning, as well as all phases of production, was expanded last year to improve the quality assurance program. Those improvements contributed to the Company's receipt of its ISO 9001 certification. Improvements were also made in PPL's communication network to speed responses to its customers.

        Due to the complexity of the equipment that the Company manufactures, delivery times after receipt of an order typically range from 30 to 90 days for standard products and from 90 days to one year for customized and special products.

        During its reorganization in 1997 Cal ASIC was transformed from a small volume semiconductor manufacturer to a "fab-less" supplier of products based on Cal ASIC's existing semiconductor design and engineering capabilities. To do so, it established manufacturing supply arrangements with multiple semiconductor manufacturers for semiconductor wafers, technology, design, and manufacturing support. Accordingly, it no longer utilizes its own wafer fabrication facility, with its attendant costs. Its flexible manufacturing agreements with multiple sources give Cal ASIC the ability to offer a much broader variety of higher performance products than could be economically produced in its own fabrication facilities.

RESEARCH AND DEVELOPMENT

        Company-funded expenditures for research, development and engineering were $1,699,010, $1,304,119, $881,800, $995,520 and $853,828 for the years ended
December 31, 1997, 1996, 1995, 1994 and 1993, respectively. Total expenditures for RD&E including funding provided by third party contracts from the U.S. government and other companies were $3,186,149, $2,441,184, $2,118,550,
$2,292,635 and $1,419,851 for the years ended December 31, 1997, 1996, 1995,
1994 and 1993, respectively.

        JMAR's JTC division is performing R&D contract work based on its advanced solid state laser technology. That work is funded by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense and other customers. Its work for DARPA relates to: (1) X-ray lithography source development, and (2) other advanced military system technology. During the past five years, JTC has been awarded several contracts from the government relating to the development of advanced manufacturing and military system prototypes utilizing the Company's leading edge laser technology base. JMAR's PPL division is responsible for the engineering and manufacturing of commercial products based on these prototypes. Government funding of these dual use technologies, however, is very vulnerable to changes in the political atmosphere. For this reason, the Company is pursuing strategic alliances with commercial microelectronics manufacturers as additional sources of development funding.

        Some of the more significant research and development projects the Company has worked on in 1997 include (i) the engineering development of a new generation of disk drive inspection systems; (ii) the development of new software for the Company's test and measurement systems; (iii) continued development of its high performance Britelight(TM) laser system and the Microlight 1000 demonstration center; (iv) continued development of advanced lithography for semiconductor manufacturing; and (v) further development of the Company's Light Knife(TM) products.

DISTRIBUTION

        JMAR sells its products on a worldwide basis. It uses a combination of direct regional sales personnel and sales representatives to market its products in the United States. Foreign sales are handled through independent distributors and representatives. In 1998, PPL plans to increase its foreign sales channels in both Europe and Asia to improve market share of its existing products and make additional sales channels available for JMAR's emerging Britelight products.

        The distributors normally purchase equipment for their own account and resell it to the end user in compliance with local law and customs. They are normally appointed as exclusive distributors or representatives for either a geographic area or a targeted product line and are responsible for service support, training and installation to local customers.

        In 1998, PPL plans to increase its service network to include additional direct personnel to meet the demands of its customers. The Company believes this will not only improve customer satisfaction but also increase revenues for both service and maintenance issues as well as generate new sales.

COMPETITION

        JMAR believes that it is recognized as a leader in precision motion control X-Y staging, components and systems. There are three major domestic competitors. These competitors carry a much broader line, have much larger distribution channels, and have a large stock of off-the-shelf inventory. In addition, there are approximately five smaller competitors specializing in narrower niches. Rather than compete in the generalized motion control and positioning product marketplace, the Company has established itself as an integrater of X-Y positioning and motion control systems and platforms for several substantial OEM customers. However, the Company has indications that the market for its precision X-Y stages may be larger than originally estimated. Market research is being performed in 1998 to identify additional market niches and OEM customers that could allow the Company to increase market share.

        The Company has also recently expanded its internal machine shop capabilities to improve its competitiveness in price, quality and delivery time. JMAR believes this expansion will significantly improve its position in the market place and should result in increased sales in 1998 and beyond.

        The Company believes that it is recognized as a leader in measurement and inspection systems utilizing vision and laser based depth probes. There are approximately five domestic and three foreign competitors within JMAR's marketplace. The majority of the competition supplies standard off-the-shelf measurement and inspection systems for the microelectronics industry including the mass storage industry. JMAR's strengths against its competition are its ability to integrate its positioning and motion control products with its standard measurement and inspection systems to provide turnkey system solutions for manufacturing, process control and quality control requirements. The Company's vision and laser-based systems are targeted for high-end applications requiring high resolution, sub-micron edge detection, positioning and measurement accuracy. This enables the Company to set itself apart from the mainline competition which chooses to compete in the lower resolution marketplace.

        The Company believes that it has established itself as the leading developer of laser-plasma X-ray lithography point source systems. Although other X-ray point source technologies are under development, the Company also believes that upon achievement of commercially viable outputs laser-plasma point sources of the type under development at JMAR may have the best long-term potential for meeting commercial X-ray lithography requirements. The Company believes that its diode pumped solid state laser-driven Picosecond X-ray Source (PXS), when fitted with X-ray collimator devices developed by other DARPA contractors, will be capable of generating X-rays of sufficient intensity to demonstrate sub-quarter micron feature sizes at commercially-viable manufacturing rates. JMAR's PXS system has a significant competitive advantage over alternative technologies because of certain unique technical features which the Company believes will allow it to be readily integrated into semiconductor fabrication processes.

        In the area of specialty semiconductors, the Company's Cal ASIC division faces competition from a small number of gate array and standard cell microcircuit producers willing to serve the low volume markets that Cal ASIC targets. While not limited in the volume it can supply, Cal ASIC chooses to target lower volume customers who are not served by the major producers. Currently, customers needing only small volumes of custom microcircuits have few choices. They must either use expensive field programmable gate arrays, or pay high costs to a major producer for limited production, or develop their application using discrete components. Using high performance software tools, proprietary design routines, and flexible foundry and production arrangements, Cal ASIC provides a cost effective solution to these low volume customers. Cal ASIC is a "fab-less" producer of semiconductors. By foregoing the high costs of owning and operating its own wafer fabrication facility and aligning itself with state of the art semiconductor manufacturers, Cal ASIC has the ability to offer high performance sub-micron semiconductor products to a wide range of applications, without the overhead burden of its own manufacturing facility.

        Three main competitors, all located in the western part of the U.S. exist in the niche that Cal ASIC serves. All three competitors offer sub-micron technologies and possess their own wafer fabrication facilities. The Company believes this locks the competitor into the process, performance, and cost structure of the fabrication facilities it owns. As a result of its recent reorganization, Cal ASIC does not have this constraint. Using its multiple foundry arrangements, Cal ASIC can target its customer into the technology and cost structure that best serves the customer need.

PATENTS AND PROPRIETARY TECHNOLOGY

        JMAR owns a substantial body of proprietary software used in the operation of its systems and believes that this software provides it with a unique competitive advantage compared with its competitors in the laser systems and measurement systems business. JMAR's advanced laser expertise base has produced a considerable body of patentable technology during the past several years. For instance, JMAR was issued patents for a "Laser Plasma X-ray Source" on February 2, 1992 and for a "Low Cost, High Brightness Solid State Laser" on July 18, 1995, and for a "Pico Second Laser" on September 3, 1997. These latter two patents cover its PXS and Britelight(TM) solid state laser technologies.

        The Company holds numerous other patents relating to lasers, their applications and associated systems and one non-laser patent. The Company's policy is to apply for a patent on each of its significant inventions not only to preserve its proprietary rights but also to protect against reverse engineering by others and to avoid being "locked out" of the use of its own technology by other patents. The Company does not place its principal reliance on patent protection; rather, it seeks to maintain a competitive advantage through an aggressive R&D program, protection of non-patented proprietary data, maintenance of its advanced laser-optics expertise, superior product performance and active marketing of its products. However, it is recognized that lasers and X-ray lithography are the subject of very substantial R&D activity by many very competent companies and that other approaches may be developed and patented, making the field very competitive.

        As is the case with its competitors in the laser market, the Company's use of its laser technology is subject to the basic laser patents owned and licensed by the Patlex Corporation ("Patlex"). Patlex holds title to several of the basic laser and laser application patents originally owned by Gordon Gould. Its position with respect to these patents has been confirmed by the courts within recent years. The lasers sold by the Company are currently subject to royalties under Patlex U.S. Patent No. 4,704,583. In as much as most laser companies have signed royalty agreements with Patlex since that time the existence of these patents appears to have little impact on the relative positions of the companies in this market.

DEVELOPMENT AND PRODUCTION STRATEGY FOR X-RAY LITHOGRAPHY

        JMAR's X-ray lithography source development strategy is based on developing a modular X-ray source system which can be readily integrated with any X-ray stepper, such as the current development-stage X-ray steppers from Silicon Valley Group Lithography (SVGL), Canon, and Suss Advanced Lithography
(SAL). JMAR's commercialization plan for its X-ray source technology is based on:

        1) JTC's understanding of the market requirements for advanced lithography; its X-ray source technology; and its experience with prototype design and interface integration requirements of available steppers,

        2) Its PPL division's capability in engineering, product manufacturing, assembly, test, and integration of precision manufacturing equipment for the microelectronics industry, and

        3) The use of established industrial sources to supply and service the principal components of the PXS systems (combined in a unique, patented manner).

CUSTOMERS

        For fiscal years 1997, 1996 and 1995, the United States Government accounted for approximately 10%, 9% and 15%, respectively, of total sales. Foreign sales accounted for 42%, 21% and 15% of the Company's revenues in 1997, 1996 and 1995, respectively. In 1997, IBM accounted for 38.6% of JMAR's revenues. In 1996, three customers each accounted for in excess of 10% of JMAR's revenues: IBM (29.5%), Medtronic (12.1%) and Therma-Wave (10.7%). In 1995, four customers each accounted for in excess of 10% of JMAR's revenues: Therma-Wave (16.4%), IBM (15.8%), Seagate Technology (11.3%) and Magnecomp (11.0%).

EMPLOYEES

        Currently, the Company has approximately 115 full-time employees. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INDUSTRY SEGMENT INFORMATION

        Prior to the sale of its Surgilase, Inc. medical equipment business in December, 1994, the Company operated in two industry segments for financial reporting purposes as follows: the Medical Equipment Group and the Manufacturing Equipment Group. Financial information relating to the Company's export sales for the three years ended December 31, 1997 is incorporated by reference from
Note 14 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

        The Company has a total of approximately 44,000 square feet of laboratory, office, manufacturing and storage space under lease, including 9,280 square feet located in the Torrey Pines Business Park in the Sorrento Valley region of San Diego, 15 miles north of San Diego International Airport. The Sorrento Valley space is used for JTC's technology development activities, including X-ray lithography and government contract businesses and for the Company's corporate headquarters. That lease, which expires in February, 1999, is at a current monthly rental of $7,610.

        In 1996 PPL added approximately 3,500 square feet of industrial space to its existing 25,000 square feet. The new space was required to expand the internal machining capability and to consolidate large inventory and storage requirements. This enabled the main manufacturing plant of approximately 25,000 square feet to increase its production capability. In addition, the Company maintains a sales office in San Jose, California. PPL's manufacturing, office and storage facilities are located 25 miles north of Los Angeles International Airport and have a monthly rental of $16,173.

        In addition, the Company leases 6,596 square feet of office and storage space south of Los Angeles in Irvine, California for Cal ASIC at a monthly rental of $4,500 which expires in April, 1998.

        The Company believes that its physical properties are adequate for its current needs.


ITEM 3.  LEGAL PROCEEDING

                                      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

        The Company's common stock and warrants are traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NASDAQ-NMS") under the symbols JMAR and JMARW, respectively. The 1997 and 1996 high and low transaction prices for the common stock as reported by NASDAQ-NMS are set forth in the following table.


                               COMMON STOCK PRICE

                                                                      HIGH         LOW
                                                                     --------    --------
1996
    First Quarter..............................................      1 15/32       15/16
    Second Quarter.............................................      4  9/16     1   1/8
    Third Quarter..............................................      3   5/8     1 15/16
    Fourth Quarter.............................................      3  1/16     2  3/32
1997
    First Quarter..............................................      2 29/32     2  3/16
    Second Quarter.............................................      3 23/32     1 15/16
    Third Quarter..............................................      4 19/32     3  1/16
    Fourth Quarter.............................................      4 31/32     2  -1/2

     There were approximately 5,982 holders of JMAR's common stock and 477 holders of JMAR's publicly traded warrants as of March 3, 1998.

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

     In November, 1997, the Company sold units (the "Units") consisting of 1,000,000 shares of Common Stock and warrants exercisable for 250,000 shares of Common Stock at an exercise price of $4.40 per share, for an aggregate of $3,400,000 in offering proceeds, of which $168,061 in commissions and placement fees was paid. The Units were issued to accredited investors in a transaction which was exempt under Regulation D of the Securities Act of 1933.

     Pursuant to the Director Compensation Program adopted by the Company in August, 1997, the Company issued a total of 216 shares of Common Stock in October, 1997 and a total of 296 shares of Common Stock in December, 1997 to its outside directors as compensation for services as a director. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

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

        The amounts for 1994 and 1993 have been adjusted from that previously reported to reflect the operations of Surgilase as discontinued operations as a result of its sale on December 9, 1994 but continue to contain the results of several other business activities which the Company also terminated in 1994. The financial data for 1996 includes the operations of Cal ASIC since May, 1996. The financial data for 1993 includes the operations of PPL since October, 1993. The balance sheet information includes the accounts of Surgilase at December 31, 1993, the accounts of Benchmark at December 31, 1994 and 1993, the accounts of PPL at December 31, 1997, 1996, 1995, 1994 and 1993 and the accounts of Cal ASIC at December 31, 1997 and 1996. The financial data below includes the operations of Texcel through December 31, 1993.

                                         CONSOLIDATED STATEMENTS OF OPERATIONS DATA
=======================================================================================================================
                                         1993              1994                1995            1996           1997
                                         ----              ----                ----            ----            ----
Operating revenues ...............  (1)$9,148,925      (1)$10,821,025      $ 12,210,490    $ 16,331,090    $ 21,461,627
Revenues excluding terminated
  operations .....................   (2)3,620,925        (2)7,782,025        12,210,490      16,331,090      21,461,627
Gross profit .....................      2,233,515           4,034,613         4,879,420       6,692,136       8,830,316
Operating expenses excluding
  restructuring charges ..........      5,814,072           5,439,430         4,694,233       6,188,169       7,303,374
Restructuring charges ............      5,112,000            (458,309)               --              --              --
Income (loss) from operations ....     (8,692,557)           (946,508)          185,187         503,967       1,526,942
Interest expense .................       (900,482)           (570,094)         (321,162)       (288,372)       (181,562)
Interest and other income
  (expense), net .................        245,271             390,594           212,240         388,974         104,905
Income (loss) from continuing
 operations before income taxes ..  (3)(9,347,768)      (3)(1,126,008)           76,265         604,569       1,450,285
Income tax benefit ...............             --                  --                --         175,000         345,000
Income (loss) from continuing
 operations ......................     (9,347,768)         (1,126,008)           76,265         779,569       1,795,285
Discontinued operations:
    Loss from operations of
      discontinued operations ....     (3,627,869)         (2,999,242)               --              --              --
    Loss on disposal of
      discontinued  operations ...             --            (540,404)               --              --              --
Net income (loss) ................    (12,975,637)         (4,665,654)           76,265         779,569       1,795,285
Basic per share data:
    Income (loss) per common
     share  from continuing
     operations ..................          (1.57)               (.11)              .01             .05             .11
    Loss from discontinued
     operations ..................           (.61)               (.33)               --              --              --
    Net income (loss) per share ..          (2.18)               (.44)              .01             .05             .11
Basic shares used in
  calculation of net income (loss)
  per share ......................      5,958,413          10,596,661        13,525,886      15,582,579      17,065,860
=======================================================================================================================

                    CONSOLIDATED BALANCE SHEET DATA - DECEMBER 31,
===========================================================================================
                           1993          1994          1995         1996           1997
                           ----          ----          ----         ----           ----
Working capital ....   $ 1,423,318   $ 4,007,846   $ 4,655,087   $ 5,743,747   $ 9,634,527

Total assets .......    19,137,447     9,107,968     9,248,995    15,395,518    17,268,878

Short-term debt ....     4,928,447       914,590     1,526,929     2,317,861       922,246

Long-term debt .....     3,189,664     2,165,417     1,536,273       667,310       907,235

Stockholders' equity     3,709,032     3,849,822     5,085,202     9,368,905    12,488,212
===========================================================================================

(1) Excludes revenue from the discontinued Surgilase operations of $5,277,406 and $6,776,603 for 1994 and 1993, respectively.

(2)     Excludes revenue from Terminated Operations (See page 19).

(3)     Includes losses from Terminated Operations (See page 19).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            The Company's product lines are subdivided into two categories:
Current Products and Emerging Products. Current Products are those currently produced and sold whereas the Emerging Product lines are developing businesses some of which are supported by third party customer R&D contracts.

            Pursuant to its restructuring in 1994, the Company sold several operations and assets (the "Terminated Operations") which, in accordance with generally accepted accounting principles, were not classified as "discontinued operations". Therefore, the revenues and results of operations from the Terminated Operations are required to be included in the Operating Revenues reported in the statements of operations for prior years. To enable the comparison of the revenues generated by those assets which remained after the disposition of the Terminated Operations with the revenues generated by such assets prior to the disposition of the Terminated Operations, however, the second line of the Consolidated Statements of Operations Data on the previous page reflects the revenues of the Company excluding the revenues from the Terminated Operations.

RESULTS OF CONSOLIDATED OPERATIONS

            Net income for 1997, 1996 and 1995 was $1,795,285, $779,569 and
$76,265, respectively, while operating income for those same periods was $1,526,942, $503,967 and $185,187, respectively. Included in the operating income for 1997 is a net non-recurring gain of $589,969 (see below).

            Revenues for each of the fiscal years ended December 31, 1997, 1996 and 1995 were $21,461,627, $16,331,090 and $12,210,490, respectively
(approximately 33% compounded annual growth rate for the three year period 1995 to 1997 compared with a compounded annual growth rate in excess of 56% for revenues excluding Terminated Operations for the five year period 1993 to 1997). The increase in revenues for the year ended December 31, 1997 over the year ended December 31, 1996 is primarily attributable to the heightened and growing demand for the Company's core disk drive inspection and measurement systems. Management believes this growth to be the result of ongoing expansion of the global market for high-performance hard disk drives, particularly those incorporating advanced magneto-resistive (MR) head technology. Demand for the Company's Mirage family of tabletop test and measurement systems increased as the microelectronics industry, including makers of ion beam manufacturing equipment, discovered new ways to utilize JMAR's products to improve their manufacturing yields. In addition, the revenues generated by the Company's DARPA-funded X-ray lithography source development program increased approximately 40 percent over the prior year. These increases were offset in part by the inclusion in 1996 of revenues related to the Company's laser hermetic sealing systems. Inventories have increased from $3,855,312 at December 31, 1996 to $4,685,883 at December 31, 1997 primarily due to increases in sub-assemblies and raw material related to the Company's increased revenues. The revenue increase for the year ended December 31, 1996 over the year ended December 31, 1995 of $4,120,600 was primarily attributable to the overall increased volume of orders for Disk Drive Head Inspection Workstations and new products, primarily the Mirage tabletop video measurement system. Due to, among other factors, a current oversupply in the high-end disk drive industry and the economic turmoil in Asia, revenues in the first quarter of 1998 will be less than revenues in the fourth quarter of 1997, however, the Company anticipates that orders and revenues will increase in the second and third quarters. In addition, certain of the Company's revenues are from a limited number of customers. As a result, the timing of receipt and shipment of orders for those customers could have a material impact on quarterly results.

            Gross margins for the fiscal years ended December 31, 1997, 1996 and 1995 were 41.1%, 41% and 40%, respectively. The increase in gross profit margins for the fiscal year ended December 31, 1996 versus the fiscal year ended December 31, 1995 is primarily due to greater efficiencies in the manufacturing process resulting from higher sales and production volume and the elimination of a low margin product at PPL. The Company continues to experience competitive pressures on certain products, which may impact gross margins in the future.

            Selling, general and administrative ("SG&A") expenses for the fiscal years ended December 31, 1997, 1996 and 1995, were $6,194,333, $4,884,050 and
$3,812,433, respectively. The increase in SG&A expenses in 1997 of $1,310,283 is due to (i) higher sales and marketing costs related to the Company's increased sales volume; and (ii) higher payroll costs. The increase in SG&A expenses in 1996 as compared to 1995 was due to (i) SG&A expenses of $448,040 related to Cal ASIC in 1996 compared to none in 1995; (ii) increased depreciation with respect to the larger quantity of demonstration equipment, primarily related to the Mirage, required to support expanded marketing efforts; (iii) higher customer service costs that resulted from expansion of the customers service staff to support increased sales volume experienced in 1996; and (iv) higher payroll costs.

            The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales" expenses totaled $1,487,139, $1,137,065 and $1,236,750 for the fiscal years ended December 31, 1997, 1996 and 1995, respectively. The increase in Customer-Funded RD&E for 1997 is primarily due to the delay in receipt of additional contract funding from the U.S. government in 1996 which was funded in 1997. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $1,699,010, $1,304,119 and $881,800, respectively. Hence, total RD&E expenses for those three years were $3,186,149, $2,441,184 and $2,118,550, respectively. Capitalized software costs of $444,355 and $222,010 for the years ended December 31, 1997 and 1996 are not included in the above amounts. The increase in RD&E is primarily related to the engineering development of a new generation of disk drive inspection systems, the development of new software for the Company's test and measurement systems, continued development of the Britelight laser system and the Microlight 1000 demonstration center, continued development of advanced lithography for semiconductor manufacturing and further development of the Company's Light Knife products.

            The non-recurring item for 1997 includes a gain of approximately $2,839,000 from the settlement of certain claims against the former principal shareholders of Cal ASIC offset in part by the writedown of certain assets primarily related to Cal ASIC in the amount of $1,594,000 and costs incurred related to the assets written down as a result of the reorganization of Cal ASIC in the amount of $655,031 resulting in a net gain of $589,969.

            Interest expense for the fiscal years ended December 31, 1997, 1996 and 1995, was $181,562, $288,372 and $321,162, respectively. The decrease in interest expense in 1997 versus 1996 is primarily due to the conversion of $1,000,000 and $470,000 of convertible notes into JMAR common stock in October, 1996 and August, 1997, respectively. The decrease in interest expense in 1996 versus 1995 is due to the conversion of $1,000,000 of convertible notes into JMAR common stock in October 1996. Included in interest expense for fiscal years 1997, 1996 and 1995 are loan fees totaling $10,369, $30,780 and $51, 525, respectively.

            Interest and other income (expense) for 1996 includes a gain of approximately $405,700 related to the settlement with Atlantic American Holding Company Limited ("Atlantic") and early redemption of the preferred stock of Atlantic that the Company held and includes a non-recurring charge of $80,000 recorded in the first quarter relating to an investment disposed of in a prior year.

            Included in the Statement of Income in 1997 and 1996 is a tax benefit of $345,000 and $175,000, respectively, related to the utilization by the Company of a portion of its net operating loss carryforward.

            The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose significant operational problems for the Company's computer systems.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

            Cash and cash equivalents at December 31, 1997 and December 31, 1996 were $3,644,117 and $2,629,286, respectively. The increase (decrease) in cash and cash equivalents for the fiscal years ended December 31, 1997, 1996 and 1995 was $1,014,831, $791,639 and $(107,731), respectively. The increase in cash for 1997 resulted from proceeds from the issuance of common stock of $3,215,253, payments received on notes receivables of $897,857, proceeds from the exercise of options and warrants of $668,355 and net borrowings of notes payable of $273,222 offset in part by cash used in operations of $1,951,488, payment of short-term debt of $969,281, capital expenditures of $763,697, increase in notes and other receivables of $307,939 and patent costs of $47,451. The cash used in operations was primarily used to finance accounts receivable and inventory purchases offset in part by an increase in accounts payable and accrued liabilities. Accounts receivable increased primarily due to an increase in revenues for the twelve months ended December 31, 1997. Accounts payable and accrued liabilities increased primarily due to an increase in inventory purchases to support planned production increases. Cash from net income plus non-cash operating items for the year ended December 31, 1997 was $1,518,033.

            The increase in cash for 1996 resulted from payments received on notes receivable of $1,004,502, borrowings from notes payable of $706,921, proceeds from the exercise of warrants of $649,168 and proceeds from the issuance of common stock of $156,000 offset in part by capital expenditures of $941,597, cash used in operations of $413,687, increase in notes and other receivables of $187,722, acquisition costs of $86,393 and patent costs of $12,905.

            JMAR operations will continue to require the use of working capital. The working capital of PPL is generally funded through its $3,500,000 working capital line (the "Line") with a bank (the "Bank"). The operations of JTC are currently funded through third party contracts. As of December 31, 1997, PPL's availability pursuant to the Line was approximately $3,025,000 of which approximately $475,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. In addition, in December, 1997, the Company borrowed $500,000 from the Bank to be used for capital equipment and other costs associated with the Company's expansion of its internal machine shop capabilities at PPL and other equipment to be purchased by PPL. Management believes that the Company has existing resources to adequately fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

            At December 31, 1997, the Company had in excess of $25 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

            Certain statements contained in this Form 10-K which are not related to historical results are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to markets and customers, delays or cancellations in orders, fluctuations in margins, timing of specific orders, customer reorganizations, demand fluctuations, timely development, introduction and acceptance of new products, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, laser blood sampler, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to acts of nature such as floods, earthquakes and fires.

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

            In addition, portions of the Company's manufacturing operations are sometimes dependent on the ability of a targeted base of suppliers to provide core technology, sub-assemblies and common manufactured parts in time to meet critical distribution and manufacturing schedules. From time-to-time the Company could experience constrained supply of certain component parts due to a variety of reasons, including strong demand in those product lines as well as strong demand in the industry. Such constraints could adversely affect JMAR's operating results until alternate sourcing is developed.

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

            The ultimate commercial success of the Company's pocket size laser blood samplers will depend on a number of factors including technical performance, cost to produce, desire of the Company's customer to introduce the product into the commercial market, the ability to obtain FDA approval to market the products and the ability of the Company's customer to ultimately generate adequate sales volume.

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

            Although JMAR has demonstrated initial versions of its Britelight lasers and its Microlight 1000, it has not yet introduced either product into the commercial marketplace. Along with some of the risks discussed in the preceding paragraph, the size of the potential market for the product is not yet known.

            The Company denominates its foreign sales in U.S. dollars and the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with its competitors. Foreign currency fluctuations, however, could make the Company's products less affordable and thus reduce the demand for such products. The Company attempts to mitigate credit risk relative to sales to foreign customers through its policy of generally requiring letters of credit.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements prepared in accordance with Regulation S-X are set forth beginning on page 26 hereof.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants................................................  25

Consolidated Balance Sheets as of December 31, 1997 and 1996............................  26

Consolidated Statements of Income for the Years Ended December 31, 1997,
1996 and 1995...........................................................................  27

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
1997, 1996 and 1995.....................................................................  28

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
1996 and 1995...........................................................................  29

Notes to Consolidated Financial Statements..............................................  30

                         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To JMAR Industries, Inc.:

        We have audited the accompanying consolidated balance sheets of JMAR Industries, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMAR Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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



                                             /s/ Arthur Andersen LLP
                                             -----------------------------------
                                             ARTHUR ANDERSEN LLP

San Diego, California
March 27, 1998

                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                       ASSETS                                                   December 31,
                                       ------                                                   ------------
                                                                                             1997           1996
                                                                                         ------------    ------------
Current Assets:
     Cash and cash equivalents .......................................................   $  3,644,117    $  2,629,286
     Accounts receivable, net ........................................................      4,308,777       2,994,762
     Notes and other receivable ......................................................        111,285         902,005
     Inventories .....................................................................      4,685,883       3,855,312
     Prepaid expenses and other ......................................................        757,896         721,685
                                                                                         ------------    ------------
          Total current assets .......................................................     13,507,958      11,103,050
Receivable from officer ..............................................................         78,378          73,824
Property and equipment, net ..........................................................      2,500,404       2,704,460
Other assets, net ....................................................................        794,073         402,294
Goodwill, net ........................................................................        388,065       1,111,890
                                                                                         ------------    ------------

         TOTAL ASSETS ................................................................   $ 17,268,878    $ 15,395,518
                                                                                         ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ................................................................   $  1,175,717    $    914,272
     Accrued liabilities .............................................................        540,933         535,885
     Accrued payroll and related costs ...............................................      1,228,853         849,072
     Customer deposits ...............................................................          5,682         742,213
     Convertible notes payable .......................................................         20,000         589,631
     Notes payable and capital lease obligations .....................................        902,246       1,728,230
                                                                                         ------------    ------------
          Total current liabilities ..................................................      3,873,431       5,359,303
                                                                                         ------------    ------------
Notes payable and capital lease obligations, net of current portion ..................        907,235         667,310
                                                                                         ------------    ------------
Commitments and contingencies (Notes 7 and 9) Stockholders' equity :
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and
         outstanding as of December 31, 1997 and December 31, 1996 ...................             --              --
     Common stock, $.01 par value; 40,000,000 shares authorized;
       Issued and outstanding 17,890,952 shares as of December 31, 1997 and 16,760,269
       shares as of December 31, 1996 ................................................        178,910         167,603
     Additional paid-in capital ......................................................     36,587,674      35,274,959
     Accumulated deficit .............................................................    (24,278,372)    (26,073,657)
                                                                                         ------------    ------------
          Total stockholders' equity .................................................     12,488,212       9,368,905
                                                                                         ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 17,268,878    $ 15,395,518
                                                                                         ============    ============

  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                              JMAR INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                              Year ended December 31,
                                                                                              -----------------------
                                                                                   1997            1996            1995
                                                                               ------------    ------------    ------------
Product sales ..............................................................   $ 19,228,621    $ 14,585,585    $ 10,351,949
Contract sales .............................................................      2,233,006       1,745,505       1,858,541
                                                                               ------------    ------------    ------------
          Total revenues ...................................................     21,461,627      16,331,090      12,210,490
Product costs of sales .....................................................     11,144,172       8,501,889       6,094,320
Contract costs of sales ....................................................      1,487,139       1,137,065       1,236,750
                                                                               ------------    ------------    ------------
          Gross profit .....................................................      8,830,316       6,692,136       4,879,420
                                                                               ------------    ------------    ------------
Operating Expenses:
     Selling, general and administrative ...................................      6,194,333       4,884,050       3,812,433
     Research, development and engineering .................................      1,699,010       1,304,119         881,800
     Non-recurring items ...................................................       (589,969)             --              --
                                                                               ------------    ------------    ------------
          Total operating expenses .........................................      7,303,374       6,188,169       4,694,233
                                                                               ------------    ------------    ------------
Income from operations .....................................................      1,526,942         503,967         185,187
Interest and other income (expense), net ...................................        104,905         388,974         212,240
Interest expense ...........................................................       (181,562)       (288,372)       (321,162)
                                                                               ------------    ------------    ------------
Income before income taxes .................................................      1,450,285         604,569          76,265
Income tax benefit .........................................................        345,000         175,000              --
                                                                               ------------    ------------    ------------
Net income .................................................................   $  1,795,285    $    779,569    $     76,265
                                                                               ============    ============    ============
Net income per share:
     Basic .................................................................   $        .11    $        .05    $        .01
                                                                               ============    ============    ============
     Diluted ...............................................................   $        .10    $        .05    $        .01
                                                                               ============    ============    ============
Weighted average shares outstanding:
     Basic .................................................................     17,065,860      15,582,579      13,525,886
                                                                               ============    ============    ============
     Diluted ...............................................................     18,601,119      16,755,753      14,133,258
                                                                               ============    ============    ============


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              JMAR INDUSTRIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                              Additional                       Total
                                         Common Stock        Preferred Stock  Paid-in      Accumulated     Stockholders'
                                    Shares          Amount    Shares Amount   Capital         Deficit         Equity
                                 ------------    ------------    --- ---   ------------    ------------    ------------
Balance, December 31, 1994 ...     12,242,433    $    122,424     --  $-   $ 30,656,889    $(26,929,491)   $  3,849,822
Debt converted to equity .....        700,000           7,000     --  --        443,002              --         450,002
Issuance of common stock .....      1,278,152          12,782     --  --        688,075              --         700,857
Stock issued upon litigation
  settlement .................          8,000              80     --  --          8,176              --           8,256
Net income ...................             --              --     --  --             --          76,265          76,265
                                 ------------    ------------    --- ---   ------------    ------------    ------------
Balance, December 31, 1995 ...     14,228,585         142,286     --  --     31,796,142     (26,853,226)      5,085,202
Issuance of stock related to
   acquisition of Cal ASIC ...      1,427,526          14,275     --  --      1,707,270              --       1,721,545
Debt converted to equity .....        440,000           4,400     --  --        973,021              --         977,421
Stock issued upon exercise of
    warrants .................        474,158           4,742     --  --        644,426              --         649,168
Issuance of common stock .....        190,000           1,900     --  --        154,100              --         156,000
Net income ...................             --              --     --  --             --         779,569         779,569
                                 ------------    ------------    --- ---   ------------    ------------    ------------
Balance, December 31, 1996 ...     16,760,269         167,603     --  --     35,274,959     (26,073,657)      9,368,905
Stock issued upon exercise of
   warrants and options ......        681,618           6,816     --  --        661,539              --         668,355
Debt converted to equity .....        156,634           1,566     --  --        467,622              --         469,188
Issuance of common stock .....      1,008,252          10,083     --  --      3,219,472              --       3,229,555
Retirement of common stock
related to acquisition of Cal
   ASIC ......................       (715,821)         (7,158)    --  --     (3,035,918)             --      (3,043,076)
Net income ...................             --              --     --  --             --       1,795,285       1,795,285
                                 ------------    ------------    --- ---   ------------    ------------    ------------
Balance, December 31, 1997 ...     17,890,952    $    178,910     --  $-   $ 36,587,674    $(24,278,372)   $ 12,488,212
                                 ============    ============    === ===   ============    ============    ============



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                      Year ended December 31,
                                                                                      -----------------------
                                                                                1997          1996           1995
                                                                            -----------    -----------    -----------
Cash flows from operating activities:
     Net income .........................................................   $ 1,795,285    $   779,569    $    76,265
     Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization ..................................       700,644        668,172        565,750
         Services received in exchange for
            common stock or warrants ....................................         9,864             --         21,056
         Non-recurring net gain .........................................      (589,969)            --             --
     Change in assets and liabilities net of effects from acquisition and non-recurring items:
          Increase in:
          Accounts receivable, net ......................................    (1,434,015)    (1,252,278)      (589,073)
          Inventories ...................................................      (830,571)    (1,307,937)      (464,635)
          Prepaid expenses and other ....................................      (556,109)      (654,320)       (31,760)
          Other assets ..................................................      (699,349)      (132,172)      (108,350)
          Increase (decrease) in:
          Customer deposits .............................................      (724,325)       736,950       (253,152)
          Accounts payable and accrued liabilities ......................       377,057        748,329       (841,220)
                                                                            -----------    -----------    -----------
     Net cash used in operating activities ..............................    (1,951,488)      (413,687)    (1,625,119)
                                                                            -----------    -----------    -----------
Cash flows from investing activities:
     Patent costs .......................................................       (47,451)       (12,905)       (16,675)
     Capital expenditures ...............................................      (763,697)      (941,597)      (251,502)
     Increase in notes and other receivables ............................      (307,939)      (187,722)        (7,147)
     Payments received on notes receivable ..............................       897,857      1,004,502      1,339,661
     Proceeds from sale of assets .......................................            --             --         12,498
     Acquisition costs, net of cash acquired ............................            --        (86,393)            --
                                                                            -----------    -----------    -----------
          Net cash provided by (used in) investing activities ...........      (221,230)      (224,115)     1,076,835
                                                                            -----------    -----------    -----------
Cash flows from financing activities:
     Net borrowings (payments) under short-term debt agreements .........      (969,281)       (82,648)       734,866
     Net borrowings (payments)  of notes payable ........................       273,222        706,921       (313,860)
     Net proceeds from the issuance of common stock .....................     3,215,253        156,000         19,547
     Net proceeds from the exercise of options and  warrants ............       668,355        649,168             --
                                                                            -----------    -----------    -----------
          Net cash provided by financing
            activities ..................................................     3,187,549      1,429,441        440,553
                                                                            -----------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents ...........................................................     1,014,831        791,639       (107,731)
Cash and cash equivalents, beginning of
  period ................................................................     2,629,286      1,837,647      1,945,378
                                                                            -----------    -----------    -----------
Cash and cash equivalents, end of period ................................   $ 3,644,117    $ 2,629,286    $ 1,837,647
                                                                            ===========    ===========    ===========

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

                              JMAR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF THE COMPANY

            The accompanying consolidated financial statements include the accounts of JMAR Industries, Inc. (the "Company" or "JMAR") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

            The Company develops, manufactures and markets precision measurement, process control and manufacturing systems and laser products and supplies specialty semiconductors for the microelectronics and medical industries and is a leading developer of advanced lithography sources for production of higher performance semiconductors.

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

     d.  Inventories

            Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead.

    e.  Income Taxes

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

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     f.  Property and Equipment

            Property and equipment are recorded at cost. Depreciation and amortization are provided over the assets' estimated useful life of three to ten years using the straight-line method. Maintenance and repairs are expensed as incurred. Costs capitalized for self constructed assets include direct material, labor and applicable overhead.

     g.  Goodwill and Other Assets

            Goodwill is amortized by systematic charges to income over the periods estimated to be benefited, generally five to ten years. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. During 1997 management had determined that such an impairment had occurred relative to a portion of its custom semiconductor business. Accordingly, the Company wrote-off a portion of the goodwill associated with that business. Management believes that there has been no impairment of goodwill as reflected in the Company's consolidated financial statements as of December 31, 1997. Accumulated amortization of goodwill was $474,651 and $244,599 at December 31, 1997 and 1996, respectively. Patent costs are amortized over ten years, and other assets are amortized over not more than five years. Accumulated amortization of other assets was $338,382 and $184,340 at December 31, 1997 and 1996, respectively.

    h.  Long-Lived Assets

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

    i.  Revenues

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

     j.  Earnings Per Share

            Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share. There was no impact on previously reported earnings per share (see Note 13).

    k.  Stock Options

            Effective January 1, 1996, the Company adopted the disclosure only requirement of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. The adoption of SFAS 123 had no material impact on the accompanying financial statements (see Note 12).

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     l.  Reclassifications

            Certain reclassifications have been made to the prior year financial statements to conform with the 1997 presentation.

    m.  New Accounting Pronouncements

            In 1997, Statements of Financial Accounting Standards ("SFAS") No. 130 ("SFAS 130"), Reporting Comprehensive Income, and SFAS No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information were issued. SFAS 130 requires the reporting of additional financial information while SFAS 131 requires the reporting of certain information about operating segments. Both pronouncements are effective for the Company starting in 1998. The Company does not anticipate that the adoption of the disclosure provisions of SFAS 130 and SFAS 131 will have a material impact on the Company's financial statements and results of operations.

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

            In addition, concurrent with the closing of the Acquisition, the Company loaned $400,000 of its funds to Cal ASIC (in addition to $100,000 previously loaned), $500,000 was loaned in 1996, and $1,179,700 was loaned in 1997, to be used by Cal ASIC for equipment purchases and working capital purposes.

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

            The following unaudited consolidated JMAR pro forma information gives effect to the Acquisition of Cal ASIC as if the Acquisition occurred on January 1 of each respective pro forma period. In connection with the Acquisition, Cal ASIC entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $850,000. Such debt reductions are not reflected in the statement of operations of the Company. The pro forma loss from continuing operations excludes any impact from the debt settlements of Cal ASIC directly attributable to the Acquisition. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of Cal ASIC occurred on January 1 of each respective period or which may be expected to occur in the future.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                          For the Year Ended December 31,
                                          -------------------------------
                                               1996          1995
                                           -----------   ------------
Total revenues .........................   $16,343,000   $ 12,401,000
                                           ===========   ============

Income (loss) from continuing operations   $   368,000   $   (304,000)
                                           ===========   ============

Income (loss) per share ................   $       .02   $       (.02)
                                           ===========   ============

            In October, 1997, the Company received approximately 716,000 freely tradable shares of Company common stock from the former principal shareholders of Cal ASIC as settlement (the "Settlement") of certain claims under the terms of the original purchase agreement. These shares were retired by the Company. JMAR's ownership position in Cal ASIC remained unchanged as a result of the Settlement. This non-recurring gain of approximately $2,839,000 has been offset in part by the writedown of certain assets primarily related to Cal ASIC in the amount of $1,594,000 and costs incurred as a result of the reorganization of Cal ASIC in the amount of $655,031 resulting in a net gain of $589,969.

  4.  INVENTORIES

            At December 31, 1997 and 1996, inventories consisted of the following:

                                                  1997         1996
                                               ----------   ----------
Raw materials, components and sub-assemblies   $3,673,414   $2,695,803
Work-in-process ............................      680,883      913,403
Finished goods .............................      331,586      246,106
                                               ----------   ----------
                                               $4,685,883   $3,855,312
                                               ==========   ==========


5.  ACCOUNTS RECEIVABLE

            At December 31, 1997 and 1996, accounts receivable consisted of the following:

                                          1997           1996
                                       -----------    -----------
Trade ..............................   $ 3,367,271    $ 2,802,417
Trade - unbilled ...................       367,875             --
U.S. Government - billed ...........        10,350         38,130
U.S. Government - unbilled .........       598,828        171,445
                                       -----------    -----------
                                         4,344,324      3,011,992
Less - Reserve for doubtful accounts       (35,547)       (17,230)
                                       -----------    -----------
                                       $ 4,308,777    $ 2,994,762
                                       ===========    ===========

        All unbilled receivables at December 31, 1997 and 1996, are expected to be billed and collected within one year. Payment to the Company, for performance on certain U.S. Government contracts, is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.  PROPERTY AND EQUIPMENT

        At December 31, 1997 and 1996, property and equipment consisted of the following:

                                    1997           1996
                                -----------    -----------
Equipment and machinery .....   $ 4,505,804    $ 4,243,555
Furniture and fixtures ......       407,722        313,909
Leasehold improvements ......        85,892         62,380
                                -----------    -----------
                                  4,999,418      4,619,844
Less-Accumulated depreciation    (2,499,014)    (1,915,384)
                                -----------     -----------
                                $ 2,500,404    $ 2,704,460
                                ===========    ===========


7.  COMMITMENTS AND CONTINGENCIES

            The Company leases office facilities under operating leases and certain equipment and software under capital leases. Minimum future rental payments as of December 31, 1997 are as follows:

                          Capital Leases    Operating Leases
                               ---------    ---------
1998 .......................   $ 167,278    $ 321,941
1999 .......................     130,179      118,780
2000 .......................         936           --
2001 .......................          --           --
2002 .......................          --           --
                               ---------    ---------
                                 298,393    $ 440,721
                                            =========
Amount representing interest     (23,039)
                               ---------
                                 275,354
Less: Current portion ......    (167,278)
                               ---------
                               $ 108,076
                               =========

            During September, 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which have been used to finance Cal ASIC equipment and software financing requirements. The above amount for capital leases represents the amount outstanding pursuant to that agreement at December 31, 1997.

        Related rent expense was $363,339, $315,515 and $260,672 for the years ended December 31, 1997, 1996 and 1995, respectively.

        In the ordinary course of business, the Company has been involved in various legal proceedings and claims. Currently there are no significant legal proceedings or claims which in the opinion of management would have a material adverse effect on the Company's consolidated financial position or results of operations.

8.  NOTES PAYABLE

Notes payable as of December 31, 1997 and 1996, were as follows:

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                           1997           1996
                                                                                       -----------    -----------
Working capital line of credit in the amount of $3,500,000 with Comerica Bank -
California. Advances are based on 80% of eligible accounts receivable and 35% of eligible inventories up to $1,000,000. Advances bear interest at prime plus
1.25%. The line is renewable at the Bank's option yearly on May 1st and interest on the line is payable monthly. Advances are secured by all assets of PPL. The bank agreements contain covenants, among other items, relating to income levels
 and financial ratios ..............................................................   $   475,000    $ 1,444,281

Unsecured convertible promissory notes in the amount of $20,000 and $600,000 at
December 31, 1997 and 1996, respectively, bearing interest at 8.25 percent .........        20,000        589,631

Note payable due in monthly principal installments of $10,417 plus interest
through October 2000, interest at prime plus 1.25%, secured by all assets of PPL ...       343,745        468,749

Note payable with monthly interest payments only through April 1998. Commencing
May 1998, due in monthly principal installments of $10,417 plus interest at
prime plus .5% through May 2002, secured by all assets of PPL ......................       500,000             --

Notes payable due in monthly principal and interest installments of $6,306
through May 2000, interest at 12 percent, secured by certain machinery and equipment       187,462        218,234

Capital leases (see Note 7) ........................................................       298,393        259,397

Other notes payable ................................................................         4,881          4,879
                                                                                       -----------    -----------
                                                                                         1,829,481      2,985,171

Less: Current portion ..............................................................      (922,246)    (2,317,861)
                                                                                       ===========    ===========
                                                                                       $   907,235    $   667,310
                                                                                       ===========    ===========

        During October 1993 the Company issued $2,500,000 of convertible promissory notes (the "Notes") of which $20,000 remained outstanding at December 31,1997. The Notes bear interest at 8.25 percent and were initially convertible into shares of Common Stock of the Company at $3.75 per share. In October 1996, the Company entered into an agreement to amend the terms of the Notes, whereby the conversion price for a pro-rata share of the Notes (62.5 percent) was lowered to $2.27 per share, which was the fair market value of the Company's Common Stock at the time of the amendment. Pursuant to these amended terms, holders of $1,000,000 in Notes converted the Notes into 440,000 shares (see Note
11). In July, 1997, the Company entered into an agreement to amend the terms of the Notes, whereby the conversion price for a pro-rata share of the Notes (80 percent) was lowered to $3.00 per share. Pursuant to these amended terms, holders of $470,000 in Notes converted the Notes. These transactions had no impact on the Company's results of operations for any of the periods presented in the accompanying financial statements, other than the corresponding reduction in interest expense.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The weighted average interest rate on the loan with Comerica Bank-California was 9.25% and 9.52% for 1997 and 1996, respectively. The maximum amount outstanding was $1,250,000 and $1,632,666 and the average amount outstanding was $353,541 and $1,055,497 during 1997 and 1996, respectively.

        Interest paid for the years ended December 31, 1997, 1996 and 1995 was $162,488, $289,248 and $254,648, respectively.

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

10. INCOME TAXES

        For the years ended December 31, 1997 and 1996, the Company has recorded a tax benefit of $345,000 and $175,000, respectively, related to the estimated future utilization of net operating loss carryforwards. No provision for federal and state income taxes has been made for the year ended December 31, 1995 due to the Company's carryforward position.

        At December 31, 1997, the Company had Federal net operating loss carryforwards as follows:

EXPIRES
-------
2004..........................................            $457,000
2005..........................................           2,840,000
2006..........................................             961,000
2007..........................................           4,546,000
2008..........................................           6,932,000
2009..........................................           6,860,000
2010..........................................           2,265,000
2011..........................................             585,000
                                                     ==============
Total.........................................         $25,446,000
                                                     ==============


        The Company has approximately $3,058,000 of favorable temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below.

        Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company's initial public offering in May 1990. As a result of additional financings in 1992 and 1993 as discussed in Note 11, additional ownership changes have occurred which restrict the Company's ability to utilize its net operating loss carryforwards and any "built in losses." In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $813,000 apply to approximately $6,162,000 of

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company and acquired company loss carryforwards. Approximately $19,284,000 of net operating loss carryforwards are not subject to annual limitations.

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

DEFERRED TAX ASSETS:                              1997          1996
                                              -----------    -----------
Net operating loss carryforwards ..........   $ 8,652,000    $ 8,922,000
Losses from equity and other investments ..       492,000        363,000
Other .....................................       547,000         42,000
                                              -----------    -----------
            Total gross deferred tax assets     9,691,000      9,327,000
            Less valuation reserve ........    (9,171,000)    (9,152,000)
                                              -----------    -----------
            Net deferred tax asset ........   $   520,000    $   175,000
                                              ===========    ===========

        The valuation reserve as of December 31, 1997 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods.

        The effective income tax rate for 1997, 1996 and 1995 varied from the statutory federal income tax rate as follows:


                                                            1997   1996    1995
                                                            ---     ---     ---
Statutory federal income tax (benefit) rate .............    34%     34%    (34)%
State income tax ........................................     6       6      (6)
Permanent differences ...................................     1       2      16
Benefit (recorded) not recorded due to net operating loss
  carryforward position .................................   (65)    (71)     24
                                                            ---     ---     ---
                                                            (24)%   (29)%    --
                                                            ===     ===     ===

11.  STOCKHOLDERS' EQUITY

        During October, 1993, the Company issued $2,500,000 of convertible promissory notes (the "Notes") of which $20,000 remained outstanding at December 31, 1997. During 1995, $200,000 in Notes were converted into 500,000 shares and the Company repaid another $200,000 of the Notes. During the third quarter of 1995, holders of $300,000 in Notes converted the Notes into 200,000 shares. In October 1996, holders of $1,000,000 in Notes converted the Notes into 440,000 shares and in July, 1997, holders of $470,000 in Notes converted the Notes into 156,634 shares (see Note 8).

        During 1995, the Company received approximately $90,000 from private placements of Common Stock.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

        During the year ended December 31, 1997, the Company received net proceeds of approximately $3,898,000 from the private placements of approximately 1,008,000 shares of common stock and the exercise of warrants and options into approximately 682,000 shares of common stock.

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


                                             1996               1997
                                             ----               ----
Net Income:          As Reported          $779,569         $1,795,285
                     Pro Forma             668,169          1,492,559

Basic EPS:
                     As Reported               .05                .11
                     Pro Forma                 .04                .09

Diluted EPS:
                     As Reported               .05                .10
                     Pro Forma                 .04                .08


        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 120,000 shares under the 1988 Plan, 1,480,000 shares under the 1991 Plan, 806,637 shares under the Anti-Dilution Plan, and 450,000 shares under the PPL Plan. As of December 31, 1997, the Company has granted options for 110,782 shares under the 1988 Plan, 900,220 options under the 1991 Plan, 424,246 warrants under the Anti-Dilution Plan, and 214,500 warrants under the PPL Plan. Under all Plans the option or warrant exercise price is equal to or more than the stock's market price on date of grant. In 1996, the Company repriced 737,340 options and warrants under the 1991 Plan, the Anti-Dilution Plan and PPL Plan and changed the initial vesting period of 655,230 of such warrants to provide for vesting on the earliest of (i) forty five days after such time as the closing high bid price of the Company's common stock for 20 consecutive trading days is greater than $6.38; (ii) the exercise by the warrantholders of at least 90 percent of the Company's warrants which currently trade on the Nasdaq NMS; or (iii) nine years and six months after the date of grant.

        A summary of the status of the total number of stock options or warrants pursuant to all four of the above "plans" as of December 31, 1995, 1996 and 1997 and changes during the years then ended is presented in the table and narrative below:



                                  1995                   1996                 1997
                          --------------------- --------------------- --------------------
                           Shares     Wtd Avg     Shares    Wtd Avg    Shares     Wtd Avg
                                     Ex Price               Ex Price              Ex Price
                          ---------- ---------- ----------- --------- ----------  --------
Outstanding at beg. of    1,054,983      $4.56     993,518     $4.35  1,319,369     $2.69
year
Granted                     107,000        .85     330,184      2.37    587,500      2.67
Exercised                         -          -           -         -    (70,764)     2.27
Forfeited                  (168,465)      5.09      (4,333)     3.27   (246,353)     3.69
                          ----------            -----------           ----------
Outstanding at end of year  993,518       4.35   1,319,369      2.69  1,589,752      2.54
                          ----------            -----------           ----------
Exercisable at end of       186,783                261,418              375,071
year
Weighted average fair
 value of options or            .62                   1.61                 2.51
 warrants granted


        213,340 of the 1,589,752 options and warrants outstanding at December 31, 1997 have exercise prices between $.53 and $1.09 with a weighted average exercise price of $.82 and a weighted average remaining contractual life of 7 years. 164,606 of these options and warrants are exercisable. 466,964 of the options and warrants outstanding at December 31, 1997 have exercise prices between $1.79 and $2.94 with a weighted average exercise price of $2.34 and a weighted average remaining contractual life of 8.5 years. 77,732 of these options and warrants are exercisable. 849,448 of the options and warrants at December 31, 1997 have exercise prices of $3.00 with a weighted average exercise price of $3.00 and a weighted average remaining contractual life of 6.3 years. 132,733 of these options and warrants are exercisable. 60,000 of the options and warrants outstanding at December 31, 1997 have exercise prices between $3.53 and $4.06 with a weighted average exercise price of $3.74 and a weighted average remaining contractual life of 9.5 years. None of these options and warrants are exercisable.

        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996 and 1997: risk-free interest rates between 6 and 7 percent; expected dividend yields of 0 percent, expected lives of 6 years, and expected volatility of 39.

                              JMAR INDUSTRIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


13.  EARNINGS PER SHARE

        In 1997, the Company adopted FASB Statement No. 128 ("SFAS No. 128"), Earnings per Share, effective December 15, 1997. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended December 31, 1997, 1996 and 1995 were computed by dividing net income by the sum of the weighted average number of shares of common stock (17,065,860, 15,582,579 and 13,525,886 for 1997, 1996 and 1995, respectively)
plus dilutive employee stock options and warrants (314,276, 154,364 and 13,100 for 1997, 1996 and 1995, respectively) and other dilutive warrants and options (1,220,983, 1,018,810 and 594,272 for 1997, 1996 and 1995, respectively). There was no change to previously reported earnings per share as a result of the adoption of this new Financial Accounting Standard.

14.  SIGNIFICANT CUSTOMERS AND EXPORT SALES

        Government contracts generated 10%, 9% and 15% of the Company's revenues in the years ended December 31, 1997, 1996 and 1995, respectively. In 1997, one non-government customer accounted for 38.6% of the Company's revenues. In 1996, three other non-government customers accounted for 29.5%, 12.1% and 10.7% of the Company's revenues. In 1995, four non-government customers accounted for 11.0%, 11.3%, 15.8% and 16.4% of the Company's revenues.

        A summary of export sales by geographic area is as follows:

                             YEAR ENDED DECEMBER 31,

                                    1997              1996              1995
                                -------------     -------------    ----------------
Europe.....................         $831,110        $1,544,390             $40,384
Asia.......................       $4,225,013        $1,420,767          $1,684,083
Other......................       $3,882,252          $440,291             $76,973


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The officers and directors of the Company are as follows:


NAME                               AGE                                      POSITION
--------------------------------  ------  -----------------------------------------------------------------------------
John S. Martinez, Ph.D.             67    Chief Executive Officer, President, Chairman of the Board and Director
--------------------------------  ------
Dennis E. Valentine                 42    Vice President Finance, Chief Financial Officer, Chief Administrative
                                          Officer and Secretary
--------------------------------  ------
Leonid Yoffe                        51    President of PPL

--------------------------------  ------
Richard M. Foster                   65    President of JTC

--------------------------------  ------
James H. Banister, Jr.              67    Director

--------------------------------  ------
C. Neil Beer, Ph.D.                 62    Director

--------------------------------  ------
Vernon H. Blackman, Ph.D.           68    Director

--------------------------------  ------
Barry Ressler                       57    Director

--------------------------------  ------
John P. Ricardi                     45    Vice President for Corporate Development and Senior Vice President for
                                          Sales and Marketing of PPL
--------------------------------  ------
Marvin W. Sepe                      42    President of Cal ASIC

--------------------------------  ------

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

        LEONID YOFFE, was elected President of PPL, effective June 13, 1997. He had previously served as President of PPL from February, 1994 through July, 1994. From July, 1994 through June, 1997, Mr. Yoffe served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of PPL. Mr. Yoffe has been with PPL since December, 1988 and has played a major role in organizing all the traditional departments making up the classical manufacturing, material planning and control, procurement, inventory and cost control. Prior to 1988 he served as Manufacturing Manager for International Remote Imaging Systems, Inc., a publicly-held capital equipment manufacturer in the Biomedical field. Mr. Yoffe has over 20 years of continuing experience in the management of manufacturing operations and held various managerial positions in the high technology capital equipment industry. Mr. Yoffe holds a B.S. degree in Industrial Engineering and M.B.A. in Economics and Manufacturing Administration from the State University of St. Petersburg in Russia.

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

      C. NEIL BEER, PH.D., has been a director since July, 1988 and was an employee of the Company from May, 1991 until November, 1992 and a consultant to the Company from April,

1993 to September, 1993. Dr. Beer currently is the President of SECON, a software engineering company primarily supporting the national intelligence community . Prior to that, he was the Vice President, Advanced Programs, OAO Corporation and, prior to that, was the Colorado Space Advocate, responsible for the growth of Colorado's space industry. From September, 1986 to October, 1989 he was President of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing, and energy conversion hardware. Previously he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia. Dr. Beer graduated magna cum laude, with a B.S. degree in engineering from the University of Oklahoma, and received his doctorate in Operations Research in 1972 from that same University. Dr. Beer is recipient of the NSIA Medal for Outstanding Achievement in Space.

        VERNON H. BLACKMAN, PH.D., has been a director of the Company since July, 1991 and from time to time has been a consultant of the Company since December, 1991. Dr. Blackman served as Chairman of the Board and Chief Executive Officer of Esscor, a training and simulation service company to the utility industry, from December, 1991 to July, 1997. He continues to serve on the Board of Directors of Esscor. Dr. Blackman also served as Chairman of the Board, President and Chief Executive Officer of JAYCOR from 1989 until March, 1991. JAYCOR is a high technology company which supplies R&D services to various agencies of the U.S. Government; primarily the Department of Defense. Prior to joining JAYCOR, Dr. Blackman acted as a venture investor for his own account and helped to fund the early stage development of several companies. Dr. Blackman currently serves on the Board of Directors of Digivision, a privately-held company which provides products to the medical industry. Dr. Blackman has also served on the Boards of Directors of several other public companies, including Newport Pharmaceuticals International, Inc. (1967-1974); Maxwell Laboratories, Inc. (1966-1974); Topaz, Inc. (1979-1983) at which time Topaz was acquired by Square D Corporation; and Optical Radiation Corporation (1970-1995). From 1974 to 1982, Dr. Blackman served as President, CEO and Chairman of the Board of S-Cubed, a high technology company which provided services and products to agencies of the U.S. Government. In 1959, Dr. Blackman co-founded MHD Research which was acquired by Hercules Corporation in 1964. Dr. Blackman received a BA in Physics from Colgate University in 1951 and a Ph.D. in Physics from Princeton University in 1955, subsequent to which he served on the faculty as a research associate for 2 years.

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

        JOHN P. RICARDI, joined the Company in February, 1997. Mr. Ricardi is the Company's Vice President for Corporate Development and Senior Vice President for Sales and Marketing of PPL. He brings more than 20 years of related industry experience to the Company, having served in numerous management positions with various responsibilities for product development, national and international sales and marketing and engineering operations. Most recently, he was Vice President, General Manager of the Imaging Systems Division of Datron/Transco, Inc. and Vice President, Marketing for Datron/Transco Inc. a subsidiary of Datron Systems, Inc. His background also includes eight years with North American Phillips Corporation as corporate Director of Marketing of its Airpax subsidiary and seven years with Texas Instruments Inc. He holds both a bachelor and a master of science degree in electrical engineering from Northeastern University in Boston.

        MARVIN W. SEPE, joined California ASIC in July, 1996 as Executive Vice President and General Manager and was elected President of that division in May, 1997. Mr. Sepe was a director of the Company from July, 1996 to December, 1997. For the prior 15 years he was with TRW Components International Inc., a wholly owned subsidiary of TRW Inc. where he served as Director of Business Development for this division of TRW, which grew from $16,000,000 in sales to nearly $40,000,000 under his strategic direction. Previously, Mr. Sepe held other management positions within TRW including Marketing, Programs and Engineering. Prior to joining TRW, Mr. Sepe was responsible for the development and oversight of multiple semiconductor manufacturing operations both in the U.S. and internationally. Mr. Sepe held the position of Manager of Worldwide Assembly Operations for Silicon General Inc. (1980-1981) with manufacturing operations throughout Southeast Asia, as well as the U.S. He served in the same role at Silicon Systems Inc. (1977-1980), a fast growing start-up operation for custom semiconductors and previously held various management responsibilities at Hi-Rel Laboratories (1974-1977), a well respected evaluation laboratory. Mr. Sepe attended Don Bosco Technical Institute, California Polytechnic State University SLO, and holds a Masters Degree in Business Administration from Pepperdine University. Mr. Sepe has published a number of papers and taught numerous workshops on the economics and use of semiconductors in space applications.

ITEM 11.  EXECUTIVE COMPENSATION

            The following table sets forth the annual and long-term compensation for services in all capacities to the Company during each of the last three fiscal years of the Company's Chief Executive Officer and the four most highly compensated individuals serving as executive officers as of the latest fiscal year end, other than the Chief Executive Officer, whose compensation (salary and bonus) exceeded $100,000 (collectively, the "Named Officers").

                           Summary Compensation Table
                          -------------------------------
                                                           Long-Term
                                                           Compensation
                              Annual Compensation(1)(7)    Awards (2)
                              -------------------------    ----------

                                                          Securities Underlying
  Name and Principal      Year    Salary       Bonus      Options and
      Position                     ($)        ($)(3)       Warrants(#)
                          ----   -------      -------       -------
John S. Martinez, .....   1997   187,112      175,000       125,000
Chief Executive .......   1996   170,184       83,369       384,622(4)
Officer ...............   1995   150,000       15,552        55,000
                          ----   -------      -------       -------

Dennis E. Valentine, ..   1997   106,919       60,000        55,000
Chief Financial Officer   1996    98,065       33,347        67,595(4)
                          1995    90,000        6,221        20,000
                          ----   -------      -------       -------

John P. Ricardi, ......   1997   147,699(5)    25,000        60,000
Senior Vice President
for Sales and Marketing
of PPL
                          ----   -------      -------       -------

Leonid Yoffe, .........   1997   146,905       65,000             0
President of PPL ......   1996   111,908       27,703        70,000(4)
                          1995    96,160            0             0
                          ----   -------      -------       -------


Marvin W. Sepe ........   1997   125,000            0         5,000
President of Cal ASIC .   1996    52,083(6)         0       129,554(4)
                          ====   =======      =======       =======


(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each Named Officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock or stock appreciation rights or make any long term incentive plan payments during the fiscal years ended December 31, 1997, 1996 and 1995.

(3) Includes bonus payments earned by the Named Officers in the year indicated for services rendered in such year, but which were paid in the following year.

(4) Includes 324,420, 50,000, 109,149 and 42,393 options and warrants for Messrs. Martinez, Yoffe, Sepe and Valentine, respectively, which were granted and reported in prior years, but which (together with options and warrants issued to other employees of the Company) were amended on August 15, 1996 to reduce their respective exercise prices to $3.00 per share, 20 percent over the trading price on NASDAQ on August 15, 1996.

(5) Compensation is for eleven months. Includes $22,000 commissions on sales.

(6)     Compensation is for six months.

(7)     See "Incentive Plans".

OPTION GRANTS IN THE LAST FISCAL YEAR

            The following table sets forth each grant of stock options and warrants made during the fiscal year ended December 31, 1997 to each of the Named Officers. Pursuant to Securities and Exchange rules, the table also shows the value of the options at the end of the terms if the stock price were to appreciate annually by 5% and 10%, respectively. The assumed values may not reflect actual value at the times indicated.

                                   PERCENTAGE
                        SHARES      OF TOTAL                                  POTENTIAL REALIZABLE
                      UNDERLYING     OPTIONS                                    VALUE AT ASSUMED
NAME                   OPTIONS     GRANTED TO                                    ANNUAL RATES OF
                       GRANTED      EMPLOYEES   EXERCISE                           STOCK PRICE
                       (SHARES)     IN FISCAL   PRICE PER      EXPIRATION       APPRECIATION FOR
                        (1)(7)        YEAR        SHARE         DATE (2)           OPTION TERM

-------------------- ------------- ------------ ----------- ----------------- ----------------------
                                                                                  5%         10%
John S. Martinez      70,000 (3)      11.91       $2.38     January 29, 2007     $104,774  $265,517
                      50,000 (5)       8.51       $2.25       April 23, 2007       70,751   179,296
                       5,000 (4)        .85       $3.53        July 18, 2008       12,537    30,943

Dennis E. Valentine   30,000 (6)       5.11       $2.38     January 29, 2007      $44,903  $113,793
                      25,000 (5)       4.26       $2.25       April 23, 2007       35,375    89,648

John P. Ricardi       60,000 (5)      10.21       $2.41     February 3, 2007      $90,938  $230,455

Leo Yoffe                 0              0         N/A            N/A               N/A        N/A

Marvin W. Sepe        5,000 (4)         .85       $3.53        July 18, 2008      $12,537    $30,943

----------------------

(1) Such options were all granted under the Company's 1991 Stock Option Plan. The exercise price of shares covered by the stock options reported above was equal to the fair market value of the Company's common stock at the date of grant. The terms of each such option and the increments in which it is exercisable are determined by the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by the offset of the underlying shares, subject to certain conditions.

(2) Options also expire if not exercised within 60 days after termination of optionee's employment or one year following death of optionee if not exercised by optionee's personal representative or one year following resignation as a director.

(3) These options are incentive stock options. 17,113 of these options are currently exercisable; 17,112 become exercisable on January 29, 1999, 2000 and 2001; and 1,551 become exercisable on January 29, 2002.

(4) These options are non-qualified stock options. These options become exercisable and vest one-third each year commencing on the first year after their grant.

(5) These options are incentive stock options. These options become exercisable and vest one-third each year commencing on the first year after their grant.

(6) These options are incentive stock options. 7,334 of these options are currently exercisable; 7,334 become exercisable on January 29, 1999 and 2000; 7,333 become exercisable on January 29, 2001; and 665 become exercisable on January 29, 2002.

(7) These options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a Reload Option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

        The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options, if any, awarded to said officers as additional compensation during the fiscal year ended December 31, 1997 and the number of shares of common stock underlying options and warrants outstanding at December 31, 1997 and the value of such options and warrants which are "in-the-money":

                                             SHARES UNDERLYING          VALUE OF
                                                UNEXERCISED            UNEXERCISED
                                                OPTIONS AND       IN-THE-MONEY OPTIONS
                                                  WARRANTS AT         AND WARRANTS AT
                        SHARES                DECEMBER 31, 1997   DECEMBER 31, 1997 (1)
                       ACQUIRED              -----------------   ---------------------
NAME                      ON       VALUE       EXERCISABLE/          EXERCISABLE/
                       EXERCISE   REALIZED     UNEXERCISABLE         UNEXERCISABLE
--------------------- ----------- ---------- ------------------- -----------------------
John S. Martinez          0           0       115,422/463,056       $150,890/$58,374

Dennis E. Valentine       0           0        53,917/88,678        $55,744/$24,556

John P. Ricardi           0           0           0/60,000             $0/$7,200

Leonid Yoffe              0           0         6,666/63,334         $9,999/$20,001

Marvin W. Sepe            0           0        43,183/79,704             $0/$0

----------------------

 (1) Options are "in-the-money" if the fair market value of the underlying common stock exceeds the exercise price of the option or warrant at December 31, 1997. The fair market value of a share of common stock at December 31, 1997 was $2.53 per share as quoted on the NASDAQ Stock Market at the close of trading.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 1997, the entire Board of Directors acted as the Compensation Committee, with Dr. Martinez also serving as the Chief Executive Officer, President and Chairman of the Board of the Company.

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

        Pursuant to Mr. Ricardi's employment agreement, the Company agreed to retain him as Senior Vice President for Sales and Marketing at PPL and Vice President for Corporate Development for JMAR and to pay him an annual salary of $145,000 plus expenses and normal employee insurance benefits and a $500 per month auto allowance. The employment agreement can be terminated by the Company with thirty days notice. If the employment agreement is terminated by the Company, Mr. Ricardi will receive 60 days pay as severance.

        Pursuant to Mr. Sepe's employment agreement, Cal ASIC agreed to pay him an annual salary of not less than $125,000 plus expenses and normal employee insurance benefits. The term of the employment agreement continues until July 1, 1998. If the employment agreement is terminated by the Company without cause, Mr. Sepe would become entitled to receive as severance pay the balance of the compensation that would have been payable to Mr. Sepe under the employment agreement.

INCENTIVE PLANS

        In February, 1993, the Board of Directors of the Company approved the Management Anti-Dilution Incentive Plan (the "Plan") for the Company's senior management. The Plan was designed to provide senior management with an incentive to maximize stockholder value. Pursuant to the Plan, the executive officers and directors of the Company were issued warrants ("Incentive Warrants") to purchase an amount of Common Stock which, at the time of issuance of the warrants, would bring each participant's percentage ownership of Common Stock closer to the percentage such participant owned prior to the completion of the Company's public offering in February, 1993. An aggregate of 424,246 Incentive Warrants were outstanding on December 31, 1997. The Incentive Warrants expire sixty days following the termination of the holder's employment with the Company if such Incentive Warrants are not then exercisable. The Incentive Warrants terminate three years following the date such warrants are first exercisable or, in any event, ten years from the date of issuance. The Company has agreed that if it files a Registration Statement or a post-effective amendment to a Registration Statement following the date on which the Incentive Warrants are exercisable, the holders of the Incentive Warrants shall have the opportunity to register or qualify the shares of Common Stock underlying the Incentive Warrants for offering to the public at no cost to such holders.

        In connection with the acquisition of PPL by the Company in October, 1993, the Company established an incentive plan for the key employees of PPL which provides for the issuance of warrants (the "PPL Warrants") to purchase up to 450,000 shares of Common Stock. As of December 31, 1997, warrants to purchase up to 214,500 shares of Common Stock have been granted. The PPL Warrants have substantially the same terms as the Incentive Warrants.

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

        In 1993, JMAR established a Management Incentive Bonus Plan (the "MIBP") based on profits generated each year. The Company has been profitable for the past three consecutive years. Accordingly, MIBP bonuses were paid in 1995, 1996 and 1997 to those employees deemed to have made the greatest contributions toward the Company's ability to generate those profits.

        In March 1998, the Board of Directors approved a resolution requiring that starting with 1997, a substantial portion of each Management Incentive Bonus earned by its senior officers be used by such officers to: 1) buy JMAR common shares in the Public Market; and/or 2) exercise existing stock options or warrants, including payment of income taxes (if any) resulting from such option or warrant exercises. The long term goal is for each senior officer designated in the Beneficial Ownership table in this Report to acquire JMAR shares having a market value of a minimum of one times his annual salary. Once any such designated employee achieves that goal they will no longer be required to allocate a specific portion of their bonus to the purchase of additional JMAR shares unless their share holdings fall below that level.

DIRECTORS' FEES

        Effective April 1, 1994, Directors who are not salaried employees of the Company receive a retainer (the "Retainer") of $1,000 per quarter and $750 for their attendance at each Board of

Directors meeting and Committee meeting and are reimbursed for their travel, lodging and food expense incurred when attending such meetings. In August, 1997, the Company adopted the Director Compensation Plan whereby $250 of the Board meeting compensation will be paid in Company stock.

        In addition, the 1991 Stock Option Plan, as amended, provides that directors are eligible to participate in the 1991 Stock Option Plan on the same basis as key employees of the Company and grants of options will be made by the Board of Directors on a case-by-case basis on such terms as the Board in its discretion may provide. During the fiscal year ended December 31, 1997, a grant of options to purchase 5,000 shares of Common Stock was received by Messrs. Martinez, Banister, Beer, Ressler, Blackman and Mr.
Sepe in their capacity as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 6, 1998, certain information regarding the beneficial ownership of the Company's Common Stock by each person or entity known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and by each director and executive officer of the Company. In all cases, unless otherwise indicated, the named person has sole voting power and sole investment power over the securities.

                                       NUMBER OF SHARES OF               PERCENTAGE OF
                                          COMMON STOCK             OUTSTANDING COMMON STOCK
        BENEFICIAL OWNER               BENEFICIALLY OWNED             BENEFICIALLY OWNED
        ----------------               ------------------             ------------------
John S. Martinez (1)                        1,597,340                        8.58%

Kernco Trust SA (2)                         1,250,000                        6.86%
2 rue Jargonnant
CH-1211 Geneva 6
Switzerland

Marvin W. Sepe (3)                            189,452                        1.04%

Dennis E. Valentine (4)                       133,120                        (13)

Richard M. Foster (5)                          78,980                        (13)

Leonid Yoffe (6)                               55,679                        (13)

James H. Banister, Jr. (7)                     51,984                        (13)

Vernon H. Blackman (8)                         26,921                        (13)

Barry Ressler (9)                              21,857                        (13)

John P. Ricardi (10)                           20,000                        (13)

C. Neil Beer (11)                              14,247                        (13)

All executive officers and                  2,189,580                       11.45%
directors as a group (10
persons) (12)

----------------------

 (1) Includes: (a) 372,965 shares owned of record by the John S. Martinez Separate Property Trust, of which Dr. Martinez as trustee, has sole voting and investment power; (b) 648,375 shares of Common Stock which are issuable upon exercise of currently exercisable warrants and stock options; and (c) 576,000 shares of Common Stock subject to a voting agreement pursuant to which Dr. Martinez has sole voting power (but no investment power) until the earlier of October 6, 2003 or until the transfer of the shares according to the terms of the voting agreement (the ?Voting Agreement?).

(2) Includes 250,000 shares which are issuable upon exercise of currently exercisable warrants.

(3) Includes 187,251 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(4) Includes 131,115 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(5) Includes 28,333 shares which are issuable upon exercise of currently exercisable stock options.

(6) Includes 42,297 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(7) Includes 43,396 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(8) Includes 26,733 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(9) Includes 21,669 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(10) All shares are issuable upon exercise of currently exercisable stock options.

(11) Includes 12,499 shares which are issuable upon exercise of currently exercisable stock options.

(12) Includes 1,161,668 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(13) Less than one percent.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 29, 1993, the Company loaned Dr. Martinez $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company. The December 31, 1997 loan amount, including accrued interest, is $78,378. The loan is secured by 14,750 shares of Common Stock owned by Dr. Martinez.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

1. Financial Statements. A list of financial statements is contained in "Index to Consolidated Financial Statements" on page 24 hereof.

2. Financial Statement Schedules. The following financial statement schedule of JMAR Industries, Inc., for the years ended December 31, 1997, 1996 and 1995 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of JMAR Industries, Inc.

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

        The Company's 1988 Stock Option Plan (Exhibit 10(I) to Registration Statement 33-32446).

        The Company's 1991 Stock Option Plan, with amendments (Exhibits A to Proxy Statements for 1991, 1992, 1993, 1995 and 1996 Annual Meetings of Shareholders).

        Management Anti-Dilution Incentive Plan, as amended (Exhibit 10.12 to December 31, 1996 Form 10-K).

        Amended and Restated Employment Agreement between the Company and John
S. Martinez, dated May 1, 1996 (Exhibit 10.3 to December 31, 1996 Form 10-K).

        Management Incentive Plan Agreement for Pacific Precision Laboratories, Inc., as amended (Exhibit 10.24 to December 31, 1996 Form 10-K).

        Employment Agreement between Pacific Precision Laboratories, Inc. and John P. Ricardi, dated February 3, 1997 (Exhibit 10.11 to this Form 10-K).

        Employment Agreement between California ASIC, Inc. and Marvin W. Sepe dated July 1, 1996 (Exhibit 10.1 to December 31, 1996 Form 10-K).

(b)   Reports on Form 8-K.

        There were no reports filed on Form 8-K during the three months ended December 31, 1997.

                              JMAR INDUSTRIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997
                                INDEX TO EXHIBITS

3.1 (1)(3) Articles of Incorporation and amendments thereto.

3.2(10)    Amendments to Articles of Incorporation, filed on July 9, 1992,
           December 11, 1992, January 11, 1993 and February 1, 1993.

3.3 (1)    Bylaws and amendments thereto.

3.4 (12)   Amendment to Certificate of Incorporation, filed on August 23, 1994.

4.1 (4)    Form of Common Stock Certificate.

4.2 (4)    Form of Warrant Certificate for Warrants sold in February, 1993.

9.1 (12)   Voting Trust Agreement, dated October 6, 1993 between John S. Martinez and
           Cato Portfolio, A.G.

10.1 (16)  Employment Agreement between California ASIC, Inc. and Marvin W. Sepe, dated
           July 1, 1996.

10.2 (16)  Amended and Restated Employment Agreement between the Company and John S.
           Martinez, dated May 1, 1996.

10.3 (1)   The Company's 1988 Stock Option Plan.

10.4 (1)   Form of Invention and Secrecy Agreement.

10.5 (3)   Form of Warrant, with attached Piggyback Registration Rights provisions, issued in April, 1991 to John S. Martinez, James H. Banister, Jr., C. Neil
           Beer, Jay Borker, Scott Love, A. Lee Morsell, Vernon H. Blackman, Susan
           Miller-French, Lester Levy and Ali M. M. Mojdehi.

10.6 (2) (8) (9) (11) (13) The Company's 1991 Stock Option Plan, as amended.

10.7 (5)   Warrant Agreement, dated February 16, 1993, among the Company,
           Commonwealth, Lieberbaum and American Securities Transfer,
           Incorporated.

10.8 (16)  Management Anti-Dilution Incentive Plan, as amended.

10.9 (6)   Form of 8?% Senior Subordinated Convertible Promissory Note dated October 6,
           1993 issued to Cato Portfolio A.G.

10.10 (16) Employment Agreement between Pacific Precision Laboratories, Inc. and John
           P. Ricardi, dated February 3, 1997.

10.11 (7)  Revolving Credit Loan Agreement, dated October 6, 1993, by and among PPL and
           Comerica Bank - California; Security Agreement between PPL and Comerica;
           Guaranty executed  by the Company.


EXHIBIT
NO.              DESCRIPTION
----------       -----------------------
10.12 (10) Form of 1994 Warrant, between the Company and Baytree Associates,
           Inc.

10.13 (12) Form of Warrant, with attached Piggyback Registration Rights provisions issued to John S. Martinez, Vernon H. Blackman, Robert S. Hash, Larry M. Levy, Dennis
           E. Valentine, Barry Ressler, Leonid Yoffe and Carole Hash issued in connection with the Company's August, 1994 Loan Program.

10.14 (14) Agreement of Purchase and Sale of Assets dated as of May 23,
           1996, by and among the Company, Nancy Schwalbe, Edwin Barrowcliff and
           California ASIC Technical Services, Inc.

10.15 (15) Master Lease Agreement and related documents dated as of
           September 10, 1996 between Leasing Technologies International, Inc., the Company and California
           ASIC Technical Services, Inc.

10.16 (15) Installment Note dated September 1, 1996 between Comerica
           Bank-California and Pacific Precision Laboratories, Inc.

10.17 (16) Management Incentive Plan Agreement for Pacific Precision Laboratories, Inc.,
           as amended.

10.18      Subscription Agreement by and between the Company and Banque Edouard
           Constant SA dated November 7, 1997.

22.1       Subsidiaries of the Company include JMAR Technology Co. (a California corporation), Pacific Precision Laboratories, Inc. (a California corporation)
           and California ASIC, Inc. (a Nevada corporation).

23         Consent of Independent Public Accountants.

27.1       Financial Data Schedule


-----------------------------

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

(11) Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1995 Annual Meeting of Shareholders.

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1994.

(13) Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

(14) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated May 23, 1996.

(15) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

(16) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JMAR INDUSTRIES, INC.

Date: March 30, 1998                By: /s/ John S. Martinez
      ----------------                  ---------------------------------
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


            SIGNATURE                    TITLE                   DATE
            ---------                    -----                   ----

/s/ JOHN S. MARTINEZ               Chairman of the           March 30, 1998
----------------------------------                           --------------
John S. Martinez                   Board, Chief
                                   Executive Officer
                                   and Director


/s/ DENNIS E. VALENTINE            Chief Financial           March 30, 1998
----------------------------------                           --------------
Dennis E. Valentine                Officer and Chief
                                   Accounting Officer

/s/ James H. Banister, Jr.         Director                  March 27, 1998
----------------------------------                           --------------
James H. Banister, Jr.


/s/ C. NEIL BEER                   Director                  March 26, 1998
----------------------------------                           --------------
C. Neil Beer


/s/ VERNON H. BLACKMAN             Director                  March 27, 1998
----------------------------------                           --------------

Vernon H. Blackman


/s/ BARRY RESSLER                  Director                  March 26, 1998
----------------------------------                           --------------
Barry Ressler


                                                                     SCHEDULE II


                              JMAR INDUSTRIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                           Additions
                                                           -----------------------------------------
                                           Balance at      Charged to                                     Balance at
Description                             Beginning of Year  Costs and         Other         Deductions     End of Year
-----------                             -----------------  ---------         -----         ----------     -----------
                                                           Expenses

For the year ended December 31, 1997:

  Warranty reserve ..................       $ 14,800       $ 27,000        $(14,729)       $     --        $ 27,071

  Reserve for inventory obsolescence         118,976         55,000           7,181              --         181,157

  Allowance for doubtful accounts ...         17,230         20,000          (1,683)             --          35,547
                                            --------       --------        --------        --------        --------


For the year ended December 31, 1996:

  Warranty reserve ..................       $ 14,729       $     --        $     --        $     71        $ 14,800

  Reserve for inventory obsolescence         171,573             --         (52,597)             --         118,976

  Allowance for doubtful accounts ...         18,250             --              --          (1,020)         17,230
                                            --------       --------        --------        --------        --------

For the year ended December 31, 1995:

  Warranty reserve ..................       $ 36,548       $     --        $     --        $(21,819)       $ 14,729

  Reserve for inventory obsolescence         136,403         (4,900)         47,283          (7,213)        171,573

  Allowance for doubtful accounts ...         57,000             --         (38,750)             --          18,250
                                            ========       ========        ========        ========        ========
