Form 10-Q
period 1998-03-31
JMAR INDUSTRIES INC
filed 1998-05-13
CIK 857953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998
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

                                    Yes X    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (May 7, 1998).


                Common Stock, $.01 par value: 18,076,019 shares


================================================================================

                              JMAR INDUSTRIES, INC.

                                      INDEX


                                                                                       PAGE #
                                                                                       ------
PART I.             FINANCIAL INFORMATION

Item 1.             Financial Statements

                    Consolidated Balance Sheets - December 31, 1997 and
                    March 31, 1998                                                        2

                    Consolidated Statements of Operations - Three months ended
                    March 31, 1998 and 1997                                               3

                    Consolidated Statements of Cash Flows - Three months ended
                    March 31, 1998 and 1997                                               4

                    Notes to Consolidated Financial Statements                            5

Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             7


PART II.            OTHER INFORMATION

Item 1.             N/A

Item 2.             Changes in Securities                                                 9

Item 3.             N/A

Item 4.             N/A

Item 5.             N/A

Item 6.             Reports on Form 8-K                                                   9


                              JMAR INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


                                                                                March 31, 1998       December 31, 1997
                                                                                --------------       -----------------
                             ASSETS                                              (Unaudited)
Current Assets:
      Cash and cash equivalents ............................................      $  3,555,789       $  3,644,117
      Accounts receivable, net .............................................         4,660,972          4,308,777
      Notes and other receivable ...........................................           110,100            111,285
      Inventories ..........................................................         5,295,224          4,685,883
      Prepaid expenses and other ...........................................           918,307            757,896
                                                                                  ------------       ------------
           Total current assets ............................................        14,540,392         13,507,958
Receivable from officer ....................................................            79,543             78,378
Property and equipment, net ................................................         2,652,217          2,500,404
Other assets, net ..........................................................           904,016            794,073
Goodwill, net ..............................................................           366,400            388,065
                                                                                  ------------       ------------

           TOTAL ASSETS ....................................................      $ 18,542,568       $ 17,268,878
                                                                                  ============       ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable .....................................................      $  1,306,136       $  1,175,717
      Accrued liabilities ..................................................           480,064            540,933
      Accrued payroll and related costs ....................................         1,010,885          1,228,853
      Customer deposits ....................................................             5,682              5,682
      Convertible notes payable ............................................                --             20,000
      Working capital line of credit .......................................         1,925,000            475,000
      Notes payable and capital lease obligations ..........................           444,065            427,246
                                                                                  ------------       ------------
           Total current liabilities .......................................         5,171,832          3,873,431
                                                                                  ------------       ------------
Notes payable and capital lease obligations, net of current portion ........           819,992            907,235
                                                                                  ------------       ------------
Stockholders' equity:
      Preferred stock, $.01 par value;
        5,000,000 shares authorized; none issued and outstanding
          as of March 31, 1998 and December 31, 1997 .......................                --                 --

      Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 17,973,006 shares as of March 31, 1998 and
          17,890,952 shares as of December 31, 1997 ........................           179,730            178,910

      Additional-paid in capital ...........................................        36,631,303         36,587,674

      Accumulated deficit ..................................................       (24,260,289)       (24,278,372)
                                                                                  ------------       ------------

           Total stockholders'  equity .....................................        12,550,744         12,488,212
                                                                                  ------------       ------------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................      $ 18,542,568       $ 17,268,878
                                                                                  ============       ============

                              JMAR INDUSTRIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                      Three Months Ended
                                                      ------------------
                                                March 31,          March 31,
                                                 1998                1997
                                              ------------       ------------
Sales .....................................   $  4,300,079       $  5,245,501
Costs of sales ............................      2,637,263          3,216,994
                                              ------------       ------------
      Gross profit ........................      1,662,816          2,028,507
                                              ------------       ------------
Operating expenses:
  Selling, general and
    administrative ........................      1,309,738          1,461,093
  Research, development and
    engineering ...........................        332,801            444,165
                                              ------------       ------------
  Total operating expenses ................      1,642,539          1,905,258
                                              ------------       ------------
Income from operations ....................         20,277            123,249
Interest and other income (expense), net ..         38,091             32,798
Interest expense ..........................        (40,285)           (55,030)
                                              ------------       ------------
Net income ................................   $     18,083       $    101,017
                                              ============       ============
Basic and diluted net income per share ....   $        .00       $        .01
                                              ============       ============
Weighted average shares outstanding:
  Basic ...................................     17,952,279         16,793,025
                                              ------------       ------------
  Diluted .................................     19,337,011         18,187,109
                                              ------------       ------------


                              JMAR INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)



                                                                                   Three Months Ended
                                                                                   ------------------
                                                                             March 31, 1998    March 31, 1997
                                                                             --------------    --------------
Cash flows from operating activities:

      Net income ......................................................      $    18,083       $   101,017
      Adjustments to reconcile net income to net cash used
        in operating activities:

      Depreciation and amortization ...................................          183,615           249,360
      Service received in exchange for common stock or warrants .......           18,412                --
      Change in assets and liabilities net of effects from acquisition:
        (Increase) decrease in:
        Accounts receivable ...........................................         (352,195)          230,643
        Inventories ...................................................         (609,341)          216,994
        Prepaid expenses and other ....................................         (160,411)         (150,450)
        Other assets ..................................................         (153,009)          (63,122)
        Decrease in:
        Customer deposits .............................................               --          (727,937)
        Accounts payable and accrued liabilities ......................         (148,418)         (147,287)
                                                                             -----------       -----------

      Net cash used in operating activities ...........................       (1,203,264)         (290,782)
                                                                             -----------       -----------
Cash flows from investing activities:
      Capital expenditures ............................................         (267,052)         (365,444)
      Payments received on notes and other receivable .................            1,185           887,338
      Increase in notes receivable ....................................           (1,165)          (11,186)
      Patent costs ....................................................           (3,643)               --
                                                                             -----------       -----------
           Net cash provided  by (used in) investing activities .......         (270,675)          510,708
                                                                             -----------       -----------
Cash flows from financing activities:
      Net borrowings (payments) under short-term debt agreements ......        1,450,000          (991,642)
      Net payments of notes payable ...................................          (90,424)          (11,656)
      Net proceeds from the  exercise of options and warrants .........           26,035           202,994
                                                                             -----------       -----------
           Net cash provided by (used in) financing activities ........        1,385,611          (800,304)
                                                                             -----------       -----------
Net decrease in cash and cash equivalents .............................          (88,328)         (580,378)
Cash and cash equivalents, beginning of period ........................        3,644,117         2,629,286
                                                                             -----------       -----------
Cash and cash equivalents, end of period ..............................      $ 3,555,789       $ 2,048,908
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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1997. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 1998 and December 31, 1997, inventories consisted of the following:


                                                  March 31, 1998  December 31, 1997
                                                  --------------  -----------------
Raw materials, components and sub-assemblies ..   $2,876,193      $3,673,414

Work-in-process ...............................    1,985,895         680,883

Finished goods ................................      433,136         331,586
                                                  ----------      ----------

                                                  $5,295,224      $4,685,883
                                                  ==========      ==========


                                    JMAR INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                         (UNAUDITED)


(3)     PROPERTY AND EQUIPMENT

        At March 31, 1998 and December 31, 1997, property and equipment consisted of the following:


                                   March 31, 1998    December 31, 1997
                                   --------------    -----------------
Equipment and machinery ........   $ 4,717,952       $ 4,505,804

Furniture and fixtures .........       458,300           407,722

Leasehold improvements .........        90,219            85,892
                                   -----------       -----------
                                     5,266,471         4,999,418

Less-accumulated depreciation ..    (2,614,254)       (2,499,014)
                                   -----------       -----------
                                   $ 2,652,217       $ 2,500,404
                                   ===========       ===========

(4)     EARNINGS PER SHARE

        In 1997, the Company adopted FASB Statement No. 128 ("SFAS No. 128"), Earnings per Share, effective December 15, 1997. There was no change to previously reported earnings per share as a result of the adoption of this new Financial Accounting Standard.

(5)     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

        In 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of additional financial information. At March 31, 1998, there was no difference in the Company's Net Income and Comprehensive Income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        Results of Consolidated Operations

        In 1997, as a result of an extensive in-depth evaluation, the Company reorganized its California ASIC ("Cal ASIC") division. JMAR's Operating and Net Income for the three months ended March 31, 1998, $20,277 and $18,083, respectively, compared to $123,249 and $101,017 for the three months ended March 31, 1998, respectively, include operating and net losses of $51,121 and $63,155, respectively, generated from Cal ASIC in 1998 compared to Cal ASIC's operating and net losses of $254,448 and $260,501, respectively, for the three months ended March 31, 1997 prior to Cal ASIC's reorganization.

        Revenues for the three months ended March 31, 1998 and 1997 were $4,300,079 and $5,245,501, respectively. The decrease of $945,422 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 is primarily attributable to a temporary decline in sales of its precision instrument products to the disk drive industry of approximately $2,074,000 due to a sharp drop in orders during the three-month period that began in mid-November 1997, when many of the Company's U.S. customers appeared to have delayed capital equipment spending primarily because of uncertainty caused by the economic turmoil in Asia. This decrease, compounded somewhat by fluctuations in market share between disk drive manufacturers, was partially offset by (i) an increase in the Company's sales of its precision equipment to companies in the semiconductor industry of approximately $544,000; (ii) an increase in revenues generated by the Company's X-ray lithography source development program funded by Defense Advanced Research Projects Agency (DARPA) of approximately $250,000; and (iii) an increase in revenues of its Cal ASIC custom semiconductor division of approximately $115,000. As a result of an increase in orders starting in February, 1998 the Company anticipates that sales revenues will increase in the second and third quarters. Certain of the Company's revenues are from a limited number of customers including IBM, Intel and Seagate. As a result, the timing of receipt and shipment of orders for those customers could have a material impact on quarterly results.

        Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1998 and 1997 were $1,309,738 and $1,461,093, respectively. The decrease in SG&A expenses in 1998 is primarily due to a decrease in SG&A expenses of approximately $133,000 related to Cal ASIC as a result of its reorganization late in 1997.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales" expenses, totaled $417,348 and $216,973 for the three months ended March 31, 1998 and 1997, respectively. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $332,801 and $444,165, respectively. Hence, total RD&E expenses for the three month periods were $750,149 and $661,138 for 1998 and 1997, respectively. The increase in the Customer Funded RD&E is primarily related to increases in the X-ray lithography program funded by DARPA resulting in lower expenses in the Company-Funded RD&E due to the Company's allocation of its available resources.

        Interest expense was $40,285 and $55,030 for the three months ended March 31, 1998 and 1997, respectively. The decrease in interest expense in 1998 versus 1997 is due to the conversion of $470,000 of convertible notes into JMAR common stock in August 1997.


CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at March 31, 1998 and December 31, 1997 were $3,555,789 and $3,644,117, respectively. The decrease in cash and cash equivalents for the three months ended March 31, 1998 was $88,328 as compared to a decrease of $580,378 for the three months ended March 31,

1997. The decrease in cash for the three months ended March 31, 1998 resulted primarily from cash used in operations of $1,203,264, capital expenditures of $267,052 and net payments of notes payable of $90,424 offset in part by net short term debt borrowings of $1,450,000 and proceeds from the exercise of stock options and warrants of $26,035. The cash used in operations was primarily used to finance inventory purchases and accounts receivable. Cash from net income plus non-cash operating items for the three months ended March 31, 1998 was $220,110.

        JMAR operations will continue to require the use of working capital. The working capital of PPL is generally funded through its $3,500,000 working capital line (the "Line") with a bank (the "Bank"). The operations of JTC are currently funded through third party contracts. As of March 31, 1998 PPL's availability pursuant to the Line was approximately $3,365,000 of which approximately $1,925,000 was borrowed at that time by PPL. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. The Company is in compliance with all covenants. Management believes that the Company has existing resources to adequately fund operations and working capital requirements through the end of 1998 based on the current level of operations and business conditions.

        At December 31, 1997, the Company had in excess of $25 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not related to historical results are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to markets and customers, delays or cancellations in orders, fluctuations in margins, timing of specific orders, customer reorganizations, demand fluctuations, timely development, introduction and acceptance of new products, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, laser blood sampler, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors, cessation of operations at one or more of its division facilities due to acts of nature such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1997 and in the Company's other filings with the Securities and Exchange Commission.

                              JMAR INDUSTRIES, INC.
                           PART II. OTHER INFORMATION



Item 2. Changes in Securities

        Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 344 shares of Common Stock to its outside directors as compensation for services as directors in February, 1998. This transaction was exempt under Section 4(2) of the Securities Act of 1933.

        In March, 1998, the Company issued 10,000 shares of Common Stock to Vernon H. Blackman, a director of the Company, for services rendered in a transaction exempt under Section 4(2) of the Securities Act of 1933.

        During the quarter ended March 31, 1998, the Company agreed to issue 32,319 shares and an option for 16,160 shares of Common Stock to Baytree Associates, Inc. in connection with a private placement done in November, 1997. This transaction was exempt under Regulation D of the Securities Act of 1933.


Item 6. Reports on Form 8-K

(b)     Reports on Form 8-K

        The Company filed a Report on Form 8-K on March 2, 1998, containing the press release which announced that the Company had extended the expiration date of its warrants which currently trade on the NASDAQ National Market System through April 20, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JMAR INDUSTRIES, INC.


May 11, 1998                            By: /s/ JOHN S. MARTINEZ
                                            ------------------------------------
                                            John S. Martinez, Chief Executive
                                            Officer and Authorized Officer

                                        By: /s/ DENNIS E. VALENTINE
                                            ------------------------------------
                                            Dennis E. Valentine, Chief
                                            Accounting Officer