Form 10-Q
period 1998-06-30
JMAR TECHNOLOGIES INC
filed 1998-08-14
CIK 857953

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

                       For the Quarter Ended June 30, 1998
                         Commission File Number 1-10515


                             JMAR TECHNOLOGIES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                      68-0131180
 ---------------------------------                   ------------------------
  (State or other jurisdiction of                       (I.R.S. employer
   incorporation or organization)                     identification number)


                           3956 Sorrento Valley Blvd.
                               San Diego, CA 92121
                                 (619) 535-1706
          -------------------------------------------------------------
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 11, 1998)


                 Common Stock, $.01 par value: 18,147,009 shares




================================================================================

                             JMAR TECHNOLOGIES, INC.

                                      INDEX


                                                                                 PAGE #
                                                                                 ------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets - December 31, 1997 and                   2
              June 30, 1998

              Consolidated Statements of Income - Three months ended                3
              June 30, 1998 and 1997 and six months ended June 30, 1998 and 1997

              Consolidated Statements of Cash Flows - Six months ended              4
              June 30, 1998 and 1997

              Notes to Consolidated Financial Statements                            5

Item 2.       Management's Discussion and Analysis of Financial Condition           7
              and Results of Operations


PART II.      OTHER INFORMATION

Item 1.       N/A

Item 2.       Changes in Securities                                                 10

Item 3.       N/A

Item 4.       N/A

Item 5.       N/A

Item 6.       Exhibits and Reports on Form 8-K                                      10

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


====================================================================================================

                                                                       June 30,         December 31,
                                                                         1998               1997
                                                                     ------------       ------------
                                                                      (Unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents .................................      $  3,551,990       $  3,644,117
    Accounts receivable, net ..................................         5,482,111          4,308,777
    Notes and other receivable ................................           104,983            111,285
    Inventories ...............................................         4,605,491          4,685,883
    Prepaid expenses and other ................................           998,861            757,896
                                                                     ------------       ------------
        Total current assets ..................................        14,743,436         13,507,958
Receivable from officer .......................................            80,750             78,378
Property and equipment, net ...................................         2,719,871          2,500,404
Other assets, net .............................................         1,113,130            794,073
Goodwill, net .................................................           381,839            388,065
                                                                     ------------       ------------
        TOTAL ASSETS ..........................................      $ 19,039,026       $ 17,268,878
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ..........................................      $  1,229,177       $  1,175,717
    Accrued liabilities .......................................           716,862            546,615
    Accrued payroll and related costs .........................           884,088          1,228,853
    Working capital line of credit.............................         2,050,000            475,000
    Notes payable and capital lease obligations ...............           444,065            447,246
                                                                     ------------       ------------
        Total current liabilities .............................         5,324,192          3,873,431
                                                                     ------------       ------------
Notes payable and capital lease obligations, net of current
  portion .....................................................           745,494            907,235
                                                                     ------------       ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; None issued and outstanding
          as of June 30, 1998 and December 31, 1997 ...........                --                 --

    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 18,112,009 shares as of June 30,
      1998 and 17,890,952 shares as of December 31, 1997.......           181,120            178,910

    Additional-paid in capital ................................        36,749,388         36,587,674

    Accumulated deficit .......................................       (23,961,168)       (24,278,372)
                                                                     ------------       ------------

        Total stockholders' equity ............................        12,969,340         12,488,212
                                                                     ------------       ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............      $ 19,039,026       $ 17,268,878
                                                                     ============       ============

====================================================================================================

                             JMAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


==============================================================================================================


                                                     Three Months Ended                 Six Months Ended
                                               -----------------------------     -----------------------------
                                                 June 30,         June 30,         June 30,         June 30,
                                                   1998             1997             1998             1997
                                               ------------     ------------     ------------     ------------
Sales .....................................    $  6,063,437     $  5,568,606     $ 10,363,516     $ 10,814,107
Costs of sales ............................       3,818,270        3,340,723        6,455,533        6,557,717
                                               ------------     ------------     ------------     ------------
    Gross profit ..........................       2,245,167        2,227,883        3,907,983        4,256,390
                                               ------------     ------------     ------------     ------------
Operating expenses:
  Selling, general and
    administrative ........................       1,505,314        1,587,436        2,815,052        3,048,529
  Research, development and
    engineering ...........................         429,758          436,348          762,559          880,513
                                               ------------     ------------     ------------     ------------
  Total operating expenses ................       1,935,072        2,023,784        3,577,611        3,929,042
                                               ------------     ------------     ------------     ------------
Income from operations ....................         310,095          204,099          330,372          327,348
Interest and other income (expense), net ..          41,742           26,221           79,833           59,019
Interest expense ..........................         (52,716)         (44,858)         (93,001)         (99,888)
                                               ------------     ------------     ------------     ------------
Income before income taxes ................         299,121          185,462          317,204          286,479
Income tax benefit ........................              --          100,000               --          100,000
                                               ------------     ------------     ------------     ------------
Net income ................................    $    299,121     $    285,462     $    317,204     $    386,479
                                               ============     ============     ============     ============
Basic and diluted net income per share ....    $        .02     $        .02     $        .02     $        .02
                                               ============     ============     ============     ============
Weighted average shares outstanding:

    Basic .................................      18,049,323       16,884,515       18,001,069       16,839,023
                                               ============     ============     ============     ============
    Diluted ...............................      19,231,810       18,344,301       19,261,773       18,298,809
                                               ============     ============     ============     ============

==============================================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


=========================================================================================================

                                                                                   Six Months Ended
                                                                          -------------------------------
                                                                          June 30, 1998     June 30, 1997
                                                                          -------------     -------------
Cash flows from operating activities:

    Net income ......................................................      $   317,204       $   386,479
    Adjustments to reconcile net income to net cash used
      in operating activities:

    Depreciation and amortization ...................................          371,775           470,948
    Services received in exchange for common stock or warrants ......           19,614                --
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable ...........................................       (1,173,334)         (454,808)
      Inventories ...................................................           80,392          (774,089)
      Prepaid expenses and other ....................................         (240,965)         (356,923)
      Other assets ..................................................         (393,523)         (176,752)
      Increase (decrease) in:
      Customer deposits .............................................               --          (724,325)
      Accounts payable and accrued liabilities ......................         (121,058)          743,443
                                                                           -----------       -----------

    Net cash used in operating activities ...........................       (1,139,895)         (886,027)
                                                                           -----------       -----------
Cash flows from investing activities:
    Capital expenditures ............................................         (454,441)         (442,158)
    Increase in notes receivable ....................................           (2,372)          (52,553)
    Payments received on notes and other receivable .................            6,302           889,002
    Patent costs ....................................................          (19,003)          (16,003)
                                                                           -----------       -----------
        Net cash provided  by (used in) investing activities ........         (469,514)          378,288
                                                                           -----------       -----------
Cash flows from financing activities:
    Net borrowings (payments) under short-term debt agreements ......        1,575,000          (225,800)
    Net payments of notes payable ...................................         (164,922)           (7,174)
    Net proceeds from the  exercise of options and warrants .........          107,204           354,995
                                                                           -----------       -----------
        Net cash provided by financing activities ...................        1,517,282           122,021
                                                                           -----------       -----------
Net decrease in cash and cash equivalents ...........................          (92,127)         (385,718)
Cash and cash equivalents, beginning of period ......................        3,644,117         2,629,286
                                                                           -----------       -----------
Cash and cash equivalents, end of period ............................      $ 3,551,990       $ 2,243,568
                                                                           ===========       ===========

=========================================================================================================

                             JMAR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)     BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (the "Company") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1997. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 1998 and December 31, 1997, inventories consist of the following:

                                                    June 30, 1998  December 31, 1997
                                                    -------------  -----------------
Raw materials, components and sub-assemblies ...      $2,329,012      $3,673,414

Work-in-process ................................       1,567,541         680,883

Finished goods .................................         708,938         331,586
                                                      ----------      ----------

                                                      $4,605,491      $4,685,883
                                                      ==========      ==========

(3)     PROPERTY AND EQUIPMENT

        As of June 30, 1998 and December 31, 1997, property and equipment consist of the following:

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

                                              June 30, 1998       December 31, 1997
                                              -------------       -----------------
Equipment and machinery ..............         $ 4,851,064          $ 4,505,804
Furniture and fixtures ...............             500,543              407,722
Leasehold improvements ...............             102,253               85,892
                                               -----------          -----------
                                                 5,453,860            4,999,418
Less-accumulated depreciation ........          (2,733,989)          (2,499,014)
                                               -----------          -----------
                                               $ 2,719,871          $ 2,500,404
                                               ===========          ===========

(4)     EARNINGS PER SHARE

        In 1997, the Company adopted FASB Statement No. 128 ("SFAS No. 128"), Earnings per Share, effective December 15, 1997. There was no change to previously reported earnings per share as a result of the adoption of this new Financial Accounting Standard.

(5)      NEW ACCOUNTING PRONOUNCEMENTS

        In 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of additional financial information. At June 30, 1998, there was no difference in the Company's Net Income and Comprehensive Income.

        In February, 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS No. 132 revises and standardizes employers' disclosures about pension and other postretirement benefits, but it does not change the measurement or recognition of those benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 further requires restatement of disclosures for earlier periods provided for comparative purposes. Management believes that the adoption of SFAS No. 132 will not have any impact on the Company's consolidated financial statements or disclosures thereto.

        In March, 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for costs of computer software developed or obtained for internal use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company believes that the adoption of SOP 98-1 will have no significant impact on the Company's consolidated financial statements, results of operations, or related disclosures thereto.

        In April, 1998, AcSEC issued SOP 98-5, "Reporting on the costs of start-up activities". This statement provides guidance on financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The Company believes that the adoption of SOP 98-5 will have no significant impact on the Company's consolidated financial statements, results of operations, or related disclosures thereto.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        RESULTS OF CONSOLIDATED OPERATIONS

        Operating income, income before income taxes and net income for the three month period ending June 30, 1998 were $310,095, $299,121 and $299,121, respectively, compared with $204,099, $185,462 and $285,462, respectively, for the quarter ended June 30, 1997. Therefore, operating income, income before income taxes and net income increased 52 percent, 61 percent and 5 percent, respectively, in the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Net income for the second quarter of 1997 included a tax benefit of $100,000 compared with no benefit recorded for the quarter ended June 30, 1998. Revenues for the three month period ended June 30, 1998 were $6,063,437 compared with $5,568,606 for the three month period ended June 30, 1997.

        For the six months ended June 30, 1998 revenues were $10,363,516 compared with $10,814,107 for the six month period ended June 30, 1997. Operating income, income before income taxes and net income for the first half of 1998 were $330,372, $317,204 and $317,204, respectively, compared to $327,348, $286,479 and $386,479 for the six months ended June 30, 1997. Also included in the first half of 1997 was the tax benefit of $100,000 compared with no benefit recorded for the six months ended June 30, 1998.

        The increase in revenues of $494,831 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 is due to increased demand by the semiconductor and computer disk drive industries for the Company's precision measurement systems plus an increase in revenues generated by the Company's continuing X-ray lithography source development program funded by the Defense Advanced Research Projects Agency (DARPA).

        The decrease in revenues of $450,591 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 is primarily attributable to a decline in sales during the first quarter of 1998 of the Company's precision instrument products to the disk drive industry that the Company believes was caused primarily by the economic turmoil in Asia. The Company experienced a substantial rebound in sales of its precision instrument products during the second quarter of 1998 from its sales during the first quarter. At this time, however, the Company's ability to forecast orders for its precision instrument products for the remainder of 1998 is somewhat limited due to a number of marketplace uncertainties including Asian economic problems and a significant downturn in the worldwide semiconductor industry. Nevertheless, because of anticipated increases in its semiconductor-related businesses during the second half of 1998, the Company expects that its consolidated sales revenue for both the second half and the full year will be greater than they were for the same periods of 1997.

        Gross margins for the six months ended June 30, 1998 and 1997 were 37.7% and 39.4%, respectively, and were 37% and 40% for the three months ended June 30, 1998 and 1997, respectively. The lower gross margins for 1998 are primarily due to competitive pricing pressures on certain products and higher engineering costs related to the customization of certain products for new applications. The Company expects these competitive pressures to continue on certain products in the future and has initiated action to improve its gross margins. However, there is no assurance that these actions will be adequate. In addition, to the extent that the Company's semiconductor-related business at JMAR Semiconductor and JMAR Research represent a greater percentage of the Company's total revenues, the Company's margins may be lower in the future.

        Selling, general and administration ("SG&A") expenses for the three months ended June 30, 1998 and 1997 were $1,505,314 and $1,587,436, respectively, and were $2,815,052 and $3,048,529 for the six months ending June 30, 1998 and June 30, 1997, respectively. The decrease in SG&A expenses in 1998 is primarily due to a decrease in SG&A expenses of approximately $298,000 related to the reorganization of JMAR Semiconductor (formerly California ASIC) at the end of 1997.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales" expenses, totaled $431,985 and $361,612 for the three months ended June 30, 1998 and 1997, respectively, and $849,333 and $578,585 for the six month periods ended June 30, 1998 and 1997, respectively. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $429,758 and $436,348 for the three months ended June 30, 1998 and 1997, respectively, and $762,559 and $880,513 for the six month periods ended June 30, 1998 and 1997, respectively. Therefore, total RD&E expenses for the three month periods were $861,743 and $797,960 for 1998 and 1997, respectively, and $1,611,892 and $1,459,098 for the six month periods in 1998 and 1997, respectively. The increase in the Customer-Funded RD&E is primarily related to an increase in the X-ray lithography program funded by DARPA.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at June 30, 1998 and December 31, 1997 were $3,551,990 and $3,644,117, respectively. The decrease in cash and cash equivalents for the six months ended June 30, 1998 was $92,127 as compared to a decrease of $385,718 for the six months ended June 30, 1997. The decrease in cash for the six months ended June 30, 1998 resulted primarily from cash used in operations of $1,139,895, mainly to fund the growth in the Company's accounts receivable balance, capital expenditures of $454,441 and net payments of notes payable of $164,922 offset in part by net short term bank credit line borrowings of $1,575,000 and proceeds from the exercise of options and warrants of $107,204. Cash from net income plus non-cash operating items for the six months ended June 30, 1998 was $708,593.

        JMAR's operations will continue to require the use of working capital. The working capital of the Company is generally funded through its working capital line with Comerica Bank (the "Bank") and through third party contracts. Subsequent to June 30, 1998, the Bank increased the Company's credit availability from $3.5 million to $6.0 million (the "Line"). The new banking arrangement provides a revolving line of credit to JMAR for up to $5 million bearing interest at the Bank's prime rate, plus an additional $1 million five-year term credit line at the Bank's prime rate for financing equipment purchases and construction of prototype product demonstration systems such as the Company's new Britelight lasers. This is in addition to an existing $787,000 equipment financing loan previously made by the Bank. As of July 31, 1998, JMAR's availability pursuant to the Line was approximately $4,950,000. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. The Company is in compliance with all covenants. Management believes that the Company has existing resources to adequately fund operations and working capital requirements through the end of 1998 based on the current level of operations and business conditions.

        At December 31, 1997, the Company had in excess of $25 million of Federal net operating loss carryforwards, subject to certain annual limitations. To the extent the Company has taxable income in the future, these carryforwards will be used by the Company to reduce its cash outlay for taxes.

YEAR 2000 ISSUE

        The "Year 2000 Issue" is the result of computer systems not being able to distinguish the year 2000 from the year 1900. This issue affects virtually every business, including the Company's, and can affect both the Company's internal information systems, the equipment and components it buys from others and the products it sells. Certain of the Company's products sold prior to September, 1995 may be affected by this issue.

        In early 1998, the Company formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. This project encompasses a review of the Company's internal systems and products as well as its suppliers' compliance. This assessment has been substantially completed at the Company's Precision Systems division and is underway in its Research and Semiconductor divisions. As a result of its assessment process, the Company has identified certain corrective actions which may be required. Some of these actions have already been taken and others remain to be completed. Based upon its understanding of the corrective actions which may be required, the Company expects to complete all required actions by mid-1999.

        In connection with its assessment of the Year 2000 issues, the Company has sent out letters to its customers advising them of the Year 2000 issue and providing them with a testing procedure to diagnose any potential problems which may arise with Year 2000 issues. The Company has also sent questionnaires to its key suppliers requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by those suppliers are Year 2000 compliant.

        Based upon its initial assessment, the Company believes that Year 2000 issues at its facilities should not have a material impact on the Company's financial or operating performance. Although the Company believes that it is justified in relying upon the information it has obtained from its key suppliers, the Company has not obtained and does not intend to obtain independent confirmation of its suppliers' Year 2000 compliance and, therefore, no assurances can be given that the companies upon which the Company relies will timely resolve their own Year 2000 compliance issues.

        The costs to implement the Company's Year 2000 plan are primarily the time devoted by personnel to assess the Year 2000 issues, to communicate with suppliers and customers and to formulate and implement any necessary changes. It is the Company's policy to expense such costs as incurred. To date, the financial impact to the Company of assessing and implementing the changes required to address the Year 2000 issue has not been material to the Company's business, operations, financial condition, liquidity and capital resources. Based upon the Company's current assessment, the Company does not expect the Year 2000 issue to have a material impact on its business, operations, financial condition, liquidity and capital resources in the future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not related to historical results, including statements regarding the Company's plans to address the Year 2000 issues, its estimated costs of remediation and testing, the impact of the failure to reach compliance and its timetable for the implementation of its Year 2000 plans, are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors, temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1997 and in the Company's other filings with the Securities and Exchange Commission.

                             JMAR TECHNOLOGIES, INC.
                           PART II. OTHER INFORMATION


Item 2. Changes in Securities

        (a) Effective as of May 15, 1998, pursuant to the Company's Warrantholder Consent Solicitation, 2,449,691 of the original
        2,705,882 of the Company's publicly traded Common Stock Purchase Warrants (NASDAQ NM symbol: JMARW) have been amended as follows: (i) the Warrant exercise price has been increased from $4.68 to $5.50 per share,
        (ii) the existing redemption provision has been adjusted to provide that the Company may redeem, upon 30 days' written notice, any unexercised Warrants for $0.05 per Warrant if the average closing price of the Company's Common Stock is $7.00 or more over a period of ten consecutive trading days and (iii) the expiration date of the Warrants has been extended to May 15, 2000. The Company reserves the right to amend Warrants held by holders who did not respond to the Warrant Consent Solicitation by the deadline in circumstances where the Company, in its sole discretion, deems appropriate.

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 537 shares of Common Stock to its outside directors as compensation for services as directors in April and June, 1998. These transactions were exempt under
        Section 4(2) of the Securities Act of 1933.

        (ii) In May, 1998, the Company issued to seven employees warrants exercisable into 95,000 shares of Common Stock at an exercise price of $3.00 per share. The warrants were issued pursuant to the Management Incentive Plan dated August 15, 1996 for JMAR Precision Systems, Inc. (the "Incentive Warrants"). The Incentive Warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The Incentive Warrants become exercisable upon the earlier of (i) forty five days after such time as the closing high bid price of the Company's Common Stock for 20 consecutive trading days is greater than $6.38; or
        (ii) the exercise of holders of at least 90 percent of the Company's publicly traded Warrants; or (iii) nine years and six months after the date of grant. The Warrants expire ten years after date of grant.

        (iii) On May 29, 1998, the Company acquired the remaining outstanding shares of JMAR Semiconductor, Inc. by merging California ASIC, Inc. ("Cal ASIC") into JMAR Semiconductor, Inc. resulting in the conversion of the remaining Cal ASIC shares into the right to receive a total of 24,045 shares of the Company's Common Stock. This transaction was exempt under Section 4(2) of the Securities Act of 1933.


Item 6. Exhibits and Reports on Form 8-K

        (a)   The exhibit listed below is filed as part of this Report.

              Exhibit 10.1 Master Revolving Note, Addendum to Master Revolving Note, Variable Rate - Single Payment Note and Addendum to $1,000,000 Variable Rate-Single Payment Note between Comerica Bank-California and the Company.

        (b)   Reports on Form 8-K

              The Company filed a Report on Form 8-K on June 17, 1998, describing the Company's name change and reporting the results of the Company's Consent Solicitation to amend the Company's publicly traded warrants.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             JMAR TECHNOLOGIES, INC.



August 11, 1998               By:  /s/ John S. Martinez
                                 ----------------------------------------------
                                 John S. Martinez, Chief Executive Officer
                                 and Authorized Officer



                             By:  /s/ Dennis E. Valentine
                                 ----------------------------------------------
                                  Dennis E. Valentine, Chief Accounting Officer