Form 10-Q
period 1998-09-30
JMAR TECHNOLOGIES INC
filed 1998-11-10
CIK 857953

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998
                         Commission File Number 1-10515


                             JMAR TECHNOLOGIES, INC.
             ------------------------------------------------------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 4, 1998)


                 Common Stock, $.01 par value: 17,988,121 shares


================================================================================

                             JMAR TECHNOLOGIES, INC.

                                      INDEX



                                                                                   PAGE #
                                                                                   ------
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Balance Sheets - December 31, 1997 and                   2
                September 30, 1998

                Consolidated Statements of Income - Three months ended                3
                September 30, 1998 and 1997 and nine months ended September
                30, 1998 and 1997

                Consolidated Statements of Cash Flows - Nine months ended             4
                September 30, 1998 and 1997

                Notes to Consolidated Financial Statements                            5

Item 2.         Management's Discussion and Analysis of Financial Condition           7
                and Results of Operations


PART II.        OTHER INFORMATION

Item 1.         N/A

Item 2.         Changes in Securities                                                 10

Item 3.         N/A

Item 4.         Submission of Matters to a Vote of Security Holders                   10

Item 5.         N/A

Item 6.         Exhibits and Reports on Form 8-K                                      10

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


================================================================================



                            ASSETS                                                Sept. 30, 1998        Dec. 31, 1997
                                                                                  --------------        -------------
                                                                                   (Unaudited)
Current Assets:
    Cash and cash equivalents .............................................        $  3,639,945         $  3,644,117
    Accounts receivable, net ..............................................           6,118,401            4,308,777
    Notes and other receivable ............................................             101,762              111,285
    Inventories ...........................................................           4,497,679            4,685,883
    Prepaid expenses and other ............................................           1,095,645              757,896
                                                                                   ------------         ------------
        Total current assets ..............................................          15,453,432           13,507,958
Receivable from officer ...................................................              81,966               78,378
Property and equipment, net ...............................................           2,718,477            2,500,404
Other assets, net .........................................................           1,200,586              794,073
Goodwill, net .............................................................             362,174              388,065
                                                                                   ------------         ------------

        TOTAL ASSETS ......................................................        $ 19,816,635         $ 17,268,878
                                                                                   ============         ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ......................................................        $  1,085,924         $  1,175,717
    Accrued liabilities ...................................................             584,056              546,615
    Accrued payroll and related costs .....................................             769,247            1,228,853
    Working capital line of credit ........................................           3,000,000              475,000
    Notes payable and capital lease obligations ...........................             509,423              447,246
                                                                                   ------------         ------------
        Total current liabilities .........................................           5,948,650            3,873,431
                                                                                   ------------         ------------
Notes payable and capital lease obligations, net of current
  portion .................................................................             570,613              907,235
                                                                                   ------------         ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; None issued and outstanding
          as of September 30, 1998 and December 31, 1997 ..................                  --                   --

    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 18,156,709 shares as of September 30, 1998 and
          17,890,952 shares as of December 31, 1997 .......................             181,566              178,910

    Additional-paid in capital ............................................          36,775,037           36,587,674

    Accumulated deficit ...................................................         (23,659,231)         (24,278,372)
                                                                                   ------------         ------------

        Total stockholders' equity ........................................          13,297,372           12,488,212
                                                                                   ------------         ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................        $ 19,816,635         $ 17,268,878
                                                                                   ============         ============


================================================================================

                             JMAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                       Three Months Ended                          Nine Months Ended
                                                ---------------------------------         ---------------------------------
                                                  Sept. 30,            Sept. 30,            Sept. 30,            Sept. 30,
                                                    1998                 1997                 1998                 1997
                                                ------------         ------------         ------------         ------------
Sales ..................................        $  5,799,458         $  5,583,611         $ 16,162,974         $ 16,397,718
Costs of sales .........................           3,446,797            3,294,495            9,902,330            9,852,212
                                                ------------         ------------         ------------         ------------
    Gross profit .......................           2,352,661            2,289,116            6,260,644            6,545,506
                                                ------------         ------------         ------------         ------------
Operating expenses:
  Selling, general and
    administrative .....................           1,565,580            1,582,770            4,380,632            4,631,299
  Research, development and
    engineering ........................             462,694              445,283            1,225,253            1,325,796
                                                ------------         ------------         ------------         ------------
  Total operating expenses .............           2,028,274            2,028,053            5,605,885            5,957,095
                                                ------------         ------------         ------------         ------------
Income from operations .................             324,387              261,063              654,759              588,411
Interest and other income (expense), net              22,609               19,456              102,442               78,475
Interest expense .......................             (45,059)             (45,466)            (138,060)            (145,354)
                                                ------------         ------------         ------------         ------------
Income before income taxes .............             301,937              235,053              619,141              521,532
Income tax benefit .....................                  --               65,000                   --              165,000
                                                ------------         ------------         ------------         ------------
Net income .............................        $    301,937         $    300,053         $    619,141         $    686,532
                                                ============         ============         ============         ============
Basic and diluted net income per share .        $        .02         $        .02         $        .03         $        .04
                                                ============         ============         ============         ============
Weighted average shares outstanding:

    Basic ..............................          18,151,077           16,991,260           18,051,621           16,947,171
                                                ============         ============         ============         ============
    Diluted ............................          19,061,366           19,344,309           19,182,268           18,652,345
                                                ============         ============         ============         ============


================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


================================================================================

                                                                              Nine Months Ended
                                                                      ----------------------------------
                                                                      Sept. 30, 1998      Sept. 30, 1997
                                                                      --------------      --------------
Cash flows from operating activities:

    Net income ................................................        $   619,141         $   686,532
    Adjustments to reconcile net income to net cash used
      in operating activities:

    Depreciation and amortization .............................            568,986             725,200
    Services received in exchange for common stock or warrants              19,616                 607
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable .....................................         (1,809,624)           (165,200)
      Inventories .............................................            188,204            (699,517)
      Prepaid expenses and other ..............................           (337,749)           (402,623)
      Other assets ............................................           (517,698)           (407,194)
      Increase (decrease) in:
      Customer deposits .......................................              8,800            (724,325)
      Accounts payable and accrued liabilities ................           (520,758)            179,753
                                                                       -----------         -----------

    Net cash used in operating activities .....................         (1,781,082)           (806,767)
                                                                       -----------         -----------
Cash flows from investing activities:
    Capital expenditures ......................................           (572,596)           (589,072)
    Increase in notes receivable ..............................             (3,588)           (306,500)
    Payments received on notes and other receivable ...........              9,523             894,594
    Patent costs ..............................................            (34,657)            (21,099)
                                                                       -----------         -----------
        Net cash used in investing activities .................           (601,318)            (22,077)
                                                                       -----------         -----------
Cash flows from financing activities:
    Net borrowings (payments) under short-term debt agreements           2,525,000            (169,280)
    Net payments of notes payable .............................           (280,071)            (86,443)
    Net proceeds from the  exercise of options and warrants and
       repurchases of stock ...................................            133,299             667,544
                                                                       -----------         -----------
        Net cash provided by financing activities .............          2,378,228             411,821
                                                                       -----------         -----------
Net decrease in cash and cash equivalents .....................             (4,172)           (417,023)
Cash and cash equivalents, beginning of period ................          3,644,117           2,629,286
                                                                       -----------         -----------
Cash and cash equivalents, end of period ......................        $ 3,639,945         $ 2,212,263
                                                                       ===========         ===========


================================================================================

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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1997. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 1998 and December 31, 1997, inventories consist of the following:

                                                       September 30,     December 31,
                                                           1998              1997
                                                       -------------     ------------
Raw materials, components and sub-assemblies ...        $2,411,745        $3,673,414

Work-in-process ................................         1,497,386           680,883

Finished goods .................................           588,548           331,586
                                                        ----------        ----------

                                                        $4,497,679        $4,685,883
                                                        ==========        ==========

(3)     PROPERTY AND EQUIPMENT

        As of September 30, 1998 and December 31, 1997, property and equipment consist of the following:

                                              September 30,         December 31,
                                                  1998                  1997
                                              -----------           -----------
Equipment and machinery ............          $ 4,928,585           $ 4,505,804
Furniture and fixtures .............              537,222               407,722
Leasehold improvements .............              106,208                85,892
                                              -----------           -----------
                                                5,572,015             4,999,418
Less-accumulated depreciation ......           (2,853,538)           (2,499,014)
                                              -----------           -----------
                                              $ 2,718,477           $ 2,500,404
                                              ===========           ===========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



(4)     EARNINGS PER SHARE

        In 1997, the Company adopted FASB Statement No. 128 ("SFAS No. 128"), Earnings per Share, effective December 15, 1997. There was no change to previously reported earnings per share as a result of the adoption of this new Financial Accounting Standard.

(5)     NEW ACCOUNTING PRONOUNCEMENTS

        In 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of additional financial information. At September 30, 1998, there was no difference in the Company's Net Income and Comprehensive Income.

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

        The Company will be required to adopt the FASB's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 will not affect the results of operations or financial position, but may affect the disclosure of the segment information that will be disclosed in the Annual Report on Form 10-K for the year ended December 31, 1998.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        RESULTS OF CONSOLIDATED OPERATIONS

        Operating income, income before taxes and net income for the three month period ending September 30, 1998 were $324,387, $301,937 and $301,937, respectively, compared with $261,063, $235,053 and $300,053, respectively, for the quarter ended September 30, 1997. Therefore, operating income and income before tax increased 24 percent and 28 percent, respectively. Although net income was approximately the same for the two periods, net income for the quarter ended September 30, 1997 including a tax benefit of $65,000 compared with no benefit recorded for the quarter ended September 30, 1998. Revenues for the three month period ended September 30, 1998 were $5,799,458 compared with $5,583,611 for the three month period ended September 30, 1997.

        Operating income, income before taxes and net income for the nine months ended September 30, 1998 were $654,759, $619,141 and $619,141, respectively, compared to $588,411, $521,532 and $686,532, respectively, for the nine months ended September 30, 1997. Included in the net income for the nine months ended September 30, 1997 is a tax benefit of $165,000 compared with no benefit recorded in the net income for the nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1998 and 1997 were $16,162,974 and $16,397,718, respectively.

        The increase in revenues of $215,847 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 is due to the increase in revenue generated by the Company's continuing X-ray lithography source development program funded by the Defense Advanced Research Projects Agency (DARPA) and the Company's integrated circuit technology and fabrication program funded by contracts from two major U.S. aerospace corporations. These increases were partially offset by a decline in revenues of the Company's precision instruments and systems due to marketplace uncertainties, including Asian economic problems, and a significant downturn in the worldwide semiconductor industry.

        The decrease in revenues of $234,744 for the nine months ended September 30, 1998 compared to 1997, is primarily attributable to the decline in sales of the Company's precision instrument products primarily due to reduced demand by the computer disk drive industry offset in part by increases in the Company's semiconductor-related business primarily in X-ray lithography and semiconductor design and process development. The Company's ability to forecast orders for its precision instrument products continues to be somewhat limited due to continuing marketplace uncertainties. However, because of a substantial recent increase in orders for its semiconductor products and services, the Company believes that its consolidated sales revenue for both the fourth quarter and the full year could be greater than they were for the same periods of 1997.

        Gross margins for the nine months ended September 30, 1998 and 1997 were 38.7% and 39.9%, respectively, and for the three months ended September 30, 1998 and 1997 were 40.6% and 41.0%, respectively. The lower gross margins for 1998 are primarily due to competitive pricing pressures on certain products, higher engineering costs related to the customization of certain products for new applications and increases in semiconductor-related business at JMAR Semiconductor and JMAR Research. These decreases were offset in part by lower material costs due to higher volume purchases of inventory related to certain product orders and cost reductions in the manufacturing process. The Company expects continued competitive pressures on certain products. In addition, to the extent that the Company's semiconductor-related business at JMAR Semiconductor and JMAR Research continues to represent a higher percentage of the Company's total revenues, the Company's margins may be lower in the future.

        Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1998 and 1997 were $1,565,580 and $1,582,770, respectively, and were $4,380,632 and $4,631,299 for the nine months ending September 30, 1998 and 1997, respectively. The decrease in SG&A expenses for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 is primarily due to a decrease in SG&A expenses of approximately $447,000 related to the reorganization of JMAR Semiconductor (formerly California ASIC) at the end of 1997 partially offset by higher payroll costs and higher investor relations costs.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales" expenses, totaled $709,413 and $324,759 for the three months ended September 30, 1998 and 1997, respectively, and $1,558,776 and $903,344 for the nine month periods ended September 30, 1998 and 1997, respectively. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $462,694 and $445,283 for the three months ended September 30, 1998 and 1997, respectively, and $1,225,253 and $1,325,796 for the nine month periods ended September 30, 1998 and 1997, respectively. Therefore, total RD&E expenses for the three month periods were $1,172,107 and $770,042 for 1998 and 1997, respectively, and $2,784,029 and
$2,229,140 for the nine month periods in 1998 and 1997, respectively. The increase in the Customer-Funded RD&E is primarily related to an increase in the X-ray lithography program funding provided by DARPA.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at September 30, 1998 and December 31, 1997 were $3,639,945 and $3,644,117, respectively. The decrease in cash and cash equivalents for the nine months ended September 30, 1998 was $4,172 as compared to a decrease of $417,023 for the nine months ended September 30, 1997. The decrease in cash for the nine months ended September 30, 1998 resulted primarily from cash used in operations of $1,781,082, mainly to fund the growth in the Company's accounts receivable balance, capital expenditures of $572,596 and net payments of notes payable of $280,071 offset in part by net short term bank credit line borrowings of $2,525,000 and net proceeds from the exercise of options and warrants and repurchases of stock of $133,299. A significant portion of the receivable growth was driven by the timing of billings and related cash collections on certain long-term contracts. Cash from net income plus non-cash operating items for the nine months ended September 30, 1998 was $1,207,743.

        JMAR's operations will continue to require the use of working capital. The working capital of the Company is generally funded through its working capital line with Comerica Bank (the "Bank") and through third party contracts. In 1998, the Bank increased the Company's credit availability from $3.5 million to $6.0 million (the "Line"). The new banking arrangement provides a revolving line of credit to JMAR for up to $5 million bearing interest at the Bank's prime rate, plus an additional $1 million five-year term credit line at the Bank's prime rate for financing equipment purchases and construction of prototype product demonstration systems such as the Company's new Britelight lasers. This is in addition to an existing $729,000 equipment financing loan previously made by the Bank. As of October 31, 1998, JMAR's availability pursuant to the Line was approximately $5,950,000. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. The Company is in compliance with all covenants. Management believes that the Company has existing resources to adequately fund operations and working capital requirements at least through September 30, 1999 based on the current level of operations and business conditions.

        In September, 1998, the Board of Directors authorized the repurchase, from time-to-time of up to $2,000,000 of its own shares of common stock in the open market, or in negotiated transactions, when they are available at prices the Company considers attractive. As of November 4, 1998, the Company had repurchased approximately 200,000 shares pursuant to this repurchase program.

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

                             JMAR TECHNOLOGIES, INC.
                           PART II. OTHER INFORMATION



Item 2. Changes in Securities

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 412 shares of Common Stock to its outside directors as compensation for services as directors in August, 1998. These transactions were exempt under Section 4(2) of the Securities Act of 1933.


Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on August 6, 1998, the following matter was voted on:

        (a) The following directors were elected: John S. Martinez (14,290,389 affirmative votes and 129,433 votes withheld); James
               H. Banister, Jr. and C. Neil Beer (14,292,231 affirmative votes and 127,593 votes withheld); Vernon H. Blackman (14,289,971 affirmative votes and 129,853 votes withheld); and Barry Ressler (14,291,611 affirmative votes and 128,213 votes withheld).


Item 6. Exhibits and Reports on Form 8-K

        (a) The exhibit listed below is filed as part of this Report.

               Exhibit 10.1 Employment Agreement between JMAR Technologies, Inc. and Joseph G. Martinez, dated April 16, 1998.

               Exhibit 27 Financial Data Schedule

        (b) Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended September 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JMAR TECHNOLOGIES, INC.


November 9, 1998                        By: /s/ John S. Martinez
                                            ------------------------------------
                                            John S. Martinez, Chief Executive
                                            Officer and Authorized Officer

                                        By: /s/ Dennis E. Valentine
                                            ------------------------------------
                                            Dennis E. Valentine, Chief
                                            Accounting Officer

                                 EXHIBIT INDEX


Exhibit 10.1 - Employment Agreement between JMAR Technologies, Inc.
               and Joseph G. Martinez, dated April 16, 1998.

Exhibit 27   - Financial Data Schedule