Form 10-K405
period 1998-12-31
JMAR TECHNOLOGIES INC
filed 1999-03-31
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-10515
                       -------


                             JMAR Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    68-0131180
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

3956 Sorrento Valley Blvd., San Diego, CA                  92121
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (619) 535-1706
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on which
          Title of each class                                registered
          -------------------                     ------------------------------
-------------------------------------    ---------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                          Common Stock Purchase Warrant
--------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of common stock held by non-affiliates of the Registrant as of March 9, 1999 was approximately $36,086,960. The aggregate market value was based on the closing price on March 9, 1999 for the common stock as quoted on the NASDAQ National Market System. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 9, 1999. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

        Number of shares outstanding of common stock: Common Stock, $.01 Par Value - 18,041,957 shares as of March 9, 1999.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Founded in 1987, San Diego, California based JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (the "Company" or "JMAR") is a micro-technology company. JMAR develops, manufactures and markets precision measurement, motion control and laser manufacturing systems, provides custom semiconductor products for the microelectronics industry and is a leading developer of advanced lithography sources for production of future higher performance semiconductors. JMAR's business involves the utilization of specialized forms of light energy, such as lasers, X-rays and precision regulated light sources. In 1998, in addition to changing the name of the Corporation from JMAR Industries, Inc. to JMAR Technologies, Inc., the Company re-named its divisions to more accurately reflect the current activities and future direction of those entities. The new names, with the former names in parenthesis, are as follows: JMAR Precision Systems, Inc. ("JPSI") (Pacific Precision Laboratories, Inc.); JMAR Semiconductor, Inc. ("JSI")(California ASIC, Inc.) and JMAR Research, Inc. ("JRI") (JMAR Technology Co.). JMAR's three business segments, all located in Southern California, are as follows:

        PRECISION SYSTEMS which are manufactured and sold by JPSI, the Company's equipment manufacturing division, located in Chatsworth, California, northwest of Los Angeles. These products and systems currently include:
Measurement and Inspection Systems - non-contact systems to measure and inspect microelectronics (primarily semiconductors and disk drives) parts for process control, yield enhancement and quality assurance purposes; Positioning and Motion Control - to improve the precision of microelectronics manufacturing; and Laser Processing Systems - which perform many highly precise welding, cutting and circuit repair operations required by the microelectronics industry.

        CONTRACT RESEARCH AND DEVELOPMENT which is conducted by JRI, the Company's research and development center in San Diego where JMAR's micro-technology products are conceived and prototyped. They include novel X-ray and other types of advanced illumination sources; lasers for high precision semiconductor lithography, micromachining, and metrology applications; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

        SEMICONDUCTOR PRODUCTS AND PROCESSES which are provided by JSI, the Company's semiconductor design and engineering organization located south of Los Angeles in Irvine. Using advanced design tools and established foundry relationships with semiconductor producers, this "fab-less" supplier of semiconductors focuses on the development and delivery of high performance custom microcircuits for a wide range of commercial, medical and military electronics uses. JSI also provides high value technology services related to semiconductor fabrication and production.

BUSINESS SUMMARY

PRECISION SYSTEMS:

        The Precision Systems segment, consisting of products which are manufactured and sold by JPSI, include:

        MEASUREMENT AND INSPECTION SYSTEMS - MEASUREMENT, INSPECTION AND ALIGNMENT. During 1998, JMAR's non-contact video and laser-based Measurement and Inspection Systems product line accounted for approximately 44 percent of the Company's revenues. JMAR's measurement and inspection systems are sold primarily to manufacturers of semiconductors and computer disk drives. This line utilizes state-of-the-art machine vision and laser position sensors integrated with programmable optics and lighting control, precision X-Y-Z motion control and other computer controlled functions to check variations in geometries in microelectronics components. Proprietary algorithms are written by JPSI for edge sensing, height sensing and point taking and fed into mathematical formulas to determine straightness of lines, dimensional data, height measurements, angles and radii of curvature of microelectronic devices.

        In late 1995, the Precision Systems division introduced its compact Mirage(TM) tabletop, non-contact, high-resolution video/laser measurement system to complement its larger series 3000 and 4000 systems, all of which are targeted towards the microelectronics industry. The Mirage(TM) can be used for a variety of applications including incoming and outgoing inspection, off-line process control for equipment, process verification and many laboratory functions. The Mirage(TM) has proven to be a large success for the Measurement and Inspection systems group. The Company's standard Series 3000 systems incorporate video-based measurement and offer several different sizes of X-Y stages while the larger Series 4000 combines video and laser height probes to provide high accuracy X-Y-Z measurements.

        In late 1998, the Company introduced the newest member of its Measurement and Inspection Systems family, the Lumina(TM) System. The Lumina(TM), with its larger tabletop for greater measurement travel distance and linear motor for more precise motion, provides a higher performance measurement and inspection system for the microelectronics industry.

        POSITIONING AND MOTION CONTROL. During 1998, the Positioning and Motion Control product line accounted for approximately 18 percent of the Company's revenues. JMAR manufactures a wide range of precision customized positioning stages and motion control devices for the microelectronics industry, including a standard product line of stages capable of being integrated into customer turnkey systems. These stages, which are the fundamental building blocks of many microelectronic manufacturing systems, are often integrated into comprehensive custom products and systems. In addition, the Company provides positioning components and subsystems for original equipment manufacturers ("OEM") as well as for its own measurement and inspection systems and laser processing products.

        With the Company's acquisition of Continuum Engineering in December 1998, the Company added a line of flexible motion control systems to its Positioning and Motion Control product line. The addition of these products expands the Company's range of motion control products and allows the Company to address areas of the measurement and inspection equipment system market that previously were unavailable to the Company.

        LASER PROCESSING SYSTEMS. The Precision Systems division also manufactures and sells laser microelectronics repair systems, precision laser machining and welding centers and laser micromachining centers. While the Company produces laser machining and welding systems based on commercially-available laser technology, it is currently focusing its new laser system development programs on the micromachining market, which will make use of the Company's emerging new Britelight(TM) laser technology.

        Laser Repair Systems. JMAR's laser repair systems utilize state-of-the-art lasers for microelectronics manufacturing and repair. There is a growing need for higher precision instruments to probe, inspect and repair semiconductor assemblies such as Multi-Chip Modules ("MCM"). The Company's optical inspection stations are used to locate open and short circuits while its Laser Processing Stations are designed to meet today's demanding requirements for repair of MCM and other microelectronic circuits.

        Current laser repair system models use excimer lasers to repair short circuits by removing excess material. This type of laser is capable of delivering a broad combination of power levels, material removal, spot sizes and energy uniformity.

        Laser Machining and Welding Centers. JMAR also produces Laser Machining and Welding Centers for targeted marketplaces in the microelectronics industry. These products include high accuracy small component welding systems which utilize vision controlled alignment and sub-micron position repeatability. The Company also produces laser processing stations for welding of microelectronic feed-throughs and medical implantables and systems for welding critical computer disk drive components. JMAR's precision micro-positioning and vision processing technologies are incorporated into its Laser Machining and Welding Centers to provide customers with single source, full turnkey manufacturing systems which often include laser beam delivery systems, parts handling and barcode readers.

        Laser Micromachining Centers. JMAR's patented short pulse solid state Britelight(TM) laser are currently in the prototype development phase. As the emerging Britelight(TM) laser technology with high-powered picosecond* pulse capability becomes available for integration with a laser machining center, the Company plans to utilize this new laser source as the heart of its systems for a broad range of applications. In January, 1999 JMAR introduced the BL-1001, the first of a planned family of Britelight(TM) lasers, at the Photonics West equipment exhibit. In addition, under an agreement signed in 1998, a major distributor of laser systems, Polytec PI, will sell the BL-1001 exclusively for the scientific market in the United States and Canada and non-exclusively for other applications. See "Factors That May Affect Future Results".

* Laser pulse widths (measured in time) which are shorter than one billionth of a second.

        CUSTOM PRODUCTS. In addition to its standard products, JPSI designs, engineers and manufactures customized systems based on its motion control, measurement and/or laser system capabilities to meet specified requirements of customers. Frequently, the design of a particular custom product may lead to additional sales of that product to the customer.

RESEARCH AND DEVELOPMENT:

        JMAR's contract and company-funded R&D programs, performed by JRI, have created a broad world-class technology base that provides the foundation for an array of important new commercial product lines and business areas. These programs include:

        CONTRACT RESEARCH AND DEVELOPMENT. The Company performs profitable research and development contract work at JRI for third party customers, including the U.S. government. The goals of these efforts are to develop commercially significant products based on the Company's proprietary laser and advanced optical technology.

        ADVANCED LITHOGRAPHY SOURCES FOR SEMICONDUCTOR MANUFACTURING. Lithography is one of the most critical steps in the production of semiconductors. It is a photographic process which uses precision light sources to copy intricate computer-generated electronic circuit designs onto the semiconductor chips. A typical lithography system consists of an illumination source integrated into an apparatus known as a "stepper" or an "aligner". The combined system is installed in the semiconductor fabrication line.

        Semiconductors are the engines that drive the technology industry. Whereas the economics of most industries are driven by consumption or deterioration, the economics of the semiconductor industry are driven by continuous innovation because semiconductors rarely wear out. To continue to grow, the semiconductor industry must develop ever more powerful computer chips at a rapid pace. That requires continuing advances in the ability of the industry to produce ever-smaller circuit feature sizes which make it possible to produce higher circuit densities. Next-generation lithography (NGL) systems, employing shorter wavelength illumination sources, are required to make smaller feature sizes. JMAR is one of the leading developers of compact high-intensity short-wavelength X-ray next-generation lithography sources.

        The total size of the lithography market is substantial. The semiconductor industry purchases between 1,500 to 2,000 new lithography systems per year at prices ranging from approximately $700,000 to $7 million. Historically, as circuit feature sizes have become smaller the prices of the lithography systems have increased rapidly.

        In X-ray lithography, the illumination is provided by an X-ray source. JMAR's point source X-ray lithography ("XRL") technology utilizes the Company's patented Britelight(TM) high-power, picosecond-class, diode-pumped solid state laser technology to generate the X-rays required to print microscopic circuits finer than the 0.18 micron (one micron is about one-one hundredth of the thickness of a human hair) feature size of today's state-of-the-art optical lithography processes. As the semiconductor industry moves toward squeezing more and more circuits onto each chip, uncertainty exists as to whether current optical lithography technology will remain either feasible or economically viable. Major issues include the need for new light sources that can deliver the shorter wave lengths required and the availability and cost of appropriate optical materials.

        Extensive process development work at several leading centers around the world have demonstrated the viability of X-ray lithography using large immobile X-ray sources known as "synchrotrons". The Company believes that most of the industry considers these sources to be overly cumbersome, too expensive and extremely inflexible.

        JMAR's XRL program, aimed at providing an acceptable alternative to the synchrotron, is developing a proprietary compact point source that, when completed, is expected to be economically competitive with and no larger than conventional optical lithography sources. The Company believes that once these much smaller and more cost effective X-ray lithography systems become commercially available, they will be well received. Semiconductor industry sources have made it clear that for the industry to stay on schedule to support future market needs, the upcoming 0.13 micron technology must be available to enter production by 2003, followed by 0.10 micron and 0.07 micron technology on three year intervals thereafter. JMAR believes its X-ray lithography source technology will be a leading candidate to fulfill these demanding semiconductor industry requirements. See "Market-Advanced Lithography" below and "Factors That May Affect Future Results".

        In January, 1994, after working on company funds and smaller government funded X-ray lithography R&D contracts in prior years, JMAR received a $6.9 million multi-year contract to develop its laser-plasma Picosecond X-ray Source ("PXS") for use in a point source X-ray stepper system. In July, 1998, JMAR received a $13 million multi-year contract to continue this development and to construct an X-ray lithography point source demonstration system capable of supporting production rates of up to twenty-four 300mm diameter semiconductors per hour. These contracts were issued by the U.S. Army Research Laboratory and are sponsored by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense. Since 1991, the cumulative amount of U.S. government contracts awarded to JMAR for its X-ray lithography point source development program totals in excess of $20,000,000. The revenues from these contracts constituted 23 percent of the Company's 1998 sales.

        HIGH PERFORMANCE "SOFT" X-RAY SOURCES. During the course of its work on its X-ray lithography R&D contracts, JMAR has achieved a major X-ray production performance milestone which it believes constitutes an important breakthrough. In qualification testing early in 1999, individual Britelight(TM) modules were producing approximately 3 watts of 1-nanometer synchrotron-like X-rays on a steady state basis. This X-ray production achievement is substantially greater than that of any other laser plasma X-ray source. It represents a significant advance in the Company's drive to develop a compact, lower-cost alternative to the large, costly synchrotrons for advanced semiconductor lithography and other applications.

        JMAR's patented picosecond X-ray source ("PXS") is only a few cubic feet in size, consisting of several individual modules each powered by the Company's new Britelight(TM) laser. These modules produce a rapid train of very short and powerful light pulses having intensities of many hundreds of trillions of watts per square centimeter that are focused into a breadbox-size chamber to produce X-rays. The Company believes that the tiny, less than seven micron, X-ray source spot size generated by the PXS also opens the door for JMAR to become a serious competitor in alternative major-market commercial X-ray applications such as high resolution X-ray imaging, radiobiology, X-ray fluorescence analysis and X-ray micromachining.

SEMICONDUCTOR PRODUCTS AND PROCESSES:

        SEMICONDUCTOR PRODUCTS. During 1998, the emerging Semiconductor Products and Processes product line accounted for approximately 12 percent of the Company's revenues. In 1998 JMAR Semiconductor was re-constituted as a "fabless" producer of semiconductors using the manufacturing capabilities readily available around the world. To accomplish this, JMAR Semiconductor negotiated a series of foundry arrangements with other semiconductor manufacturers that give it the means for production without the volume constraints posed by reliance on its existing fabrication facilities. Today, in its role as a "fabless" supplier of custom semiconductors, JSI has the ability to address a much broader segment of the semiconductor market and offer a far wider range of high-performance chips without those volume constraints.

        In September 1998, JMAR Semiconductor was awarded a $1.5 million contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. Under this contract, issued by TRW Space and Electronics Group acting as a prime contractor for the Defense Microelectronics Activity ("DMEA"), JMAR will develop a family of advanced, generic microcircuits that will emulate and replace a range of obsolete logic families widely used in military electronic systems. The microcircuits being developed by JMAR Semiconductor will enable DMEA to provide a quick replacement for the obsolete parts. The Company expects that the proprietary circuit development activities provided under this contract will position JSI to develop a commercially viable set of standard products suitable for broad use in the commercial semiconductor marketplace.

        FOUNDRY MANAGEMENT SERVICES. In September 1998, JMAR Semiconductor was awarded a $4.3 million contract to design, develop and install an integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems. Under this contract, issued by General Dynamics Information Systems acting as a prime contractor for the DMEA, JMAR has designed and is building, equipping and staffing an expanded in-house custom integrated circuit prototyping facility at DMEA's Sacramento facility. With its complete low-volume wafer-to-packaging fabrication capability, the new facility will produce innovative custom microcircuits to satisfy the critical needs of obsolete military system electronics. One of the overall goals of this program is to provide long-term support to DMEA for digital, analog and severe environment military equipment. The contract awarded to JSI covers the initial 15-month phase of a multi-year program encompassing the development and installation of a range of critical wafer fabrication technologies. In addition to the facility development required in this initial phase of the program, JSI will license and install proven CMOS technology and transfer new gate array design technology for the fabrication of replacement microcircuits.

MARKET

        The Company's technology base has applications in several market areas:

        LASER PROCESSING SYSTEMS. The worldwide market for laser based material processing equipment is generally viewed as being divided into two major application categories. The first category is the cutting or joining of parts having large sections or geometries that do not require a high level of precision. In general, manufacturers of high power CO2 and YAG lasers dominate this market. The Company chooses to compete in the second application category directed toward the microelectronics industry which involves the manufacture of systems to handle objects that require a high level of precision and which normally have a high value added component. These applications require small parts handling systems, vision-aided alignment, use of sub-micron positioning and laser pointing. Examples of applications for which the Company's systems are used are spot welding of flexures used in the disk drive industry, welding of hermetically sealed microelectronic modules and other microelectronic applications which require sub-micron positioning and alignment, such as the repair of semiconductor multichip modules (both open circuits and shorts repair) and the repair or process of high density interconnects.

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

        MEASUREMENT AND INSPECTION Systems. In this market, the Company concentrates on providing manufacturing equipment for the microelectronics and medical industries. The mass storage industry (hard disk drives and tape backup systems), microelectronics and semiconductor segments of such industries constitute the targeted marketing focus of the Company. The Company believes that the total annual sales in the niches within this market in which it currently competes are approximately $100 million.

        The Company provides equipment needed to improve manufacturing process yields in environments where precision sub-micron accuracy and repeatability for parts measurement or inspection are required and contact between the measurement device and the products could result in damage or contamination. The Company uses non-contact technologies such as optical/video with image analysis and laser distance probes. By combining its expertise in non-contact technologies with strong systems integration skills, JMAR believes it is able to provide the solutions required by these targeted market segments. The Company also believes that the trend toward small and more intricate electronic devices will continue to increase the demand for non-contact technologies, parts handling and full integration for a turnkey solution in which it specializes.

        R&D efforts in 1999 are expected to provide new products and systems into the market that the Company believes will answer the needs of key customers in its primary markets. The Company further believes that its R&D efforts will produce new products that are expected to substantially increase the markets in which its measurement and inspection product line currently competes. See "Factors That May Affect Future Results".

        ULTRA-PRECISION LASER MANUFACTURING SYSTEMS. The Company believes that a large potential market demand exists for high performance systems which manufacture a broad range of ever-smaller microdevices from materials which cannot be machined by currently available mechanical tools.

        The BL-1001, which was introduced in January 1999, is the first of JMAR's emerging family of Britelight(TM) high performance, diode-pumped solid state lasers to enter the commercial marketplace. The BL-1001 is a picosecond-pulsed, low maintenance, long-life, all solid state laser designed for specialty high-precision manufacturing and scientific applications.

        Britelight's(TM) short pulses minimize undesirable heating effects in most materials, resulting in extremely clean material removal, a requisite for high precision cutting, ablation, drilling, marking and micromachining applications in the microelectronics industry. The nominal 1-watt average power of the recently introduced BL-1001 is planned to be expandable up to 100 watts with very short-pulse, tightly focused laser beams ideally suited for a range of high throughput material processing applications.

        ADVANCED LITHOGRAPHY. Semiconductor manufacturers purchase lithography tools from established stepper suppliers. The principal suppliers of steppers for high volume semiconductor production are Nikon, Canon, ASML, Silicon Valley Group Lithography (SVGL) and Ultratech Systems.

        The Company understands that Canon and SVGL have developed X-ray lithography steppers. Canon is expected to release its XRA-1000 X-ray stepper as a production tool late in 1999. Suss Advanced Lithography (SAL), a privately-owned venture headquartered in Vermont, was established several years ago to focus on the X-ray lithography ("XRL") market. According to SAL, as of the end of 1998 a total of 15 X-ray steppers have been sold worldwide for X-ray lithography process development. SAL has informed JMAR that 12 of those steppers were manufactured and sold by SAL. It is the Company's understanding that one of those X-ray steppers was designed to interface with a point source and that the remainder were designed to interface with various synchrotron X-ray source facilities currently being utilized worldwide for X-ray lithography process development.

        JMAR believes that it is the leading developer of X-ray lithography "point sources". The Company further believes that point source XRL systems, once their X-ray outputs attain levels adequate for commercially viable chip production rates, will provide the semiconductor industry with a lower cost, much more compact and flexible alternative to synchrotron facilities for X-ray lithography process development and production.

        The semiconductor industry is currently transitioning its highest performance fab lines to the initial production of circuitry having feature sizes as small as 0.18 microns (critical dimension). The Company understands that, with the exception of Suss Advanced Lithography, the primary focus of stepper manufacturers for the next few years will continue to be on the marketing of optical lithography steppers. Several "next generation lithography"
(NGL) technologies are competing to succeed optical lithography processes, including XRL, extreme ultraviolet (EUV), ion projection technology and SCALPEL. Each of these NGL technologies has its major proponents. Recently, a task force of representatives of SEMATECH, a consortium of U.S. semiconductor manufacturers, recommended that the consortium narrow its own funding support in 1999 to EUV and SCALPEL. According to SEMATECH, this recommendation does not imply that development of other NGL technologies should not proceed. Extensive X-ray lithography process development has been conducted over more than a decade, by several other organizations using synchrotron X-ray sources. The Company and other proponents of XRL believe that as a result of this effort
XRL is the only proven technology for the 0.13 micron generation and beyond. In Japan, Mitsubishi has announced plans to manufacture 0.20 micron DRAM devices using X-ray lithography while LG Semicon in Korea has announced that it "has developed" a 0.13 micron process technology using x-ray lithography.

        Each of the NGL technologies has technical issues which need to be addressed. In addition, the extension of optical lithography technologies to smaller feature sizes has its own limitations to resolve. The principal roadblocks to the adoption of XRL often cited by critics are the high cost and time required to modify current factory designs to accommodate synchrotron X-ray sources and the lack of a commercial e-beam X-ray mask writer and mask supplier. The principal roadblocks often cited by critics for the extension of deep UV lithography technology to 0.13 micron feature sizes is the lack of demonstrated optical component technology and the projected higher costs of the new stepper systems.

        The Company's XRL program is focused on the development of the PXS as a commercially-viable X-ray source for low-volume production, process development for synchrotron production systems, and ultimately as an alternative to the synchrotron for high volume production. Unlike synchrotrons, the PXS is not a hazardous radiation source. Furthermore, commercial PXS source/stepper systems for XRL are expected to cost less and be of comparable, or smaller, size than projected DUV stepper systems for the 0.13 micron generation and beyond. The PXS architecture includes both pulse generating and amplifier lasers based on JMAR's high performance proprietary solid state Britelight(TM) laser technology to produce 30 to 90 watts of the type of X-rays required for optimum lithographic exposures. During 1998, JMAR received a $13 million DARPA contract to continue the scale-up of its PXS source technology to higher power levels and to initiate integration of this source with an aligner being developed under other DARPA programs to create a complete X-ray lithography workstation no larger than current optical lithography systems.

        At the present time, the Company believes that the market for point source X-ray lithography systems is believed to be limited to the sale of a few systems per year to support the 0.13 micron process development programs of the major semiconductor manufacturers and government supported research laboratories. That market is expected to expand as the new 0.13 micron technology moves into the pilot plant phase at leading semiconductor manufacturers and then onto full scale production. Pursuant to the Technology Roadmap prepared by SIA, the subsequent generation 0.13 micron technology will start moving into its pilot phase as the 0.18 micron processes move into production in 1999.

        SPECIALTY SEMICONDUCTORS AND TECHNOLOGY SERVICES. The JSI specialty semiconductor business is focused on the high value custom microcircuit and technology service segments of the rapidly expanding $19 billion worldwide market for application specific integrated circuits (ASICs). JSI specializes in gate arrays and cell based ASICs, which utilize a series of customizable semiconductor building blocks, and constitute over 40% of the entire ASIC market.

        The custom microcircuit market that JSI serves is believed to be several hundred million dollars in size and to be growing at a rate of approximately 13% per year. This market demand comes primarily from chip developers who never need more than a few thousand chips of a given design due to the limited number of products that they build at one time. Although it is currently concentrating on this high value, low volume custom market, JSI's flexible design and engineering capabilities coupled with its alliances with various semiconductor foundries give it the ability to provide multiple technologies at any volume.

        Additionally, JSI has entered the Technology Services market by using its unique semiconductor design and processing knowledge to define, acquire, insert and maintain key semiconductor process technologies for select government agencies. JSI's relationship with the commercial semiconductor industry provides an opportunity to channel current technologies and techniques to the government even though government volumes would ordinarily rule out any industry attention. This relationship has produced multiple long-term contracts that provide stable revenues for JSI for the foreseeable future.

MANUFACTURING

        The Company believes that alternative suppliers are readily available for most of its critical components that it requires to manufacture its products. During 1998 the Company completed the expansion of its internal machine shop capabilities at its Precision Systems manufacturing division to enable it to fabricate many components previously purchased from outside suppliers. With the completion of this expansion, JMAR has started to realize improved costs, quality, and lead times that it believes will significantly improve overall competitiveness in the marketplace. Due to the complex nature of the capital equipment that the Company manufactures, it purchases a substantial amount of "off-the-shelf" components from outside vendors for integration into its final systems. These items include computers, optics, television cameras and motors. The Company has not encountered difficulties procuring these items and does not rely on exclusive sole source suppliers.

        JMAR has installed and integrated an internal information system which includes a management information system that supports a fully integrated material requirements planning system that is run on an internal local area network. This system, which enables the Company to control its material requirements and production planning, as well as all phases of production, was expanded last year to improve the Company's quality assurance program. Those improvements contributed to JPSI's receipt of its ISO 9001 certification. Improvements were also made in JPSI's communication network to speed responses to its customers.

        Due to the complexity of the equipment that the Company's Precision Systems division manufactures, delivery times after receipt of an order typically range from 30 to 90 days for standard products and from 90 days to one year for customized and special products.

        JMAR's Semiconductor Products and Processes division is a "fab-less" supplier of products based on its existing semiconductor design and engineering capabilities. To enable this, it has established manufacturing supply arrangements with multiple semiconductor manufacturers for semiconductor wafers, technology, design, and manufacturing support. Accordingly, it no longer utilizes its own wafer fabrication facility, with its attendant operating costs. Its flexible manufacturing agreements with multiple sources give JMAR Semiconductor the ability to offer a much broader variety of higher performance products than could be economically produced in its own fabrication facilities.

RESEARCH AND DEVELOPMENT

        Company-funded expenditures for research, development and engineering were $2,026,482, $1,699,010, $1,304,119, $881,800 and $995,520 for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. Total expenditures for RD&E including funding provided by third party contracts from the U.S. government and other companies were $5,863,796, $3,186,149, $2,441,184, $2,118,550 and $2,292,635 for the years ended December 31, 1998, 1997, 1996,
1995 and 1994, respectively.

        JMAR Research is performing R&D contract work based on its advanced solid state laser technology. This work, which has important potential commercial applications, is funded by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense and other customers. Government funding of these dual-use technologies, however, is very vulnerable to changes in the political atmosphere. For this reason, the Company is pursuing strategic alliances with commercial microelectronics manufacturers as additional sources of development funding.

        Some of the more significant research and development projects the Company has worked on in 1998 include (i) the engineering development of a new generation of disk drive inspection systems; (ii) the development of new software for the Company's test and measurement systems; (iii) continued development of its high performance Britelight(TM) laser system and the Microlight 1000 demonstration center; and (iv) continued development of advanced X-ray sources for semiconductor lithography and other applications.

DISTRIBUTION

        JMAR sells its products on a worldwide basis. It uses a combination of direct regional sales personnel and sales representatives to market its products in the United States. Foreign sales are handled through independent distributors and representatives. The distributors normally purchase equipment for their own account and resell it to the end user in compliance with local law and customs. They are normally appointed as exclusive distributors or representatives for either a geographic area or a targeted product line and are responsible for service support, training and installation to local customers. In 1998, JPSI increased its service network to include additional direct personnel to meet the demands of its customers.

COMPETITION

PRECISION SYSTEMS:

        JMAR believes that it is recognized as a leader in precision motion control X-Y staging, components and systems. There are three major domestic competitors. These competitors carry a much broader line, have much larger distribution channels, and have a large stock of off-the-shelf inventory. In addition, there are approximately five smaller competitors specializing in narrower niches. Rather than compete in the generalized motion control and positioning product marketplace, the Company has established itself as an integrater of X-Y positioning and motion control subsystems and platforms for several substantial OEM customers. However, the Company has indications that the market for its precision X-Y stages may be larger than originally estimated. The Company has also expanded its internal machine shop capabilities to improve its competitiveness in price, quality and delivery time.

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

RESEARCH AND DEVELOPMENT:

        The Company believes that it has established itself as a leading developer of laser-plasma X-ray lithography point source systems. Although other X-ray point source technologies are under development, the Company also believes that upon achievement of commercially viable outputs laser-plasma point sources of the type under development at JMAR may have the best long-term potential for meeting commercial X-ray lithography requirements. The Company believes that its diode pumped solid state laser-driven Picosecond X-ray Source (PXS), when fitted with X-ray collimator devices developed by other DARPA contractors, will be capable of generating X-rays of sufficient intensity to demonstrate 0.13 micron and smaller feature sizes at commercially-viable manufacturing rates. In addition, the Company believes that its PXS system will have a significant competitive advantage over alternative technologies because of certain unique technical features which should allow it to be readily integrated into semiconductor fabrication processes.

SEMICONDUCTOR PRODUCTS AND PROCESSES:

        In the area of specialty semiconductors, JMAR Semiconductor faces competition from a small number of standard cell microcircuit producers willing to serve the low volume markets that JMAR Semiconductor targets. While not limited in the volume it can supply, JMAR Semiconductor chooses to target high value, lower volume customers who are not served by the major producers. Using high performance software tools, proprietary design routines, and flexible foundry and production arrangements, JMAR Semiconductor believes it provides a cost effective solution to these low volume customers.

        In the area of technology services, JSI has very few competitors. The success of JSI in this area is due to the broad range of technologies it can address and its abilities to reach across many major producers for technology and support. The programs that JSI performs are labor intensive activities, requiring in-depth knowledge and the complete characterization of technology being addressed. This type of work is generally not addressed by the major producers due to its labor content and lack of direct production pay off for the use of resources. Smaller firms do not have the mix of skills and contacts that JSI has gathered. For example, in the competitive bidding that JSI has undertaken, the competing companies were not as broad in their technology offerings, nor flexible enough to go outside of their established relationships.

PATENTS AND PROPRIETARY TECHNOLOGY

        JMAR owns a substantial body of proprietary software used in the operation of its systems and believes that this software provides it with a unique competitive advantage compared with its competitors in the laser systems and measurement systems business. JMAR's advanced laser expertise base has produced a considerable body of patentable technology during the past several years. For instance, JMAR was issued patents for a "Laser Plasma X-ray Source" on February 2, 1992, for a "Low Cost, High Brightness Solid State Laser" on July 18, 1995, and for a "Pico Second Laser" on September 3, 1997. These latter two patents cover its PXS and Britelight(TM) solid state laser technologies.

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

        As is the case with its competitors in the laser market, the Company's use of its laser technology is subject to the basic laser patents owned and licensed by the Patlex Corporation ("Patlex"). Patlex holds title to several of the basic laser and laser application patents originally owned by Gordon Gould. Its position with respect to these patents has been confirmed by the courts within recent years. The lasers sold by the Company are currently subject to royalties under Patlex U.S. Patent No. 4,704,583. Inasmuch as most laser companies have signed royalty agreements with Patlex since that time the existence of these patents appears to have little impact on the relative competitive positions of the companies in this market.

CUSTOMERS

        For fiscal years 1998, 1997 and 1996, the United States Government accounted for approximately 33%, 10% and 9%, respectively, of total sales. The Company believes that a major portion of its government contract sales involves research and development aimed at producing commercially-viable products and technology. Foreign sales accounted for 32%, 42% and 21% of the Company's revenues in 1998, 1997 and 1996, respectively. In 1998 and 1997, IBM accounted for 29.6% and 38.6% of JMAR's revenues, respectively. Installations in IBM's foreign facilities accounted for 19.9% and 19.4% of the Company's revenues in 1998 and 1997, respectively, and are included in the above foreign sales numbers. In 1996, three customers each accounted for in excess of 10% of JMAR's revenues: IBM (29.5%), Medtronic (12.1%) and Therma-Wave (10.7%).

EMPLOYEES

        Currently, the Company has approximately 125 full-time employees. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INFORMATION REGARDING INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT SALES

        The Company operates in three segments as follows: Precision Systems, Contract Research and Development, and Semiconductor Products and Processes. Financial information relating to the Company's segments, significant customers and export sales for the three years ended December 31, 1998 is incorporated by reference from Note 14 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

        The Company has a total of approximately 45,000 square feet of laboratory, office, manufacturing and storage space under leases between the Company's three subsidiaries and the respective landlords. Of these, JRI leases 11,280 square feet located in the Torrey Pines Business Park in the Sorrento Valley region of San Diego, 15 miles north of San Diego International Airport. The Sorrento Valley space is used for JRI's technology development activities, including X-ray lithography and government contract businesses and for the Company's corporate headquarters. That lease expires on February 28, 2000.

        JPSI leases a total of 28,500 square feet of manufacturing, office and storage space in two separate buildings located 25 miles north of Los Angeles International Airport in Chatsworth, California, a suburb of Los Angeles. In addition, JPSI maintains a sales office in San Jose, California. The facility lease expires in July, 1999.

        In addition, JMAR Semiconductor leases 6,596 square feet of office and storage space south of Los Angeles in Irvine, California which expires in April, 1999.

        Although the Company believes that its physical properties are adequate for its current needs the Company has undertaken a review of its longer term facility requirements and is considering several alternatives, including further extensions of one or more of its leases and consolidation and relocation of one or more of its facilities to a larger facility elsewhere in the San Diego County area. The Company intends to either renew its leases expiring in 1999 or re-locate to new space.

ITEM 3. LEGAL PROCEEDINGS

                                      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock and Common Stock Purchase Warrants are traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NASDAQ-NMS") under the symbols JMAR and JMARW, respectively. The 1998 and 1997 high and low transaction prices for the common stock as reported by NASDAQ-NMS are set forth in the following table.

                               COMMON STOCK PRICE

                                                           HIGH         LOW
                                                         --------     -------
1997
    First Quarter.........................................2 29/32    2 3/16
    Second Quarter........................................3 23/32   1 15/16
    Third Quarter.........................................4 19/32    3 1/16
    Fourth Quarter........................................4 31/32     2 1/2
1998
    First Quarter.........................................  3 1/2    2 7/16
    Second Quarter........................................ 3 5/32    2 5/16
    Third Quarter.........................................  2 3/4   1 19/32
    Fourth Quarter........................................ 3 5/32   1 15/16

        There were approximately 6,370 holders of JMAR's common stock and 351 holders of JMAR's publicly traded warrants as of March 12, 1999.

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

        Pursuant to the Director Compensation Program adopted by the Company in August, 1997, the Company issued a total of 572 shares of Common Stock in October, 1998 and a total of 392 shares of Common Stock in December, 1998 to its outside directors as compensation for services as a director. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

        In connection with the hiring of E. Fred Schiele as the Company's Chief Operating Officer on November 30, 1998, the Company issued a warrant (the "Warrant") exercisable for 50,000 shares of Common Stock at an exercise price of $3.00 per share. The Warrant was issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The Warrant becomes exercisable upon the earlier of (i) forty-five days after the average closing high bid price of the Company's Common Stock for 20 consecutive trading days is greater than $6.38;
(ii) the exercise of holders of at least 90 percent of the Company's publicly traded Warrants; or (iii) nine years and six months after the date of grant.

        On December 8, 1998, in connection with the acquisition of Continuum Engineering, Inc. ("CEI"), the Company issued 92,160 shares of Common Stock to Steven Sarfati, the sole shareholder of CEI, in a transaction exempt under
Section 4(2) of the Securities Act of 1933.

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

        The amounts for 1994 have been adjusted from that previously reported to reflect the operations of Surgilase as discontinued operations as a result of its sale on December 9, 1994 but continue to contain the results of several other business activities which the Company also terminated in 1994. Pursuant to its restructuring in 1994, the Company sold several operations and assets (the "Terminated Operations") which, in accordance with generally accepted accounting principles, were not classified as "discontinued operations". Therefore, the revenues and results of operations from the Terminated Operations are required to be included in the Operating Revenues reported in the statements of operations for 1994. To enable the comparison of the revenues generated by those assets which remained after the disposition of the Terminated Operations with the revenues generated by such assets prior to the disposition of the Terminated Operations, however, the second line of the Consolidated Statements of Operations Data on the following page reflects the revenues of the Company excluding the revenues from the Terminated Operations. The financial data for 1996 includes the operations of JMAR Semiconductor (formerly Cal ASIC) since May, 1996. The balance sheet information includes the accounts of Benchmark at December 31, 1994 and the accounts of JMAR Semiconductor at December 31, 1998, 1997 and 1996.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA

=================================================================================================================
                                                1994            1995           1996          1997        1998
                                           --------------    -----------   -----------   -----------  -----------
Operating revenues........................ (1)$10,821,025    $12,210,490   $16,331,090   $21,461,627  $24,560,834

Revenues excluding
  terminated operations...................   (2)7,782,025     12,210,490    16,331,090    21,461,627   24,560,834

Gross profit..............................      4,034,613      4,879,420     6,692,136     8,830,316    9,187,891

Operating expenses excluding
  restructuring charges...................      5,439,430      4,694,233     6,188,169     7,303,374    8,279,582

Restructuring charges.....................       (458,309)            --            --            --           --

Income (loss) from operations.............       (946,508)       185,187       503,967     1,526,942      908,309

Interest expense..........................       (570,094)      (321,162)     (288,372)     (181,562)    (181,227)

Interest and other income (expense), net..        390,594        212,240       388,974       104,905       61,963

Income (loss) from continuing
 operations before income taxes...........  (3)(1,126,008)        76,265       604,569     1,450,285      789,045

Income taxes..............................             --             --       175,000       345,000      (32,204)

Income (loss) from continuing operations..     (1,126,008)        76,265       779,569     1,795,285      756,841

Discontinued operations:

    Loss from operations of
      discontinued operations.............     (2,999,242)            --            --            --           --

    Loss on disposal of
      discontinued operations.............       (540,404)            --            --            --           --

Net income (loss).........................     (4,665,654)        76,265       779,569     1,795,285      756,841

Basic per share data:

    Income (loss) per common share
       from continuing operations.........           (.11)           .01           .05           .11         .04

    Loss from discontinued operations.....           (.33)            --            --            --          --

    Net income (loss) per share...........           (.44)           .01           .05           .11         .04

Basic shares used in computation of
    net income (loss) per share...........     10,596,661     13,525,886    15,582,579    17,065,860  18,046,860


=========================================================================================================
                          CONSOLIDATED BALANCE SHEET DATA - DECEMBER 31,
=========================================================================================================
                              1994             1995            1996              1997            1998
                          -----------      -----------      -----------      -----------      -----------
Working capital........   $ 4,007,846      $ 4,655,087      $ 5,743,747      $ 9,634,527      $ 9,213,134

Total assets...........     9,107,968        9,248,995       15,395,518       17,268,878       22,874,833

Short-term debt........       914,590        1,526,929        2,317,861          922,246        2,693,975

Long-term debt.........     2,165,417        1,536,273          667,310          907,235          475,362

Stockholders' equity...     3,849,822        5,085,202        9,368,905       12,488,212       13,253,179
=========================================================================================================

(1) Excludes revenue from the discontinued Surgilase operations of $5,277,406.

(2)     Excludes revenue from Terminated Operations (See page 15).

(3)     Includes losses from Terminated Operations (See page 15).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company operates in three segments as follows: Precision Systems, Contract Research and Development, and Semiconductor Products and Processes.

RESULTS OF CONSOLIDATED OPERATIONS

        Net income for each of the fiscal years ended December 31, 1998, 1997 and 1996 was $756,841, $1,795,285 and $779,569, respectively, while operating income for those same periods was $908,309, $1,526,942 and $503,967, respectively. Revenues for 1998, 1997 and 1996 were $24,560,834, $21,461,627 and
$16,331,090, respectively. The net and operating income reported for 1997 and 1998 include a number of special income and asset writedown items which tend to obscure direct comparison of the results of those two years. Therefore, Table 1 below was prepared to assist the reader in evaluating the Company's results for 1997 and 1998. It summarizes the Company's Consolidated Statements of Income for 1998 and 1997, itemizes the five applicable special items contained in the reported results for those years and presents the results for those two years, excluding the special items.

        Included in net and operating incomes for 1998 are asset writedowns of $150,000 and $100,000, respectively, while net income for 1997 contained a one-time gain and a tax benefit totaling $934,969, or $0.05 per share and income from operations for 1997 contained a non-recurring gain of $589,969. Excluding the impact of these special items, net income for 1998 was $906,841 or 5% greater than the net income of $860,316 for 1997 and operating income for 1998 was $1,008,309 or 8% higher compared with the 1997 operating income of $936,973.

        In addition to the impact of the special items, net and operating income in 1998 were also affected by a number of factors - including rapid growth in the Company's semiconductor-related business in its Contract Research and Development, and Semiconductor Products and Processes segments offset, in part, by a steep decline in sales of the Company's higher-margin precision instruments for the computer industry from its Precision Systems segment. This decline resulted primarily from the economic downturn in Asia. JMAR's profitability was further impacted by the substantial investments the Company made in research and development to fuel continued growth (see below).

                                     TABLE 1

                                     SUMMARY
                                 FINANCIAL DATA
                        CONSOLIDATED STATEMENTS OF INCOME

                                      Year Ending                                Quarter Ending
                                      December 31                                  December 31
                            -------------------------------            -------------------------------
Item                            1998                1997                  1998                1997
----                        -----------         -----------            -----------         -----------
Net Sales                   $24,560,834         $21,461,627            $ 8,397,860         $ 5,063,909
Gross Profit                  9,187,891           8,830,316              2,927,247           2,284,810

Income from Operations          908,309(1)        1,526,942(3)             253,550(1)          938,531(3)

Net Income                      756,841(2)        1,795,285(3)(4)          137,700(2)        1,108,753(3)(5)
Net Income per Share:
   Basic                           $.04                $.11                   $.01                $.06

   Diluted                         $.04                $.10                   $.01                $.06


                                  SPECIAL ITEMS

(1)     After Asset Writedown of $100,000

(2)     After Asset Writedown of $150,000

(3)     Includes Non-Recurring Gain of $589,969

(4)     Includes $345,000 Tax Benefit

(5)     Includes $180,000 Tax Benefit

                             EXCLUDING SPECIAL ITEMS

                                       Year Ending                   Quarter Ending
                                       December 31                    December 31
                                ------------------------        ----------------------
                                  1998             1997           1998           1997
                                ---------        -------        -------        -------
Income from Operations ($)      1,008,309        936,973        353,550        348,562
Net Income ($)                    906,841        860,316        287,700        338,784
Net Income/Share (Diluted)          $0.05          $0.05          $0.02          $0.02


        As a result of the receipt of approximately $26 million in orders during the second half of 1998, sales in the fourth quarter of 1998 rose to $8,397,860, a gain of 66% over the $5,063,909 reported in the fourth quarter of 1997 and approximately 35% higher than the sales level in any other quarter in the Company's history. The increase in revenues for the year ended December 31, 1998 over the year ended December 31, 1997 is primarily attributable to increases in the Company's semiconductor-related business primarily in X-ray lithography in the Contract Research and Development Segment and semiconductor design and process development in the Semiconductor Products and Processes Segment offset, in part, by a decline in sales of the Company's precision instrument products in its Precision Systems Segment.

        The increase in revenues for the year ended December 31, 1997 over the year ended December 31, 1996 was primarily attributable to the heightened demand for the Company's core disk drive inspection and measurement systems in its Precision Systems Segment. Management believes this growth was the result of expansion of the global market for high-performance hard disk drives in 1997, particularly those incorporating advanced magneto-resistive (MR) head technology. In 1997, demand also grew for the Company's Mirage family of tabletop test and measurement systems as the microelectronics industry, including makers of ion beam manufacturing equipment, discovered new ways to utilize JMAR's products to improve their manufacturing yields. In addition, the revenues generated by the Company's DARPA-funded X-ray lithography source development program in its Contract Research and Development Segment increased approximately 40% in 1997 over the prior year. These increases were offset in part by the inclusion in 1996 of revenues related to the Company's laser hermetic sealing systems in its Precision Systems Segment.

 Due to continued decreases in revenues of the Company's Precision Systems Segment, profits in the first quarter of 1999 will be less than revenues and profits in the fourth quarter of 1998. The Company's ability to forecast orders for its precision instrument products in its Precision Systems Segment continues to be somewhat limited due to continuing marketplace uncertainties. In addition, certain of the Company's revenues are from a limited number of customers. As a result, the timing of receipt and shipment of orders for those customers could have a material impact on quarterly results in 1999.

        Gross margins for the fiscal years ended December 31, 1998, 1997 and 1996 were 37.4%, 41.1% and 41%, respectively. The lower gross margins for 1998 are primarily due to a steep decline in sales of the Company's higher margin precision instruments for the computer industry the build-up of expenses associated with the rapid increase in the Company's semiconductor-related business, competitive pricing pressures on certain products and higher engineering costs related to the customization of certain products for new applications. These decreases were offset in part by lower material costs due to higher volume purchases of inventory related to certain product orders and cost reductions in the manufacturing process. The Company continues to experience competitive pressures on certain products, which may impact gross margins in the future. In addition, to the extent that the Company's rapidly expanding semiconductor-related business continues to represent a higher percentage of the Company's revenues, the Company's margins are expected to be lower in the first quarter of 1999 and could be lower for some time thereafter.

        Selling, general and administrative ("SG&A") expenses for the fiscal years ended December 31, 1998, 1997 and 1996, were $6,153,100, $6,194,333 and
$4,884,050, respectively. The increase in SG&A expenses in 1997 of $1,310,283 over 1996 is due to (i) higher sales and marketing costs related to the Company's increased sales volume; and (ii) higher payroll costs.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales", totaled $3,837,314, $1,487,139 and $1,137,065 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. The increase in Customer-Funded RD&E expenditures for 1998 is primarily related to an increase in the X-ray lithography program funding provided by DARPA, most of which is directed toward commercialization of JMAR's X-ray lithography source technology. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $2,026,482, $1,699,010 and $1,304,119, respectively. Hence, total RD&E expenses for those three years were $5,863,796, $3,186,149 and $2,441,184, respectively. Capitalized software costs of $451,185, $444,355 and $222,010 for the years ended December 31, 1998, 1997 and 1996 are not included in the above amounts. Including capitalized software costs, RD&E expenditures as a percentage of sales were 25.7%, 16.9% and 16.3% for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in RD&E expenditures is primarily related to the engineering development of a new generation of disk drive inspection systems, the development of new software for the Company's test and measurement systems, continued development of the Britelight laser system and the Microlight 1000 demonstration center and continued development of advanced lithography for semiconductor manufacturing.

        Included in 1998 is a writedown of $100,000 related to certain fixed assets in the Semiconductor Products and Processes Segment. The non-recurring item for 1997 includes a gain of approximately $2,839,000 from the settlement of certain claims against the former principal shareholders of JMAR Semiconductor offset in part by the writedown of certain assets primarily related to the Semiconductor Products and Processes Segment in the amount of $1,594,000 and costs incurred as a result of the reorganization of JMAR Semiconductor in the amount of $655,031 resulting in a net gain of $589,969.

        Interest expense for the fiscal years ended December 31, 1998, 1997 and 1996 was $181,227, $181,562 and $288,372, respectively. The decrease in interest expense in 1997 versus 1996 is primarily due to the conversion of $1,000,000 and $470,000 of convertible notes into JMAR common stock in

October, 1996 and August, 1997, respectively. Included in interest expense for fiscal years 1998, 1997 and 1996 are loan fees totaling $11,642, $10,369 and $30,780, respectively.

        Interest and other income (expense) for 1998 includes a writedown of $50,000 of a note receivable from Santa Fe Laser Company. Interest and other income (expense) for 1996 includes a gain of approximately $405,700 related to the settlement with Atlantic American Holding Company Limited ("Atlantic") and early redemption of the preferred stock of Atlantic that the Company held and includes a non-recurring charge of $80,000 recorded in the first quarter relating to an investment disposed of in a prior year.

        Included in the Statement of Income in 1997 and 1996 is a tax benefit of $345,000 and $175,000, respectively, related to the utilization by the Company of a portion of its net operating loss carryforward.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at December 31, 1998 and December 31, 1997 were $3,848,183 and $3,644,117, respectively. The increase in cash and cash equivalents for the fiscal years ended December 31, 1998, 1997 and 1996 was $204,066, $1,014,831 and $791,639, respectively. Cash from net income plus non-cash operating items for the year ended December 31, 1998 was $1,690,771.

        The increase in cash for 1998 resulted primarily from borrowings under the Company's working capital bank line of $1,625,000 and proceeds from the exercise of options and warrants of $163,684 offset in part by capital expenditures of $803,498, payments of notes payable of $376,400, repurchases of stock of $349,203 and cash used in operations of $40,580. Inventories have increased from $4,685,883 at December 31, 1997 to $5,848,936 at December 31, 1998 primarily due to an increase in inventory costs related to a contract at JMAR Semiconductor. These costs were billed to the customer subsequent to December 31, 1998.

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

        JMAR's operations will continue to require the use of working capital. The Company's working capital availability as of December 31 for each of the five years ending with 1998 is summarized in the Consolidated Balance Sheet Data on page 16. The working capital of the Company is generally funded through its working capital line with Comerica Bank (the "Bank") and through third party contracts. In 1998, the Bank increased the Company's credit availability from $3.5 million to $6.0 million (the "Line"). The new banking arrangement provides a revolving line of credit to JMAR for up to $5 million bearing interest at the Bank's prime rate, plus an additional $1 million five-year term credit line at the Bank's prime rate for financing equipment purchases and construction of prototype products. This is in addition to an existing $666,658 equipment financing loan previously made by the Bank. As of March 10, 1999, JMAR's availability pursuant to the Line was $6,000,000. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. The Company is in compliance with all covenants. Management believes that the Company has existing resources to adequately fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

        In September, 1998, the Board of Directors authorized the repurchase, from time-to-time, of up to $2,000,000 of its own shares of common stock in the open market, or in negotiated transactions, when they are available at prices the Company considers attractive. As of March 22, 1999, the Company had repurchased 234,300 shares pursuant to this repurchase program at a total cost of $446,833.

        At December 31, 1997, the Company had in excess of $25 million of Federal net operating loss carryforwards, subject to certain annual limitations which expire from 2004 through 2011. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

YEAR 2000 ISSUE

        The "Year 2000 Issue" is the result of computer systems, embedded semiconductors and related items not being able to distinguish the year 2000 from the year 1900. This issue affects virtually every business, including the Company's, and can affect both the Company's internal information systems, the equipment and components it buys from others and the products it sells.

        In early 1998, the Company formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. This project encompasses a review of the Company's internal systems and products as well as its suppliers' compliance. This assessment has been substantially completed with regard to the Company's internal information systems and at all of the Company's three divisions. As a result of its assessment process, the Company has identified certain corrective actions which may be required. The Company has completed the corrective actions required to be taken with regard to its internal information systems and believes such systems are compliant. With regard to its products, the Company has taken several corrective actions and others remain to be completed. Based upon its understanding of the corrective actions which may be required, the Company expects to complete all required actions by mid-1999.
        In connection with its assessment of the Year 2000 issues, the Company has sent out letters to its customers advising them of the Year 2000 issue and providing them with a testing procedure to diagnose any potential problems in equipment supplied to them by the Company. The Company has also sent questionnaires to its key suppliers requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by those suppliers are Year 2000 compliant.

        Based upon its initial assessment, the Company believes that Year 2000 issues related to its internal systems and its products should not have a material impact on the Company's financial or operating performance. Although the Company believes that it is justified in relying upon the information and confirmations it has obtained from its key suppliers, the Company does not intend to obtain independent confirmation of its suppliers' Year 2000 compliance and, therefore, no assurances can be given that the companies upon which the Company relies will timely resolve their own Year 2000 compliance issues.

        The costs to implement the Company's Year 2000 plan are primarily the time devoted by personnel to assess the Year 2000 issues, to communicate with suppliers and customers and to formulate and implement any necessary changes. It is the Company's policy to expense such costs as incurred. To date, the financial impact to the Company of assessing and implementing the changes required to address the Year 2000 issue has not been material to the Company's business, operations, financial condition, liquidity and capital resources. Based upon the Company's current assessment, the Company does not expect the Year 2000 issue to have a material impact on its business operations, financial condition, liquidity and capital resources in the future.

FACTORS THAT MAY AFFECT FUTURE RESULTS

        Certain statements contained in this Form 10-K which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development and the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the Company's plans to address the Year 2000 issues, its estimated costs of remediation and testing, the impact of the failure to reach compliance and its timetable for the implementation of its Year 2000 plans, are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires.

        JMAR's future operating results are also dependent on its ability to develop, manufacture and market, in a timely manner, innovative products that meet customers' needs and the continued growth of the semiconductor, computer disk drive, general microelectronics and medical equipment industries. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain and requires innovations that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture them in sufficient volumes at acceptable costs to meet demand and establish the necessary sales and marketing capabilities to assure adequate and timely sales volume.

        Although the Company has made substantial progress in its PXS X-ray source development program, the X-ray output levels achieved as of the end of 1998 were, in the Company's judgment, less than that required for commercially viable X-ray lithography. In order to prove that its technology works and to produce a completed product, the Company must complete the development and integration of these highly technical and complicated systems into a fully-integrated prototype. With any new technology, there is a risk that the market may not appreciate the benefits of the product. In addition, the Company's X-ray source system will compete against other developing technologies. Development by others of new or improved products, processes or technologies may make the Company's proposed product obsolete or less competitive. Also, the development of sophisticated laser products is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs.

        Although JMAR has demonstrated initial versions of its Britelight lasers and its Microlight 1000, it has only recently introduced a low power version of the Britelight(TM) into the commercial marketplace. Along with some of the risks discussed in the preceding paragraph, the size of the potential market for that product is not yet known and there is no assurance that the Britelight(TM) laser will be accepted in the marketplace.

        In addition, portions of the Company's manufacturing operations are sometimes dependent on the ability of a targeted base of suppliers to provide core technology, sub-assemblies and common manufactured parts in time to meet critical distribution and manufacturing schedules. From time-to-time the Company could experience constrained supply of certain component parts due to a variety of reasons, including strong demand in certain product lines as well as strong demand in the industry. Such constraints could adversely affect JMAR's operating results until alternate sourcing is developed.

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

        The Company denominates its foreign sales in U.S. dollars and the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with its domestic-based competitors. Foreign currency fluctuations, however, could make the Company's products less affordable in foreign markets and thus reduce the demand for such products. The Company attempts to mitigate credit risk relative to sales to foreign customers through its policy of generally requiring letters of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risks pursuant to Item 7A are not material and therefore are not required to be disclosed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements prepared in accordance with Regulation S-X and Report of Independent Public Accountants are set forth at the end of this Report on pages F-1 through F-20.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The officers and directors of the Company are as follows:

===============================================================================================
NAME                            AGE                           POSITION
-----------------------------------------------------------------------------------------------
John S. Martinez, Ph.D.         68    Chief Executive Officer, Chairman of the Board and
                                      Director
-----------------------------------------------------------------------------------------------
E. Fred Schiele                 47    President, Chief Operating Officer and
                                      Acting President of JMAR Precision Systems
-----------------------------------------------------------------------------------------------
Dennis E. Valentine             43    Vice President Finance, Chief Financial Officer, Chief
                                      Administrative Officer and Secretary
-----------------------------------------------------------------------------------------------
Joseph G. Martinez              41    Vice President, General Counsel
-----------------------------------------------------------------------------------------------
Richard M. Foster               66    President of JMAR Research
-----------------------------------------------------------------------------------------------
Marvin W. Sepe                  43    President of JMAR Semiconductor
-----------------------------------------------------------------------------------------------
James H. Banister, Jr.          68    Director
-----------------------------------------------------------------------------------------------
C. Neil Beer, Ph.D.             64    Director
-----------------------------------------------------------------------------------------------
Vernon H. Blackman, Ph.D.       69    Director
-----------------------------------------------------------------------------------------------
Barry Ressler                   58    Director
-----------------------------------------------------------------------------------------------

        The directors of the Company are elected by the shareholders to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

        JOHN S. MARTINEZ, PH.D., became Chairman of the Board, President, Chief Executive Officer and a Director of the Company at its inception. He relinquished the title of President in November, 1998 at the time of the hiring of Mr. Schiele. Prior to co-founding the Company in October, 1987, he was President of HLX Laser, Inc., an excimer laser development company and President of Jamar Enterprises, a management and investment consultant to high-technology companies. From 1976 to 1984, Dr. Martinez was President and Chief Executive Officer of Physics International Company ("PI"), a high-technology research, development and manufacturing company specializing in high-intensity energy technology and X-ray generation equipment. During that period, PI's annual sales grew from approximately $9,000,000 to over $42,000,000 and profits grew at a compounded annual rate in excess of 32%. From 1961 to 1976, Dr. Martinez held a number of management positions at TRW, Inc. He formed that company's High Energy Laser program in 1970 and managed it until he left the company in 1976. Dr. Martinez, a Ford Foundation and Atomic Energy Commission Fellowship holder, earned his Ph.D. in Engineering Science from the University of California (Berkeley) in 1962, his Bachelor's degree from Rensselaer Polytechnic Institute (Troy, N.Y.) in 1951 and is a graduate of the Oak Ridge School of Reactor Technology. He served on active duty in the U.S. Marine Corps during the Korean War and was discharged as a Captain in 1954. He is the holder or co-holder of six patents. Dr. Martinez is the father of Joseph G. Martinez, Vice President, General Counsel of the Company.

        E. FRED SCHIELE, joined JMAR in November, 1998 as President and Chief Operating Officer. In March, 1999, Mr. Schiele was also appointed acting President of JMAR Precision Systems. Before joining JMAR, Mr. Schiele served for two years as Vice President and General Manager of the Semiconductor Systems Group at ADE Corporation. There he was responsible for the manufacture and marketing of more than $100 million annually in high-speed metrology equipment for the semiconductor industry. Previously he was Group Vice President, Laser Systems, for Electro Scientific Industries, a leading manufacturer of laser systems for microelectronic repair, trimming, and micromachining. Mr. Schiele received his B.S. in Physics in 1973 and an MBA in Management and Finance from the University of Wisconsin in 1980.

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

        JOSEPH G. MARTINEZ, joined the Company in June, 1998 as Vice President, General Counsel. From 1986 to 1998, Mr. Martinez was employed by Parker, Milliken, Clark, O'Hara & Samuelian, P.C., a Los Angeles-based law firm which had served as the Company's outside general corporate counsel since its inception in 1987. From 1993 to 1998, Mr. Martinez was a shareholder of Parker, Milliken and was the principal attorney responsible for representing the Company. From 1984 to 1986, Mr. Martinez was employed by another law firm in Los Angeles. During his tenure at Parker, Milliken, Mr. Martinez specialized in corporate, securities and general business law. Mr. Martinez received a Juris Doctor degree from the University of California, Davis and a Master of Business Administration from U.C. Berkeley (with an emphasis in Finance and Accounting) in a Joint Degree Program with both degrees awarded in 1984. He received his B.A. in Genetics from U.C. Berkeley in 1980. Mr. Martinez has been a member of the California State Bar since 1984. Mr. Martinez is the son of Dr. John S. Martinez, the Company's Chairman and Chief Executive Officer.

        RICHARD M. FOSTER, has been the President and a director of JMAR Research since January 1994. From 1984 to 1990, he was Corporate Vice President and Director of Marketing at Physics International Co. From 1968 to 1984, he was with TRW Defense and Electronics and was Marketing Director for a number of product lines including communication satellite systems, high energy lasers, power and propulsion and the Physical Research Center. Mr. Foster also spent three years in Washington D.C. as a TRW Senior Representative. He was a principal engineer at Ford Aeronutronic in Newport Beach from 1960 to 1968 and an Air Force Captain at Edwards AFB Rocket Propulsion Laboratory from 1957 to 1960. Mr. Foster graduated cum laude with a B.S. and M.S. in Engineering from Stanford University in 1957.

        MARVIN W. SEPE, joined JMAR Semiconductor in July, 1996 as Executive Vice President and General Manager and was elected President of that division in May, 1997. Mr. Sepe was a director of the Company from July, 1996 to December, 1997. For the prior 15 years he was with TRW Components International Inc., a wholly owned subsidiary of TRW Inc. where he served as Director of Business Development for this division of TRW, which grew from $16,000,000 in sales to nearly $40,000,000 under his strategic direction. Previously, Mr. Sepe held other management positions within TRW including Marketing, Programs and Engineering. Prior to joining TRW, Mr. Sepe was responsible for the development and oversight of multiple semiconductor manufacturing operations both in the U.S. and internationally. Mr. Sepe held the position of Manager of Worldwide Assembly Operations for Silicon General Inc. (1980-1981) with manufacturing operations throughout Southeast Asia, as well as the U.S. He served in the same role at Silicon Systems Inc. (1977-1980), a fast growing start-up operation for custom semiconductors and previously held various management responsibilities at Hi-Rel Laboratories (1974-1977), a well respected evaluation laboratory. Mr. Sepe attended Don Bosco Technical Institute, California Polytechnic State University SLO, and holds a Masters Degree in Business Administration from Pepperdine University. Mr. Sepe has published a number of papers and taught numerous workshops on the economics and use of semiconductors in space applications.

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

        C. NEIL BEER, PH.D., has been a director since July, 1988 and was an employee of the Company from May, 1991 until November, 1992 and a consultant to the Company from April, 1993 to September, 1993. Dr. Beer currently is the President of SECON, a software engineering company primarily supporting the national intelligence community . Prior to that, he was the Vice President, Advanced Programs of OAO Corporation and, prior to that, was the Colorado Space Advocate, responsible for the growth of Colorado's space industry. From September, 1986 to October, 1989 he was President and Chief Executive Officer of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing, and energy conversion hardware. Previously he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia. Dr. Beer graduated magna cum laude, with a B.S. degree in engineering from the University of Oklahoma, and received his doctorate in Operations Research in 1972 from that same University. Dr. Beer is recipient of the NSIA Medal for Outstanding Achievement in Space.

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

        BARRY RESSLER, has been a director of the Company since January, 1994. Mr. Ressler is the Chief Executive Officer and Chairman of the Board of Triton Thalassic Technologies, Inc. (T3I), a company engaged in the non-chemical treatment and control of microorganism contaminated fluids for the automotive, food packaging, pharmaceutical, paper, aquaculture and commercial shipping industries. Mr. Ressler is also the President of STAR Associates, Inc., a company engaged in the consultation, strategic planning and project funding of early stage industrial process and therapeutic/diagnostic technologies. He is also a member of the Board of Directors of CLI LTD in Sheffield UK, a company engaged in the controlled lifting of heavy subsea objects (sunken submarines, historic wrecks and general salvage and the emplacement of offshore pipelines and construction materials). From 1983 to December, 1993 he served as Chief Executive Officer and Chairman of the Board of Universal Voltronics Corporation
(UVC), a public company that developed high voltage products for defense, medical and industrial applications. In March, 1990, UVC became a public subsidiary of Thermo Electron Corp. From 1963 until his appointment as CEO and Chairman, he served in various capacities at UVC. Mr. Ressler is a member of the Biotechnology Center External Advisory Board of the University of Connecticut, advising the University on the expansion of biotechnology research initiatives to foster University and Industry collaborative activities.

Mr. Ressler is also a member of the Meridian Sciences Business and Technology Advisory Board. Meridian Sciences has developed advanced side scan sonar, ROV and research protocols used in the discovery of historic and contemporary sunken vessels. Mr. Ressler graduated from the Pratt Institute with a B.S. in Engineering Science.

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

                           Summary Compensation Table

====================================================================================================
                                                                                    Long-Term
                                                                                   Compensation
                                               Annual Compensation(1)(7)            Awards(2)
                                          ----------------------------------------------------------
                                                                                    Securities
  Name and Principal                           Salary             Bonus         Underlying Options
       Position               Year               ($)             ($)(3)          and Warrants(#)
----------------------------------------------------------------------------------------------------
John S. Martinez,             1998             200,592              87,474                 77,960
Chief Executive               1997             187,112             175,000                125,000
Officer                       1996             170,184              83,369                384,622(4)
----------------------------------------------------------------------------------------------------
Dennis E. Valentine,          1998             110,000              37,489                 29,797
Chief Financial               1997             106,919              60,000                 55,000
Officer                       1996              98,065              33,347                 67,595(4)
----------------------------------------------------------------------------------------------------
John P. Ricardi,              1998             145,331                   0                      0
Senior Vice President         1997             147,699(5)           25,000                 60,000
for Sales and
Marketing of JPSI
----------------------------------------------------------------------------------------------------
Leonid Yoffe,                 1998             150,576                   0                      0
President of JPSI             1997             146,905              65,000                      0
                              1996             111,908              27,703                 70,000(4)
----------------------------------------------------------------------------------------------------
Marvin W. Sepe                1998             125,000              13,500                      0
President of JSI              1997             125,000                   0                  5,000
                              1996              52,083(6)                0                129,554(4)
----------------------------------------------------------------------------------------------------

----------------------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each Named Officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock or stock appreciation rights or make any long term incentive plan payments during the fiscal years ended December 31, 1998, 1997 and 1996.

(3) Includes bonus payments under the Management Incentive Bonus Plan (see page 30) earned by the Named Officers in the year indicated for services rendered in such year, but which were paid in the following year.

(4)     Includes 324,420, 50,000, 109,149 and 42,393 options and
        warrants for Dr. Martinez, and Messrs. Yoffe, Sepe and Valentine, respectively, which were granted and reported in prior years, but which (together with options and warrants issued to other employees of the Company) were amended on August 15, 1996 to reduce their respective exercise prices to $3.00 per share, 20 percent over the trading price on NASDAQ on August 15, 1996.

(5) Compensation is for eleven months. Includes $22,000 commissions on sales.

(6)     Compensation is for six months. (7) See "Incentive Plans" below.

OPTION GRANTS IN THE LAST FISCAL YEAR

        The following table sets forth each grant of stock options and warrants made during the fiscal year ended December 31, 1998 to each of the Named Officers. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the terms if the stock price were to appreciate annually by 5% and 10%, respectively. The assumed values may not reflect actual value at the times indicated.

                                      PERCENTAGE
                          SHARES       OF TOTAL
                        UNDERLYING     OPTIONS                                       POTENTIAL REALIZABLE
                          OPTIONS     GRANTED TO                                       VALUE AT ASSUMED
                          GRANTED      EMPLOYEES   EXERCISE                          ANNUAL RATES OF STOCK
                         (SHARES)      IN FISCAL   PRICE PER      EXPIRATION          PRICE APPRECIATION
NAME                      (1)(6)         YEAR       SHARE          DATE(2)             FOR OPTION TERM
-----------------------------------------------------------------------------------------------------------
                                                                                        5%            10%
                                                                                     --------      --------
John S. Martinez         63,000(3)       13.77      $2.91      February 6, 2008      $115,295      $292,181
                          9,960(7)        2.18      $2.84         April 6, 2008        17,789        45,081
                          5,000(4)        1.09      $2.44        August 7, 2009         7,673        19,444

Dennis E. Valentine      27,000(5)        5.90      $2.91      February 6, 2008      $ 49,412      $125,220
                          2,797(7)         .61      $2.91        April 20, 2008         5,119        12,972

John P. Ricardi               0              0        N/A                   N/A           N/A           N/A

Leo Yoffe                     0              0        N/A                   N/A           N/A           N/A

Marvin W. Sepe                0              0        N/A                   N/A           N/A           N/A

(1) Such options were all granted under the Company's 1991 Stock Option Plan. The exercise price of the stock options reported above was equal to the fair market value of the Company's common stock at the date of grant. The terms of each such option are determined by the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by the offset of the underlying shares, subject to certain conditions.

(2) Options which are unvested at the time of termination of optionee's employment expire at that time. Vested options also expire if not exercised within 60 days after termination of optionee's employment or one year following death of optionee if not exercised by optionee's personal representative. Vested options issued to directors expire one year following resignation as a director.

(3) These options are incentive stock options. 6,300 of these options are currently exercisable and 6,300 become exercisable on February 6 of each year thereafter through 2008.

(4) These options are non-qualified stock options. They become exercisable and vest one-third each year commencing on the first year after their grant.

(5) These options are incentive stock options. 2,700 of these options are currently exercisable and 2,700 become exercisable on February 6 of each year thereafter through 2008.

(6) These options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a Reload Option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option. In addition, if the optionee exercises the option in whole or in part with cash, the Company shall grant to the optionee a Reload Option to purchase that number of shares equal to the amount of cash paid divided by the fair market value of the Common Stock on the date of exercise.

(7)     These options are Reload Options.

AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

        The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options, if any, by said officers during the fiscal year ended December 31, 1998, the number of shares of common stock underlying options and warrants outstanding at December 31, 1998 and the value of such options and warrants which are "in-the-money":

                                                SHARES UNDERLYING       VALUE OF
                                                   UNEXERCISED         UNEXERCISED
                                                   OPTIONS AND     IN-THE-MONEY OPTIONS
                                                   WARRANTS AT        AND WARRANTS AT
                         SHARES                 DECEMBER 31, 1998   DECEMBER 31, 1998(1)
                        ACQUIRED              -----------------------------------------
                           ON         VALUE        EXERCISABLE/         EXERCISABLE/
NAME                    EXERCISE     REALIZED     UNEXERCISABLE         UNEXERCISABLE
---------------------------------------------------------------------------------------
John S. Martinez          30,000      $56,988      148,603/477,835          $101,946/$0

Dennis E. Valentine       15,300       36,338       65,085/92,007           $28,107/$0

John P. Ricardi            3,741        1,871       16,259/43,097           $0/$0

Leonid Yoffe              20,000       37,525            0/57,088           $0/$0

Marvin W. Sepe                 0            0       79,701/39,853           $0/$0

-------------------

(1) Options are "in-the-money" if the fair market value of the underlying common stock exceeds the exercise price of the option or warrant at December 31, 1998. The fair market value of a share of common stock at December 31, 1998 was $2.13 per share as quoted on the NASDAQ Stock Market at the close of trading.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 1998, executive compensation was set by the Board of Directors acting as the Compensation Committee. The compensation of Dr. Martinez was set by the Compensation Committee members without the participation by Dr. Martinez. Except for Dr. Martinez, each member of the Compensation Committee is neither an officer nor an employee of the Company.

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

        Pursuant to Mr. Ricardi's employment agreement, the Company retained him as Senior Vice President for Sales and Marketing at JMAR Precision Systems and Vice President for Corporate Development for JMAR and agreed to pay him an annual salary of $145,000 plus expenses and normal employee insurance benefits and a $500 per month auto allowance. The employment agreement can be terminated by the Company with thirty days notice. If the employment agreement is terminated by the Company without cause, Mr. Ricardi will receive 60 days pay as severance.

INCENTIVE PLANS

        The Company has no defined benefit pension or actuarial plans under which its executive officers participate.

        In 1993, JMAR established a Management Incentive Bonus Plan (the "MIBP") based on profits generated and stock performance each year. Under the MIBP, an executive's annual performance bonus award generally depends on two performance factors: The overall financial performance of the Company and the performance of the business unit for which the executive is accountable, along with the executive's individual performance. The performance objectives of the Company and the business unit are derived from the Company's Board-approved annual business plan, which includes specific financial performance targets relating to revenue and profits for the fiscal year. The Company has been profitable for the past three consecutive years. Accordingly, MIBP cash bonuses were paid and options awarded in fiscal years 1996, 1997 and 1998 to those employees deemed to have made the greatest contributions toward the Company's ability to generate those profits. (See "Summary Compensation Table" above.)

        In March 1998, the Board of Directors approved a resolution requiring that starting with 1997, a substantial portion of each Management Incentive Bonus earned by its senior officers be used (the "MIBP Stock Ownership Requirement") by such officers to: 1) buy JMAR common shares in the Public Market; and/or 2) exercise existing stock options or warrants, including payment of income taxes (if any) resulting from such option or warrant exercises. The long term goal is for each senior officer designated in the Beneficial Ownership table in this Report to own JMAR shares having a market value of a minimum of one times his annual salary. Once any such designated employee achieves that goal they will no longer be required to allocate a specific portion of their bonus to the purchase of additional JMAR shares unless their share holdings fall below that level. The Company believes that this policy will provide additional incentives to the Company's senior officers to maximize the Company's profits and share price over the long term. Pursuant to the MIBP Stock Ownership Requirement, in 1998 Messrs. Yoffe, Valentine and Ricardi purchased 20,000, 15,300 and 3,741 shares, respectively. Dr. Martinez and Mr. Foster owned 372,965 and 50,647 shares, respectively, prior to March, 1998. Notwithstanding the fact that Dr. Martinez and Mr. Foster exceeded the required stock ownership goal, each used a portion of their cash Management Incentive Bonus to purchase 30,000 and 2,000 shares, respectively, in 1998.

DIRECTORS' FEES

        Directors who are not salaried employees of the Company receive a retainer (the "Retainer") of $1,000 per quarter and $1,000 for their attendance at each Board of Directors meeting and Committee meeting and are reimbursed for their travel, lodging and food expense incurred when attending such meetings. In August, 1997, the Company adopted the Director Compensation Plan. Pursuant to the Director Compensation Plan, $500 of the Board meeting compensation will be paid in Company stock.

        In addition, the 1991 Stock Option Plan, as amended, provides that directors are eligible to participate in the 1991 Stock Option Plan on the same basis as key employees of the Company and grants of options will be made by the Board of Directors on a case-by-case basis on such terms as the Board in its discretion may provide. During the fiscal year ended December 31, 1998, a grant of options to purchase 5,000 shares of Common Stock was received by Messrs. Martinez, Banister, Beer, Ressler and Blackman in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        As of March 9, 1999, the following persons were known by the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock. A person is deemed to be the beneficial owner of securities, whether or not he has any economic interest therein, if he directly or indirectly has (or shares with others) voting or investment power with respect to the securities or has the right to acquire such beneficial ownership within sixty days.

                                NUMBER OF SHARES
        NAME AND ADDRESS       BENEFICIALLY OWNED        PERCENT OF TOTAL
        ----------------       ------------------        ----------------
John S. Martinez                 1,604,913(1)                 8.57%
3956 Sorrento Valley Blvd.
San Diego, CA 92121

Kernco Trust SA                  1,000,000(2)                 5.47%
2 rue Jargonnant
CH-1211 Geneva
Switzerland

(1) Includes: (a) 402,965 shares owned of record by the John S. Martinez Separate Property Trust, of which Dr. Martinez as trustee, has sole voting and investment power; (b) 675,148 shares of Common Stock which are issuable upon exercise of currently exercisable warrants and stock options; and (c) 526,800 shares of Common Stock subject to a voting agreement pursuant to which Dr. Martinez has sole voting power (but no investment power) until the earlier of October 6, 2003 or until the transfer of the shares according to the terms of the voting agreement.

(2) Includes 250,000 shares which are issuable upon exercise of currently exercisable warrants.

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth the beneficial ownership of Common Stock of the Company as of March 9, 1999 by each director, the "Named Officers" (as defined in "Executive Compensation" on page 27 above) and by all directors and executive officers as a group. The Company has also provided the beneficial ownership for certain other executive officers who are not "Named Officers". Except as otherwise noted, the following stockholders have sole voting and investment power with respect to the shares. Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table.

                               NUMBER OF SHARES OF          PERCENTAGE OF
                                   COMMON STOCK       OUTSTANDING COMMON STOCK
         BENEFICIAL OWNER       BENEFICIALLY OWNED        BENEFICIALLY OWNED
         ----------------      -------------------    ------------------------
John S. Martinez(1)                 1,604,913                  8.57%

Kernco Trust SA(2)                  1,000,000                  5.47%
2 rue Jargonnant
CH-1211 Geneva 6
Switzerland

Marvin W. Sepe(3)                     225,970                  1.24%

Dennis E. Valentine(4)                156,018                      (13)

Richard M. Foster(5)                   87,313                      (13)

Leonid Yoffe(6)                        62,346                      (13)

James H. Banister, Jr.(7)              57,869                      (13)

Vernon H. Blackman(8)                  49,540                      (13)

John P. Ricardi(9)                     43,097                      (13)

Barry Ressler(10)                      27,198                      (13)

C. Neil Beer(11)                       19,757                      (13)

All executive officers and
directors as a group
(12 persons)(12)                    2,334,026                 12.09%

----------------------

 (1)    See footnote (1) to preceding table.

 (2) Includes 250,000 shares which are issuable upon exercise of currently exercisable warrants.

 (3) Includes 223,769 shares which are issuable upon exercise of currently exercisable stock options and warrants.

 (4) Includes 138,713 shares which are issuable upon exercise of currently exercisable stock options and warrants.

 (5) Includes 36,666 shares which are issuable upon exercise of currently exercisable stock options.

 (6) Includes 28,964 shares which are issuable upon exercise of currently exercisable stock options and warrants.

 (7) Includes 48,396 shares which are issuable upon exercise of currently exercisable stock options and warrants.

 (8) Includes 33,467 shares which are issuable upon exercise of currently exercisable stock options and warrants.

 (9) Includes 39,356 shares which are issuable upon exercise of currently exercisable stock options.

(10) Includes 19,999 shares which are issuable upon exercise of currently exercisable stock options.

(11) Includes 17,499 shares which are issuable upon exercise of currently exercisable stock options.

(12) Includes 1,261,977 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(13)    Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 29, 1993, the Company loaned Dr. Martinez $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company. The December 31, 1998 loan amount, including accrued interest, is $83,212. The loan is secured by 14,750 shares of Common Stock owned by Dr. Martinez.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        1.      Financial Statements. Index to Consolidated Financial
                Statements:

   Report of Independent Public Accountants......................................F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1997..................F-3

   Consolidated Statements of Income for the Years Ended December 31, 1998,
   1997 and 1996.................................................................F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1998, 1997 and 1996 .............................................F-5

   Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996...........................................................F-6

   Notes to Consolidated Financial Statements....................................F-7

        2. Financial Statement Schedules. The following financial statement schedule of JMAR Technologies, Inc., for the years ended December 31, 1998, 1997 and 1996 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of JMAR Technologies, Inc.

                 Schedule II. Valuation and Qualifying Accounts

        Financial Statement Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

        3. Exhibits. The Exhibits required to be filed with this Report are listed in Item 14(c) below.

(b)     Reports on Form 8-K.

        There were no reports filed on Form 8-K during the three months ended December 31, 1998.

                                INDEX TO EXHIBITS

(c) Exhibits. The following exhibits are filed, or incorporated by reference into, this Report:


 3.1(1)(2)  Certificate of Incorporation and amendments thereto.

 3.2(5)     Amendments to Certificate of Incorporation, filed on July 9, 1992,
            December 11, 1992, January 11, 1993 and February 1, 1993.

 3.3(1)     Bylaws and amendments thereto.

 3.4(6)     Amendment to Certificate of Incorporation, filed on August 23, 1994.

 3.5(13)    Certificate of Ownership and Merger.

 4.1(3)     Form of Common Stock Certificate.

 4.2(13)    Form of Amended Common Stock Purchase Warrant Certificate.

 4.3(14)    Rights Agreement, dated as of February 12, 1999 between JMAR
            Technologies, Inc. and American Securities Trust & Transfer, Inc., including the Certificate of Designations, the form of Rights
            Certificate and the Summary of Rights attached thereto as Exhibits
            A, B and C, respectively.

 9.1(6)     Voting Trust Agreement, dated October 6, 1993 between John S.
            Martinez and Cato Portfolio, A.G.

10.1(9)     Amended and Restated Employment Agreement between the Company and
            John S. Martinez, dated May 1, 1996. (+)

10.2(12) Employment Agreement between the Company and Joseph G. Martinez, dated April 16, 1998. (+)

10.3(1)     The Company's 1988 Stock Option Plan. (+)

10.4(2) Form of Warrant, with attached Piggyback Registration Rights provisions, issued in April, 1991 to John S. Martinez, James H.
            Banister, Jr., C. Neil Beer, Jay Borker, Scott Love, A. Lee Morsell,
            Vernon H. Blackman, Susan Miller-French, Lester Levy and Ali M. M.
            Mojdehi.

10.5(7)     The Company's 1991 Stock Option Plan, as amended. (+)

10.6(4)     Warrant Agreement, dated February 16, 1993, as amended, among the
            Company and American Securities Transfer, Incorporated.

10.7(9)     Management Anti-Dilution Incentive Plan, as amended. (+)

10.8(9)     Employment Agreement between Pacific Precision Laboratories, Inc.
            and John P. Ricardi, dated February 3, 1997. (+)

10.9(11)    Master Revolving Note, Addendum to Master Revolving Note, Variable
            Rate-Single Payment Note and Addendum to $1,000,000 Variable
            Rate-Single Payment Note between Comerica Bank-California and the
            Company.

EXHIBIT NO.                      DESCRIPTION
-----------                      -----------
10.10(5)    Form of 1994 Warrant, between the Company and Baytree Associates,
            Inc.

10.11(6) Form of Warrant, with attached Piggyback Registration Rights provisions issued to John S. Martinez, Vernon H. Blackman, Robert S.
            Hash, Larry M. Levy, Dennis E. Valentine, Barry Ressler, Leonid
            Yoffe and Carole Hash issued in connection with the Company's
            August, 1994 Loan Program.

10.12(8)    Master Lease Agreement and related documents dated as of September
            10, 1996 between Leasing Technologies International, Inc., the
            Company and California ASIC Technical Services, Inc.

10.13(9)    Management Incentive Plan Agreement for Pacific Precision
            Laboratories, Inc., as amended.

10.14(10)   Subscription Agreement by and between the Company and Banque
            Edouard Constant SA dated November 7, 1997.

10.15       Employment Agreement between the Company and E. Fred Schiele, dated
            November 13, 1998. (+)

21.1 Subsidiaries of the Company include JMAR Research, Inc.(a California corporation), JMAR Precision Systems, Inc. (a California corporation) and JMAR Semiconductor, Inc. (a California corporation).

23.1        Consent of Independent Public Accountants.

27.1        Financial Data Schedule.


---------------------

(+) These contracts are management compensation contracts required to be separately identified pursuant to Item 14(c) of Form 10-k.

 (1) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-32446) filed on December 5, 1989 and amended on January 30, 1990, March 30, 1990 and April 23, 1990, which Registration Statement became effective May 11, 1990.

 (2) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1991.

 (3) Incorporated by reference to the exhibit filed with the Company's Registration Statement on Form S-1 (No. 33-47390) filed on April 22, 1992 and amended November 23, 1992, January 11, 1993, January 27, 1993, February 9, 1993, February 11, 1993, February 12, 1993 and declared effective on February 16, 1993.

 (4) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1992.

 (5) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1993.

 (6) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

 (8) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

 (9) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.

(10) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1997.

(11) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 1998.

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1998.

(13) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated June 17, 1998.

(14) Incorporated by reference to the exhibit filed with the Company's Form 8-A dated March 8, 1999.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants.................................................F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997.............................F-3

Consolidated Statements of Income for the Years Ended December 31, 1998,
1997 and 1996............................................................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
1998, 1997 and 1996......................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
1997 and 1996............................................................................F-6

Notes to Consolidated Financial Statements...............................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To JMAR Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMAR Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




                                                             ARTHUR ANDERSEN LLP

San Diego, California
March 2, 1999

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1998 AND DECEMBER 31, 1997


===============================================================================================

                              ASSETS                                    December 31,
                              ------                            -------------------------------
                                                                    1998               1997
                                                                ------------       ------------
Current Assets:
     Cash and cash equivalents .............................    $  3,848,183       $  3,644,117
     Accounts receivable, net ..............................       7,766,961          4,308,777
     Notes and other receivable ............................          66,682            111,285
     Inventories ...........................................       5,848,936          4,685,883
     Prepaid expenses and other ............................         828,664            757,896
                                                                ------------       ------------
          Total current assets .............................      18,359,426         13,507,958
Receivable from officer ....................................          83,212             78,378
Property and equipment, net ................................       2,710,699          2,500,404
Other assets, net ..........................................       1,245,987            794,073
Goodwill, net ..............................................         475,509            388,065
                                                                ------------       ------------
         TOTAL ASSETS ......................................    $ 22,874,833       $ 17,268,878
                                                                ============       ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ......................................    $  4,728,068       $  1,175,717
     Accrued liabilities ...................................         570,945            546,615
     Accrued payroll and related costs .....................       1,153,304          1,228,853
     Line of credit ........................................       2,100,000            475,000
     Notes payable and capital lease obligations ...........         593,975            447,246
                                                                ------------       ------------
          Total current liabilities ........................       9,146,292          3,873,431
                                                                ------------       ------------
Notes payable and capital lease obligations, net of
          current portion ..................................         475,362            907,235
                                                                ------------       ------------
Commitments and contingencies (Notes 7 and 9)
     Stockholders' equity :
     Preferred stock, $.01 par value; 5,000,000 shares
       authorized; none issued and outstanding as of
       December 31, 1998 and December 31, 1997..............             --                  --
     Common stock, $.01 par value;
       40,000,000 shares authorized;
       Issued and outstanding 18,080,853 shares as of
       December 31, 1998 and  17,890,952 shares as of
       December 31, 1997....................................         180,809            178,910

     Additional paid-in capital ............................      36,593,901         36,587,674
     Accumulated deficit ...................................     (23,521,531)       (24,278,372)
                                                                ------------       ------------
          Total stockholders' equity .......................      13,253,179         12,488,212
                                                                ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........    $ 22,874,833       $ 17,268,878
===============================================================================================

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             JMAR TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1998,
                                  1997 AND 1996


=================================================================================================================
                                                                            Year ended December 31,
                                                               --------------------------------------------------
                                                                   1998               1997               1996
                                                               ------------       ------------       ------------
Product sales ...........................................      $ 16,340,637       $ 19,228,621       $ 14,585,585
Contract sales ..........................................         8,220,197          2,233,006          1,745,505
                                                               ------------       ------------       ------------
          Total revenues ................................        24,560,834         21,461,627         16,331,090
Product costs of sales ..................................         9,789,606         11,144,172          8,501,889
Contract costs of sales .................................         5,583,337          1,487,139          1,137,065
                                                               ------------       ------------       ------------
          Gross profit ..................................         9,187,891          8,830,316          6,692,136
                                                               ------------       ------------       ------------
Operating Expenses:
     Selling, general and administrative ................         6,153,100          6,194,333          4,884,050
     Research, development and engineering ..............         2,026,482          1,699,010          1,304,119
     Asset writedowns and non-recurring items ...........           100,000           (589,969)                --
                                                               ------------       ------------       ------------
          Total operating expenses ......................         8,279,582          7,303,374          6,188,169
                                                               ------------       ------------       ------------
Income from operations ..................................           908,309          1,526,942            503,967
Interest and other income (expense), net ................            61,963            104,905            388,974
Interest expense ........................................          (181,227)          (181,562)          (288,372)
                                                               ------------       ------------       ------------
Income before income taxes ..............................           789,045          1,450,285            604,569
Income tax (provision) benefit ..........................           (32,204)           345,000            175,000
                                                               ------------       ------------       ------------
Net income ..............................................      $    756,841       $  1,795,285       $    779,569
                                                               ============       ============       ============
Net income per share:
     Basic ..............................................      $        .04       $        .11       $        .05
                                                               ============       ============       ============
     Diluted ............................................      $        .04       $        .10       $        .05
                                                               ============       ============       ============
Shares used in computation of net income per share:
     Basic ..............................................        18,046,860         17,065,860         15,582,579
                                                               ============       ============       ============
     Diluted ............................................        19,112,634         18,601,119         16,755,753
                                                               ============       ============       ============
=================================================================================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

================================================================================================================================
                                            Common Stock         Preferred Stock      Additional                       Total
                                       ------------------------  ---------------       Paid-in      Accumulated     Stockholders'
                                        Shares        Amount     Shares   Amount       Capital        Deficit          Equity
                                      ----------   ------------  ------   ------     ------------   ------------    ------------
Balance, December 31, 1995 .........  14,228,585   $    142,286     --    $  --      $ 31,796,142   $(26,853,226)   $  5,085,202

Issuance of stock related to
   acquisition of Cal ASIC .........   1,427,526         14,275     --       --         1,707,270             --       1,721,545

Debt converted to equity ...........     440,000          4,400     --       --           973,021             --         977,421

Stock issued upon exercise
of  warrants .......................     474,158          4,742     --       --           644,426             --         649,168

Issuance of stock ..................     190,000          1,900     --       --           154,100             --         156,000

Net income .........................          --             --     --       --                --        779,569         779,569
                                      ----------   ------------  ------   ------     ------------   ------------    ------------

Balance, December 31, 1996 .........  16,760,269        167,603     --       --        35,274,959    (26,073,657)      9,368,905

Stock issued upon exercise
of  warrants and options ...........     681,618          6,816     --       --           661,539             --         668,355

Debt converted to equity ...........     156,634          1,566     --       --           467,622             --         469,188

Issuance of stock ..................   1,008,252         10,083     --       --         3,219,472             --       3,229,555

Retirement of stock related
to acquisition of Cal ASIC .........    (715,821)        (7,158)             --        (3,035,918)             --      (3,043,076)

Net income .........................          --             --     --       --                --      1,795,285       1,795,285
                                      ----------   ------------  ------   ------     ------------   ------------    ------------

Balance, December 31, 1997 .........  17,890,952        178,910     --       --        36,587,674    (24,278,372)     12,488,212

Stock issued upon exercise
of warrants and options ............     213,812          2,138     --       --           161,546             --         163,684

Issuance of stock for services .....      44,184            442     --       --            21,099             --          21,541

Issuance of stock related
   to acquisition of
   minority  interest of JSI........      24,045            240     --       --            36,864             --          37,104

Repurchases of stock ...............    (184,300)        (1,843)    --       --          (347,360)            --        (349,203)

Issuance of stock related
   to acquisition
   of Continuum Engineering ........      92,160            922     --       --           134,078             --         135,000

Net income .........................          --             --     --       --                --        756,841         756,841
                                      ----------   ------------  ------   ------     ------------   ------------    ------------

Balance, December 31, 1998 .........  18,080,853   $    180,809     --    $  --      $ 36,593,901   $(23,521,531)   $ 13,253,179
                                      ==========   ============  ======   ======     ============   ============    ============
=================================================================================================================================


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

==================================================================================================================
                                                                               Year ended December 31,
                                                                    ----------------------------------------------
                                                                        1998              1997            1996
                                                                    -----------       -----------      -----------
Cash flows from operating activities:
     Net income ...............................................     $   756,841       $ 1,795,285      $   779,569
     Adjustments to reconcile net income to net cash
      used in operating activities:
         Depreciation and amortization ........................         812,724           700,644          668,172
         Services received in exchange for
            common stock or warrants ..........................          21,541             9,864               --
         Asset writedowns and non-recurring items .............         100,000          (589,969)              --
     Change in assets and liabilities net
       of effects from acquisitions, asset writedowns and
       non-recurring items:
          Increase in:
          Accounts receivable, net ............................      (3,409,102)       (1,434,015)      (1,252,278)
          Inventories .........................................      (1,133,215)         (830,571)      (1,307,937)
          Prepaid expenses and other ..........................         (68,696)         (556,109)        (654,320)
          Other assets ........................................        (592,031)         (699,349)        (132,172)
          Increase (decrease) in:
          Customer deposits ...................................           9,997          (724,325)         736,950
          Accounts payable and accrued liabilities ............       3,461,361           377,057          748,329
                                                                    -----------       -----------      -----------
     Net cash used in operating activities ....................         (40,580)       (1,951,488)        (413,687)
                                                                    -----------       -----------      -----------
Cash flows from investing activities:
     Patent costs .............................................         (60,628)          (47,451)         (12,905)
     Capital expenditures .....................................        (803,498)         (763,697)        (941,597)
     Increase in notes and other receivables ..................          (4,834)         (307,939)        (187,722)
     Payments received on notes receivable ....................          13,422           897,857        1,004,502
     Acquisition costs, net of cash acquired ..................          37,103                --          (86,393)
                                                                    -----------       -----------      -----------
          Net cash used in investing activities ...............        (818,435)         (221,230)        (224,115)
                                                                    -----------       -----------      -----------
Cash flows from financing activities:
     Net borrowings (payments) under short-term debt agreements       1,625,000          (969,281)         (82,648)
     Net borrowings (payments)  of notes payable ..............        (376,400)          273,222          706,921
     Net proceeds from the issuance of common stock ...........              --         3,215,253          156,000
     Repurchases of stock .....................................        (349,203)               --               --
     Net proceeds from the exercise of options and warrants ...         163,684           668,355          649,168
                                                                    -----------       -----------      -----------
          Net cash provided by financing activities ...........       1,063,081         3,187,549        1,429,441
                                                                    -----------       -----------      -----------
Net increase in cash and cash equivalents .....................         204,066         1,014,831          791,639
Cash and cash equivalents, beginning of period ................       3,644,117         2,629,286        1,837,647
                                                                    -----------       -----------      -----------
Cash and cash equivalents, end of period ......................     $ 3,848,183       $ 3,644,117      $ 2,629,286
                                                                    ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: On May 23, 1996, the Company acquired approximately 94 percent of the outstanding common stock of JMAR Semiconductor (formerly California ASIC). As consideration for the acquisition, the Company issued an aggregate of approximately 1,427,526 shares of its common stock. On December 7, 1998, the Company acquired 100% of the outstanding common stock of Continuum Engineering, Inc. As consideration for the acquisition, the Company issued an aggregate of 92,160 shares of its common stock (See Note 3).

================================================================================

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      DESCRIPTION OF THE COMPANY

        The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (the "Company" or "JMAR") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company develops, manufactures and markets precision measurement, yield enhancement and laser manufacturing systems, provides custom semiconductor products for the microelectronics industry and is a leading developer of advanced lithography sources for production of future higher performance semiconductors.

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

        e.      Income Taxes

                The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109 ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

        g.      Goodwill and Other Assets

                Goodwill is amortized by systematic charges to income over the periods estimated to be benefited, generally five to ten years. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. During 1997 management determined that such an impairment had occurred relative to a portion of its custom semiconductor business. Accordingly, the Company wrote-off a portion of the goodwill associated with that business. Management believes that there has been no impairment of goodwill as reflected in the Company's consolidated financial statements as of December 31, 1998. Accumulated amortization of goodwill was $561,312 and $474,651 at December 31, 1998 and 1997, respectively. Patent costs are amortized over ten years, and other assets, including capitalized software, are amortized over not more than five years. Accumulated amortization of other assets was $568,317 and $338,382 at December 31, 1998 and 1997, respectively.

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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

        l.      Reclassifications

                Certain reclassifications have been made to the prior year financial statements to conform with the 1998 presentation.

        m.      New Accounting Pronouncements

                In 1998, the Company adopted FASB Statement No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 requires the reporting of additional financial information. For each of the three years ended December 31, 1998, there was no difference in the Company's Net Income and Comprehensive Income.

                In February, 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". SFAS No. 132 revises and standardizes employers' disclosures about pension and other postretirement benefits, but it does not change the measurement or recognition of those benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 further requires restatement of disclosures for earlier periods provided for comparative purposes. The adoption of SFAS No. 132 did not have any impact on the Company's consolidated financial statements or disclosures thereto.

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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                The Company has adopted the FASB's Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 does not affect the results of operations or financial position, but does affect the disclosure of the segment information that is disclosed in the Notes to the Consolidated Financial Statements (see Note 14).

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

3.      ACQUISITIONS

                On May 23, 1996, the Company acquired (the "Acquisition") approximately 94 percent of the outstanding common stock of California ASIC Technical Services, Inc. ("Cal ASIC") (subsequently renamed JMAR Semiconductor). JMAR Semiconductor is a "fab-less" supplier of semiconductors focusing on the development and delivery of high performance custom microcircuits for a wide range of commercial, medical and military electronics uses. The Acquisition involved a private tender offer to the shareholders of Cal ASIC (the "Sellers"). As consideration for the Acquisition, the Company issued to the Sellers an aggregate of 1,427,526 shares of its Common Stock. The purchase price was negotiated at arm's length. The Company has accounted for the Acquisition as a purchase effective June 1, 1996. The allocation of the purchase price of Cal ASIC reflected in the accompanying financial statements has been prepared based upon an independent appraisal of certain of the acquired assets and using management's estimate of fair value for the remaining net assets. Related goodwill of $164,946 at December 31, 1998 is being amortized over five years.

                In October, 1997, the Company received approximately 716,000 freely tradable shares of Company common stock with a market value of approximately $2,839,000 from the former principal shareholders of Cal ASIC as settlement (the "Settlement") of certain claims under the terms of the original purchase agreement. These shares were retired by the Company. JMAR's ownership position in JMAR Semiconductor remained unchanged as a result of the Settlement. This non-recurring gain of approximately $2,839,000 has been offset in part by the writedown of certain assets primarily related to JMAR Semiconductor in the amount of $1,594,000 and costs incurred as a result of the reorganization of JMAR Semiconductor in the amount of $655,031 resulting in a net gain of $589,969. In May, 1998, the Company acquired the remaining outstanding shares of JMAR Semiconductor.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                On December 7, 1998, the Company acquired 100 percent of the outstanding common stock of Continuum Engineering, Inc. ("CEI"). As consideration, the Company issued to the sole shareholder of CEI 92,160 shares of its Common Stock. The purchase price was negotiated at arm's length and the acquisition was accounted for as a purchase effective December 1, 1998. Included in the Consolidated Balance Sheet at December 31, 1998 is goodwill of $150,000 related to this acquisition.

4.      INVENTORIES

                At December 31, 1998 and 1997, inventories consisted of the following:

                                                    1998           1997
                                                 ----------     ----------
Raw materials, components and sub-assemblies     $3,127,225     $3,673,414
Work-in-process ............................      2,068,309        680,883
Finished goods .............................        653,402        331,586
                                                 ----------     ----------
                                                 $5,848,936     $4,685,883
                                                 ==========     ==========

5.      ACCOUNTS RECEIVABLE

                At December 31, 1998 and 1997, accounts receivable consisted of the following:

                                            1998             1997
                                         -----------      -----------
Trade ..............................     $ 2,762,563      $ 3,367,271
Trade - unbilled ...................         245,013          367,875
U.S. Government - billed ...........       3,988,231           10,350
U.S. Government - unbilled .........         814,524          598,828
                                         -----------      -----------
                                           7,810,331        4,344,324
Less - Reserve for doubtful accounts         (43,370)         (35,547)
                                         -----------      -----------
                                         $ 7,766,961      $ 4,308,777
                                         ===========      ===========

                All unbilled receivables at December 31, 1998 and 1997, are expected to be billed and collected within one year. Payment to the Company, for performance on certain U.S. Government contracts, is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized.

6.      PROPERTY AND EQUIPMENT

                At December 31, 1998 and 1997, property and equipment consisted of the following:

                                      1998             1997
                                  -----------      -----------
Equipment and machinery .....     $ 5,003,891      $ 4,505,804
Furniture and fixtures ......         609,659          407,722
Leasehold improvements ......         106,462           85,892
                                  -----------      -----------
                                    5,720,012        4,999,418
Less-Accumulated depreciation      (3,009,313)      (2,499,014)
                                  -----------      -----------
                                  $ 2,710,699      $ 2,500,404
                                  ===========      ===========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.      COMMITMENTS AND CONTINGENCIES

                The Company leases office facilities under operating leases and certain equipment and software under capital leases. Minimum future rental payments as of December 31, 1998 are as follows:

                              Capital Leases     Operating Leases
                              --------------     ----------------
1999 .......................     $ 130,179          $ 407,866
2000 .......................           936            198,686
Thereafter .................            --                 --
                                 ---------          ---------
                                   131,115          $ 606,552
                                                    =========
Amount representing interest        (5,543)
                                 ---------
                                   125,572
Less: Current portion ......      (124,636)
                                 ---------
                                 $     936
                                 =========


                During September, 1996, the Company entered into a $950,000 lease financing agreement with Leasing Technologies International, Inc., the proceeds of which have been used to finance JMAR Semiconductor equipment and software financing requirements. The above amount for capital leases represents the amount outstanding pursuant to that agreement at December 31, 1998.

                Related rent expense was $380,748, $363,339 and $315,515 for the years ended December 31, 1998, 1997 and 1996, respectively.

                In the ordinary course of business, the Company has been involved in various legal proceedings and claims. Currently there are no significant legal proceedings or claims which, in the opinion of management, would have a material adverse effect on the Company's consolidated financial position or results of operations.

                The Company has entered into employment agreements with several of its key employees.

8.      NOTES PAYABLE

                Notes payable as of December 31, 1998 and 1997, were as follows:

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                        1998             1997
                                                                                     ----------        --------
Working capital line of credit in the amount of $5,000,000
with Comerica Bank - California. Advances bear interest at
prime rate. The line is renewable at the Bank's option
yearly on May 1st and interest on the line is payable
monthly. Advances are secured by all assets of the Company.
The bank agreements contain covenants, among other items,
relating to income levels and financial ratios..................................     $2,100,000        $475,000


Unsecured convertible promissory notes bearing interest at 8.25 percent.........             --          20,000

Note payable due in monthly principal installments of
$10,417 plus interest through October 2000, interest at
prime plus 1.25%, secured by all assets of the Company..........................        218,741         343,745

Note payable with monthly interest payments only through
April 1998. Commencing May 1998, due in monthly principal
installments of $10,417 plus interest at prime plus .5%
through May 2002, secured by all assets of the Company..........................        447,917         500,000

Notes payable due May 2000, interest at 12 percent, secured
by certain machinery and equipment..............................................        187,462         187,462

Capital leases (see Note 7).....................................................        131,115         298,393

Other notes payable.............................................................         84,102           4,881
                                                                                     ----------        --------
                                                                                      3,169,337       1,829,481

Less: Current portion...........................................................     (2,693,975)       (922,246)
                                                                                     ----------        --------
                                                                                     $  475,362        $907,235
                                                                                     ==========        ========

        During October 1993 the Company issued $2,500,000 of convertible promissory notes (the "Notes") of which none remained outstanding at December 31, 1998. The Notes were initially convertible into shares of Common Stock of the Company at $3.75 per share. In October 1996, the Company entered into an agreement to amend the terms of the Notes, whereby the conversion price for a pro-rata share of the Notes (62.5 percent) was lowered to $2.27 per share, which was the fair market value of the Company's Common Stock at the time of the amendment. Pursuant to these amended terms, holders of $1,000,000 in Notes converted the Notes into 440,000 shares (see Note 11). In July, 1997, the Company entered into an agreement to amend the terms of the Notes, whereby the conversion price for a pro-rata share of the Notes (80 percent) was lowered to $3.00 per share. Pursuant to these amended terms, holders of $470,000 in Notes converted the Notes. These transactions had no impact on the Company's results of operations for any of the periods presented in the accompanying financial statements, other than the corresponding reduction in interest expense.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The weighted average interest rate on the loan with Comerica Bank-California was 8.6% and 9.25% for 1998 and 1997, respectively. The maximum amount outstanding was $3,000,000 and $1,250,000 and the average amount outstanding was $943,750 and $353,541 during 1998 and 1997, respectively.

                Interest paid for the years ended December 31, 1998, 1997 and 1996 was $160,966, $162,488 and $289,248, respectively.

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

10.  INCOME TAXES

        For the years ended December 31, 1997 and 1996, the Company has recorded a tax benefit of $345,000 and $175,000, respectively, related to the estimated future utilization of net operating loss carryforwards. The provision for federal and state income taxes for the year ended December 31, 1998 is for alternative minimum taxes. The Company paid taxes of $32,204 in 1998.

                At December 31, 1998, the Company had Federal net operating loss carryforwards as follows:

EXPIRES
2004 .....................   $ 1,184,000
2005 .....................     2,840,000
2006 .....................       961,000
2007 .....................     4,546,000
2008 .....................     6,932,000
2009 .....................     6,860,000
2010 .....................     2,265,000
2011 .....................       585,000
                             -----------
Total ....................   $26,173,000
                             ===========


        The Company has approximately $1,496,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company's initial public offering in May 1990. As a result of additional financings in 1992 and 1993, additional ownership changes have occurred which restrict the Company's ability to utilize its net operating loss carryforwards and any "built in losses." In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $813,000 apply to approximately $5,349,000 of Company and acquired company loss carryforwards. Approximately $20,824,000 of the net operating loss carryforwards are not subject to annual limitations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

DEFERRED TAX ASSETS:                             1998             1997
                                            -------------   --------------

Net operating loss carryforwards .......     $ 8,899,000      $ 8,652,000
Losses from equity and other investments         492,000          492,000
Other ..................................          16,000          547,000
                                             -----------      -----------
       Total gross deferred tax assets .       9,407,000        9,691,000
       Less valuation reserve ..........      (8,887,000)      (9,171,000)
                                             -----------      -----------
       Net deferred tax asset ..........     $   520,000      $   520,000
                                             ===========      ===========


        The valuation reserve as of December 31, 1998 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods.

        The effective income tax rate for 1998, 1997 and 1996 varied from the statutory federal income tax rate as follows:

                                                        1998      1997      1996
                                                         ---       ---       ---

Statutory federal income tax rate ........                34%       34%       34%
State income tax ...................................       6         6         6
Permanent differences ..............................       2         1         2
Benefit recorded due to net operating
 loss carryforward position .........................    (38)      (65)      (71)
                                                         ===       ===       ===
                                                           4%      (24)%     (29)%
                                                         ===       ===       ===

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  STOCKHOLDERS' EQUITY

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

        During the year ended December 31, 1998, the Company received net proceeds of approximately $164,000 from the exercise of warrants and options into approximately 214,000 shares of common stock.

12.  STOCK-BASED COMPENSATION PLANS

        The Company has four stock option or warrant plans, the 1988 Stock Option Plan (the "1988 Plan"), the 1991 Stock Option Plan (the "1991 Plan"), the Management Anti-Dilution Plan (the "Anti-Dilution Plan"), and an incentive plan which provides for the issuance of warrants to JPSI employees (the "JPSI Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123 ("SFAS 123"), the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                           1998            1997            1996
                                          -------     -------------       ---------

Net Income:        As Reported           $756,841     $   1,795,285       $ 779,569
                   Pro Forma              403,764         1,492,559         668,169

Basic EPS:         As Reported                .04               .11             .05
                   Pro Forma                  .02               .09             .04

Diluted EPS:       As Reported                .04               .10             .05
                   Pro Forma                  .02               .08             .04


        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 120,000 shares under the 1988 Plan, 1,480,000 shares under the 1991 Plan, 806,637 shares under the Anti-Dilution Plan, and 450,000 shares under the JPSI Plan. As of December 31, 1998, the Company has granted options for 110,782 shares under the 1988 Plan, 1,232,662 options under the 1991 Plan, 424,246 warrants under the Anti-Dilution Plan, and 244,500 warrants under the JPSI Plan. In addition, 50,000 non-qualified options have been granted to an employee outside of the above plans. Under all Plans the option or warrant exercise price is equal to or more than the stock's market price on date of grant. In 1996, the Company repriced 737,340 options and warrants under the 1991 Plan, the Anti-Dilution Plan and JPSI Plan and changed the initial vesting period of 655,230 of such warrants to provide for vesting on the earliest of (i) forty five days after such time as the closing high bid price of the Company's common stock for 20 consecutive trading days is greater than $6.38; (ii) the exercise by the warrantholders of at least 90 percent of the Company's warrants which currently trade on the Nasdaq NMS; or (iii) nine years and six months after the date of grant.

        A summary of the status of the total number of stock options or warrants pursuant to all four of the above "plans" as of December 31, 1996, 1997 and 1998 and changes during the years then ended is presented in the table and narrative below:

                                          1998                        1997                     1996
                                ------------------------    ----------------------    ----------------------
                                  Shares       Wtd Avg          Shares     Wtd Avg     Shares        Wtd Avg
                                               Ex Price                    Ex Price                  Ex Price
                                ----------     --------     ----------     --------   ---------      --------
Outstanding at beg. of year      1,589,752      $   2.54     1,319,369      $2.69       993,518      $   4.35
Granted                            507,442          2.78       587,500       2.67       330,184          2.37
Exercised                          (95,214)         0.90       (70,764)      2.27            --            --
Forfeited                          (95,000)         3.18      (246,353)      3.69        (4,333)         3.27
                                ----------                  ----------                --------
Outstanding at end of year       1,906,980          2.66     1,589,752       2.54     1,319,369          2.69
                                ----------                  ----------                --------
Exercisable at end of year         533,294                     375,071                  261,418
Weighted average fair value
   of options or warrants
   granted                            2.78                        2.51                     1.61


        131,056 of the 1,906,980 options and warrants outstanding at December 31, 1998 have exercise prices between $.53 and $1.09 with a weighted average exercise price of $.89 and a weighted average remaining contractual life of 6.6 years. All of these options and warrants are exercisable. 791,976 of the options and warrants outstanding at December 31, 1998 have exercise prices between $1.72 and $2.94 with a weighted average exercise price of $2.49 and a weighted average remaining contractual life of 8.6 years. 217,186 of these options and warrants are exercisable. 929,448 of the options and warrants at December 31, 1998 have exercise prices of $3.00 with a weighted average exercise price of $3.00 and a weighted average remaining contractual life of 5.8 years. 171,717 of these options and warrants are exercisable. 54,500 of the options and warrants outstanding at December 31, 1998 have exercise prices between $3.13 and $4.06 with a weighted average exercise price of $3.47 and a weighted average remaining contractual life of 8.4 years. 13,335 of these options and warrants are exercisable.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997 and 1998: risk-free interest rate of approximately 6 percent; expected dividend yields of 0 percent, expected lives of 6 years, and expected volatility of 48 percent.

13.  EARNINGS PER SHARE

        In 1997, the Company adopted FASB Statement No. 128 ("SFAS No. 128"), Earnings per Share. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the years ended December 31, 1998, 1997 and 1996 were computed by dividing net income by the sum of the weighted average number of shares of common stock (18,046,860, 17,065,860 and 15,582,579 for 1998, 1997 and 1996, respectively) plus dilutive employee stock options and warrants (130,260, 314,276 and 154,364 for 1998, 1997 and 1996,
respectively) and other dilutive warrants and options (935,514, 1,220,983 and 1,018,810 for 1998, 1997 and 1996, respectively).

14.  SEGMENT INFORMATION

        In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which changes the way the Company reports information about its operating segments. The Company's three reportable segments have separate management teams and infrastructures that offer different products and services and are affected by different economic conditions.

        Precision Systems: This segment includes the manufacture, marketing and sale of the Company's measurement and inspection systems, positioning and motion control systems and laser processing systems.

        Contract Research and Development: This segment also includes the development of the Company's micro-technology emerging products, including: next-generation X-ray and other lithography sources for manufacturing and inspecting tomorrow's high-performance semiconductors; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

        Semiconductor Products and Processes: Using advanced tools and established foundry relationships with semiconductor producers, this segment, which consists of a "fab-less" supplier of semiconductors, focuses on the development and delivery of high-performance custom microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value technology services related to semiconductor fabrication and production.

        The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


        Segment information for the years 1998, 1997 and 1996 was as follows:

                                             Contract
                              Precision      Research &     Semiconductor
                               Systems      Development      Products &        Corporate         Total
                                                             Processes
1998:
   Revenues                 $16,001,541     $ 5,607,167     $ 2,952,126      $        --     $24,560,834
   Operating income             343,173         428,170         136,966               --         908,309
   Intersegment cost
    reimbursement               688,144              --              --               --         688,144
   Total assets              10,311,692       3,281,280       4,895,127        4,386,734      22,874,833
   Capital expenditures         471,609         192,620         113,492           25,777         803,498
   Depreciation and
      amortization              553,502          78,115         124,258           56,849         812,724

1997:
   Revenues                  18,950,828       2,233,006         277,793               --      21,461,627
   Operating income
      (loss)                  1,482,128         106,727         (61,913)              --       1,526,942
   Total assets              10,058,498       1,352,936       1,924,309        3,933,135      17,268,878
   Capital expenditures         458,534          58,023         234,681           12,459         763,697
   Depreciation and
      amortization              378,322          69,163         189,184           63,975         700,644

1996:
   Revenues                  14,585,585       1,745,505              --               --      16,331,090
   Operating income
      (loss)                  1,033,278          85,918        (615,229)              --         503,967
   Total assets               8,522,674         831,402       3,331,681        2,709,761      15,395,518
   Capital expenditures         429,102          50,521         460,618            1,356         941,597
   Depreciation and
      amortization              257,352         118,006         201,186           91,628         668,172


        In the table above, Corporate includes income and expenses not allocated to reportable segments. Corporate assets are principally cash, deferred income taxes and other assets.

SIGNIFICANT CUSTOMERS

        Sales to the United States Government aggregated $8,220,197, $2,062,131 and $1,468,546 in 1998, 1997 and 1996, respectively. Within the Precision Systems segment, sales to one customer totaled $7,279,778, $8,285,304 and $4,824,754 in 1998, 1997 and 1996, respectively. Also within the Precision Systems segment, two other customers accounted for $1,982,040 and $1,748,724 of the Company's revenues in 1996.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


EXPORT SALES

        The following table presents revenues by country based on where the product was shipped to or where the services were provided.


                      1998            1997            1996
                  -----------     -----------     -----------

United States     $16,605,291     $12,523,252     $12,925,642
Mexico              4,723,499       3,619,195         430,000
Malaysia            1,801,438       1,830,602         786,931
Costa Rica            522,015         263,059              --
Hong Kong                  --       1,548,198              --
Switzerland                --              --       1,446,965
Others                908,591       1,677,321         741,552
                  -----------     -----------     -----------
   Total          $24,560,834     $21,461,627     $16,331,090
                  ===========     ===========     ===========

All assets of the Company are located in the United States.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JMAR TECHNOLOGIES, INC.

Date: March 30, 1999                By:   /s/ John S. Martinez
                                          -------------------------
                                          John S. Martinez
                                          Chairman of the Board and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            SIGNATURE                    TITLE                   DATE
            ---------                    -----                   ----


/s/ John S. Martinez               Chairman of the          March 30, 1999
---------------------------------  Board, Chief
John S. Martinez                   Executive Officer
                                   and Director



/s/ Dennis E. Valentine            Chief Financial          March 30, 1999
---------------------------------  Officer and Chief
Dennis E. Valentine                Accounting Officer



/s/ James H. Banister, Jr.         Director                 March 30, 1999
---------------------------------
James H. Banister, Jr.


/s/ C. Neil Beer                   Director                 March 26, 1999
---------------------------------
C. Neil Beer



/s/ Vernon H. Blackman             Director                 March 26, 1999
---------------------------------
Vernon H. Blackman


/s/ Barry Ressler                  Director                 March 26, 1999
---------------------------------
Barry Ressler

                                                                     SCHEDULE II



                             JMAR TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                     FOR THE YEARS ENDED DECEMBER 31, 1998,
                                  1997 AND 1996





                                                              Additions
                                                          -------------------
                                                          Charged to
                                          Balance at      Costs and                            Balance at
                                       Beginning of Year   Expenses     Other   Deductions    End of Year
                                         ------------     ----------    -----   ----------    -----------


For the year ended December 31, 1998:

  Warranty reserve                        $ 27,071     $     --            $      $(27,071)     $     --

  Reserve for inventory obsolescence       181,157           --           --            --       181,157

  Allowance for doubtful accounts           35,547       27,823           --       (20,000)       43,370



For the year ended December 31, 1997:

  Warranty reserve                        $ 14,800     $ 27,000     $(14,729)     $     --      $ 27,071

  Reserve for inventory obsolescence       118,976       55,000        7,181            --       181,157

  Allowance for doubtful accounts           17,230       20,000       (1,683)           --        35,547



For the year ended December 31, 1996:

  Warranty reserve                        $ 14,729     $     --     $     --      $     71      $ 14,800

  Reserve for inventory obsolescence       171,573           --      (52,597)           --       118,976

  Allowance for doubtful accounts           18,250           --           --        (1,020)       17,230
