Form 10-Q
period 1999-03-31
JMAR TECHNOLOGIES INC
filed 1999-05-14
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999
                         Commission File Number 1-10515


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


                           3956 Sorrento Valley Blvd.
                               San Diego, CA 92121
                                 (619) 535-1706
                    ----------------------------------------
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                                Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date (May 7, 1999).


                 Common Stock, $.01 par value: 18,033,293 shares

                                      INDEX


                                                                                PAGE #
                                                                               ---------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 1998 and
            March 31, 1999                                                        2

            Consolidated Statements of Operations - Three months ended
            March 31, 1999 and 1998                                               3

            Consolidated Statements of Cash Flows - Three months ended
            March 31, 1999 and 1998                                               4

            Notes to Consolidated Financial Statements                            5

Item 2.     Management's Discussion and Analysis of Financial Condition           9
            and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk            12

PART II.    OTHER INFORMATION

Item 1.     N/A

Item 2.     Changes in Securities                                                 13

Item 3.     N/A

Item 4.     N/A

Item 5.     N/A

Item 6.     Reports on Form 8-K                                                   13

                         PART I - FINANCIAL INFORMATION

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998



=================================================================================================================

                            ASSETS                                             March 31, 1999   December 31, 1998
                                                                               --------------   -----------------
                                                                                (Unaudited)
Current Assets:
    Cash and cash equivalents ............................................      $  3,695,978       $  3,848,183
    Accounts receivable, net .............................................         4,906,218          7,766,961
    Notes and other receivable ...........................................            62,681             66,682
    Inventories ..........................................................         5,511,280          5,848,936
    Prepaid expenses and other ...........................................           907,176            828,664
                                                                                ------------       ------------
        Total current assets .............................................        15,083,333         18,359,426
Receivable from officer ..................................................            84,449             83,212
Property and equipment, net ..............................................         2,618,105          2,710,699
Other assets, net ........................................................         1,267,376          1,245,987
Goodwill, net ............................................................           450,470            475,509
                                                                                ------------       ------------

        TOTAL ASSETS .....................................................      $ 19,503,733       $ 22,874,833
                                                                                ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .....................................................      $  2,498,726       $  4,728,068
    Accrued liabilities ..................................................           827,264            570,945
    Accrued payroll and related costs ....................................         1,176,331          1,153,304
    Line of credit .......................................................         1,500,000          2,100,000
    Notes payable and capital lease obligations ..........................           498,555            593,975
                                                                                ------------       ------------
        Total current liabilities ........................................         6,500,876          9,146,292
                                                                                ------------       ------------
Notes payable and capital lease obligations, net of current portion ......           453,859            475,362
                                                                                ------------       ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued and outstanding
          as of March 31, 1999 and December 31, 1998 .....................                --                 --

    Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 18,030,853 as of March 31, 1999 and 18,080,853 shares as
      of December 31, 1998 ...............................................           180,309            180,809

    Additional-paid in capital ...........................................        36,483,625         36,593,901

    Accumulated deficit ..................................................       (24,114,936)       (23,521,531)
                                                                                ------------       ------------

        Total stockholders'  equity ......................................        12,548,998         13,253,179
                                                                                ------------       ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................      $ 19,503,733       $ 22,874,833
                                                                                ============       ============
=================================================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


==================================================================================

                                                             Three Months Ended
                                                             ------------------

                                                      March 31, 1999     March 31, 1998
                                                      --------------     --------------
Sales ..........................................       $  6,695,465       $  4,300,079
Costs of sales .................................          5,032,576          2,637,263
                                                       ------------       ------------
    Gross profit ...............................          1,662,889          1,662,816
                                                       ------------       ------------
Operating expenses:
  Selling, general and
    administrative .............................          1,823,276          1,309,738
  Research, development and
    engineering ................................            407,961            332,801
                                                       ------------       ------------
  Total operating expenses .....................          2,231,237          1,642,539
                                                       ------------       ------------
Income (loss) from operations ..................           (568,348)            20,277
Interest and other income (expense), net .......             15,594             38,091
Interest expense ...............................            (40,651)           (40,285)
                                                       ------------       ------------
Net income (loss) ..............................       $   (593,405)      $     18,083
                                                       ============       ============
Basic and diluted net income (loss) per share ..       $       (.03)      $        .00
                                                       ============       ============
Shares used in computation of net income
(loss) per share:
  Basic ........................................         18,055,191         17,952,279
                                                       ============       ============
  Diluted ......................................         18,055,191         19,337,011
                                                       ============       ============

==================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


=====================================================================================================

                                                                          Three Months Ended
                                                                    --------------------------------
                                                                    March 31, 1999    March 31, 1998
                                                                    --------------    --------------
Cash flows from operating activities:

    Net income (loss) ..........................................     $  (593,405)      $    18,083
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:

    Depreciation and amortization ..............................         229,595           183,615
    Services received in exchange for common stock or warrants..              --            18,412
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable, net .................................       2,860,743          (352,195)
      Inventories ..............................................         337,656          (609,341)
      Prepaid expenses and other ...............................         (78,512)         (160,411)
      Other assets .............................................         (60,486)         (153,009)
      Decrease in:
      Accounts payable and accrued liabilities .................      (1,949,996)         (148,418)
                                                                     -----------       -----------

    Net cash provided by (used in) operating activities ........         745,595        (1,203,264)
                                                                     -----------       -----------
Cash flows from investing activities:
    Capital expenditures .......................................         (50,658)         (267,052)
    Payments received on notes and other receivable ............           4,001             1,185
    Increase in notes receivable ...............................          (1,237)           (1,165)
    Patent costs ...............................................         (22,207)           (3,643)
                                                                     -----------       -----------
        Net cash used in investing activities ..................         (70,101)         (270,675)
                                                                     -----------       -----------
Cash flows from financing activities:
    Net borrowings (payments) under short-term debt agreements..        (600,000)        1,450,000
    Net payments of notes payable ..............................        (116,923)          (90,424)
    Repurchases of stock .......................................        (110,776)               --
    Net proceeds from the  exercise of options and warrants ....              --            26,035
                                                                     -----------       -----------
        Net cash provided by (used in) financing activities ....        (827,699)        1,385,611
                                                                     -----------       -----------
Net decrease in cash and cash equivalents ......................        (152,205)          (88,328)
Cash and cash equivalents, beginning of period .................       3,848,183         3,644,117
                                                                     -----------       -----------
Cash and cash equivalents, end of period .......................     $ 3,695,978       $ 3,555,789
                                                                     ===========       ===========

=====================================================================================================

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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1998. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 1999 and December 31, 1998, inventories consisted of the following:


                                                      March 31, 1999  December 31, 1998
                                                      --------------  -----------------
Raw materials, components and sub-assemblies .....      $3,002,319      $3,127,225

Work-in-process ..................................       1,796,410       2,068,309

Finished goods ...................................         712,551         653,402
                                                        ----------      ----------

                                                        $5,511,280      $5,848,936
                                                        ==========      ==========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(3)     PROPERTY AND EQUIPMENT

        At March 31, 1999 and December 31, 1998, property and equipment consisted of the following:


                                                March 31, 1999   December 31, 1998
                                                --------------   -----------------
Equipment and machinery ....................      $ 5,036,771       $ 5,003,891

Furniture and fixtures .....................          618,903           609,659

Leasehold improvements .....................          114,996           106,462
                                                  -----------       -----------

                                                    5,770,670         5,720,012

Less-accumulated depreciation ..............       (3,152,565)       (3,009,313)
                                                  -----------       -----------

                                                  $ 2,618,105       $ 2,710,699
                                                  ===========       ===========


(4)     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        In March, 1998, the Accounting Standards Executive Committee (AcSEC) issued AICPA Statement of Position (SOP) 98-1, "Accounting for costs of computer software developed or obtained for internal use". This statement provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies characteristics of internal-use software and provides assistance in determining when computer software is for internal use. SOP 98-1 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of SOP 98-1 did not have a significant impact on the Company's consolidated financial statements, results of operations, or related disclosures thereto.

        In April, 1998, AcSEC issued SOP 98-5, "Reporting on the costs of start-up activities". This statement provides guidance on financial reporting of start-up costs and organization costs and requires that such costs of start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with earlier application permitted. The adoption of SOP 98-5 did not have a significant impact on the Company's consolidated financial statements, results of operations, or related disclosures thereto.

(5)     SEGMENT INFORMATION

        In 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which required the Company to report operating information by segment. In the Company's Form 10-K for the year ended December 31, 1998, three segments were reported. These three segments were the Precision Systems Segment, the Contract Research and Development Segment, and the Semiconductor Products and Processes Segment.

     During the quarter ended March 31, 1999, the Company combined the Precision Systems and Contract Research and Development Segments to form the Microelectronics Equipment Segment. The Company's two Segments offer varying products and services which are affected by different economic conditions. Further, the Segments reflect the manner in which the Company now views the operating segments.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


   Microelectronics Equipment Segment: This segment includes the manufacture, marketing and sale of the Company's measurement and inspection systems, positioning and motion control systems and laser processing systems. This segment also includes the development of the Company's micro-technology emerging products, including: next-generation x-ray lithography sources and other non-lithography X-ray systems for manufacturing and inspecting tomorrow's high-performance semiconductors; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

   Semiconductor Products and Processes Segment: Using advanced tools and established foundry relationships with semiconductor producers, this "fab-less" supplier of semiconductors focuses on the development and delivery of high-performance customer microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

Segment information for the three months ended March 31, 1999 and 1998 was as follows:

                                                     SEMICONDUCTOR
                               MICROELECTRONICS       PRODUCTS AND
                                  EQUIPMENT            PROCESSES
                                   SEGMENT              SEGMENT             CORPORATE             TOTAL
                                 ------------         ------------         ------------        ------------
 1999:
  Revenues                       $  3,676,730         $  3,018,735         $         --        $  6,695,465
  Operating income (loss)            (710,727)             142,379                   --            (568,348)
  Total assets                     11,996,597            4,143,510            3,363,626          19,503,733

1998:
  Revenues                       $  4,127,217         $    172,862         $         --        $  4,300,079
  Operating income (loss)             109,559              (89,282)                  --              20,277
  Total assets                     13,514,906            2,158,226            2,869,436          18,542,568


In the table above, Corporate assets are principally cash, deferred income taxes and other assets.

(6)     SHAREHOLDER RIGHTS PLAN

        In February 1999, the Company adopted a Shareholder Rights Plan, and subsequently declared a dividend of one Preferred Share Purchase Right for each outstanding share of JMAR common stock held by shareholders of record at the close of business on March 5, 1999. The Rights and Rights Plan expire on February 12, 2009.

   Each Right will entitle shareholders to buy one one-thousandth (1/1000th) of a share of JMAR's Series A Junior Participating Preferred Stock at an exercise price of $25.00. Initially, the Rights will not be exercisable and will be attached to and trade together with shares of JMAR common stock. Subject to limited exceptions, the Rights will become exercisable 10 days after a person or group announces that it has acquired 15 percent or more of JMAR's common stock or announces commencement of a tender or exchange offer for 15 percent or more of JMAR's common stock.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


        Once exercisable, each Right not owned by the acquiring person or group will entitle its holder to purchase that number of shares of JMAR's common stock having a market value of twice the Right's current exercise price. In addition, if JMAR is acquired in a merger or other business combination transaction, the acquiring entity must assume the obligations under the Rights and the Rights will become exercisable to acquire common stock of the acquiring entity at a 50 percent discount.

        JMAR's Board may redeem the Rights for $.0001 per Right at any time on or before the tenth day following acquisition by a person or group of 15 percent or more of JMAR's common stock. In addition, at any time after an event triggering exercisability of the Rights and prior to the acquisition by the acquiring person of 50 percent or more of JMAR's common stock, the Board of Directors of JMAR may also exchange each Right for one share of common stock of JMAR.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        The Company operates in two segments as follows: Microelectronics Equipment Segment and Semiconductor Products and Processes Segment. Note 5 to the Consolidated Financial Statements discusses the changes in the way the Company reports its operating segments.

   RESULTS OF CONSOLIDATED OPERATIONS

     Net income (loss) for the three months ended March 31, 1999 and 1998 were $(593,405) and $18,083, respectively. However, revenues increased 56% to $6,695,465 for the three months ended March 31, 1999 from $4,300,079 for the three months ended March 31, 1998.

     The significant improvement in revenues to the highest level for any first quarter in the Company's history was chiefly attributable to sustained growth in the Semiconductor Products and Processes Segment and expanded contract activity in the Company's X-ray lithography development program. Offsetting these increases was a decline in 1999 shipments of the Company's precision instrument products related to decreased demand from Asian markets and requests from
certain customers to reschedule shipments until later in 1999.   As a result of
an increase in orders in the precision instrument products which started in the first quarter of 1999, the Company anticipates that revenues and profits will increase in the remainder of the year.

     The Company's profits were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. As discussed below, the Company's product development expenditures, including that portion of customer-funded efforts directly attributable to the commercialization of JMAR's proprietary technologies, were 28 percent of revenues in the first quarter of 1999. Additionally, payroll costs increased with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray products to market.

   Gross margins for the three months ended March 31, 1999 and 1998 were 24.8% and 38.7%, respectively. To the extent that the Company's rapidly expanding semiconductor-related business continues to represent a higher percentage of the Company's revenues, the Company's gross margins could be lower compared to 1998.

   Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 1999 and 1998 were $1,823,276 and $1,309,738, respectively. The increase in SG&A expenses in 1999 is primarily due to higher payroll costs related to the addition of senior technical and management staff.

   The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales", totaled $1,437,986 and $417,348 for the three months ended March 31, 1999 and 1998, respectively. The increase in Customer-Funded RD&E expenditures for 1999 is related to an increase of $718,786 in the X-ray lithography program funding provided by DARPA, most of which is directed toward commercialization of JMAR's X-ray lithography source technology and $301,852 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $407,961 and $332,801, respectively. Hence, total RD&E expenses for the three month periods were $1,845,947 and $750,149, respectively. Capitalized software costs of $30,753 and $135,247 for the three months ended March 31, 1999 and 1998, respectively, are not included in the above amounts. Including capitalized software costs, RD&E expenditures as a percentage of sales were 28% and 20.6% for the three months ended March 31, 1999 and 1998, respectively. The increase in RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the continued development of commercial laser systems, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test and measurement inspection systems for the disk drive and semiconductor industries.

   RESULTS OF SEGMENT OPERATIONS

   Microelectronics Equipment Segment

    Revenue for the Microelectronics Equipment Segment decreased $450,487 from $4,127,217 to $3,676,730, or 10.9 percent. This decrease reflects lower shipments of precision instruments to the computer industry primarily related to decreased demand from Asian markets. Additionally, the Company had customer requested shipping delays related to precision instrument products. As a result, the Microelectronics Equipment Segment operating income was adversely affected as well, decreasing $820,286 from income of $109,559 to a loss of $710,727. This decrease reflects the decrease in revenues of the higher margin precision instruments as well as an increase in product development expenditures.

   Semiconductor Products and Processes

    The Semiconductor Products and Processes Segment experienced significant growth in revenues of $2,845,873 from $172,862 to $3,018,735. This growth reflects the receipt in the last half of 1998 of two significant contracts from General Dynamics Information Systems and TRW funded by the Defense Microelectronics Activity. Because of the increase in revenues, operating income increased $231,661 from a loss of $89,282 to income of $142,379.

   CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

     Cash and cash equivalents at March 31, 1999 and December 31, 1998 were $3,695,978 and $3,848,183, respectively. The decrease in cash and cash equivalents for the three months ended March 31, 1999 and 1998 was $152,205 and $88,328, respectively. The decrease in cash for the three months ended March 31, 1999 resulted primarily from payments of the Company's working capital bank line of $600,000, net payments of notes payable of $116,923, repurchases of stock of $110,776, capital expenditures of $50,658 and patent costs of $22,207 offset in part by cash provided by operations of $745,595.

        JMAR's operations will continue to require the use of working capital. The working capital of the Company is generally funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third party contracts. The Line provides for the accrual of interest at the Bank's "prime rate". As of May 7, 1999, JMAR's availability pursuant to the Line was $4,500,000. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Management believes that the Company has existing resources to adequately fund operations and working capital requirements through the end of 1999 based on the current level of operations and business conditions.

        In September, 1998, the Board of Directors authorized the repurchase, from time-to-time, of up to $2,000,000 of its own shares of common stock in the open market, or in negotiated transactions, when they are available at prices the Company considers attractive. As of May 7, 1999, the Company had repurchased 234,300 shares pursuant to this repurchase program at a total cost of $446,833.

        At December 31, 1998, the Company had in excess of $25 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2011. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

YEAR 2000 ISSUES

        The "Year 2000 Issue" is the result of computer systems, embedded semiconductors and related items not being able to distinguish the year 2000 from the year 1900. This issue affects virtually every business, including the Company's, and can affect both the Company's internal information systems, the equipment and components it buys from others and the products it sells.

        In early 1998, the Company formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. This project encompasses a review of the Company's internal systems and products as well as its suppliers' compliance. This assessment has been substantially completed with regard to the Company's internal information systems and at all of the Company's three divisions. As a result of its assessment process, the Company has identified certain corrective actions which may be required. The Company has completed the corrective actions required to be taken with regard to its internal information systems and believes such systems are compliant. With regard to its products, the Company has taken several corrective actions and others remain to be completed. Based upon its understanding of the corrective actions which may be required, the Company expects to complete all required actions by mid-1999. The Company is continuing to assess and reassess its Year 2000 issues as it obtains additional information and test procedures from Sematech and other industry groups.

        In connection with its assessment of the Year 2000 issues, the Company has sent out letters to its customers advising them of the Year 2000 issue and providing them with a testing procedure to diagnose any potential problems in equipment supplied to them by the Company. The Company has also sent questionnaires to its key suppliers requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by those suppliers are Year 2000 compliant. To date, the Company has not received any responses which indicate that the Company's products have Year 2000 problems or that its suppliers have any Year 2000 problems. The Company is continuing to follow-up with those suppliers who have not responded to its surveys.

        Based upon its ongoing assessment process, the Company believes that Year 2000 issues related to its internal systems and its products should not have a material impact on the Company's financial or operating performance. Although the Company believes that it is justified in relying upon the information and confirmations it has obtained from its key suppliers, the Company does not intend to obtain independent confirmation of its suppliers' Year 2000 compliance and, therefore, no assurances can be given that the companies upon which the Company relies will timely resolve their own Year 2000 compliance issues.

        The costs to implement the Company's Year 2000 plan are primarily the time devoted by personnel to assess the Year 2000 issues, to communicate with suppliers and customers and to formulate and implement any necessary changes. It is the Company's policy to expense such costs as incurred. The Company estimates that its total cumulative labor costs incurred in connection with its Year 2000 assessment and remediation efforts over more than one year is approximately $50,000 and its other expenses over the same period are less than $10,000. Based upon the Company's current assessment, the Company does not expect the Year 2000 issue to have a material impact on its business, operations, financial condition, liquidity and capital resources in the future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development and the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the Company's plans to address the Year 2000 issues, its estimated costs of remediation and testing, the impact of the failure to reach compliance and its timetable for the implementation of its Year 2000 plans, are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuation in margins, timing of future orders, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1998 and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company's market risks pursuant to Item 3 are not material and therefore are not required to be disclosed.

                           PART II - OTHER INFORMATION



ITEM 2. Changes in Securities

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 1,104 shares of Common Stock to its outside directors as compensation for services as directors in February, 1999. This transaction was exempt under Section 4(2) of the Securities Act of 1933.

        (ii)In connection with the hiring of Michael Fossey as JMAR Precision Systems, Inc.'s Senior Vice President of Business Development on March 15, 1999, the Company issued a warrant (the "Incentive Warrant") exercisable for 25,000 shares of Common Stock at an exercise price of $3.00 per share. The Incentive Warrant was issued pursuant to the Management Incentive Plan dated August 15, 1996 for JMAR Precision Systems, Inc. The Incentive Warrant was issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The Incentive Warrant becomes exercisable upon the earlier of (i) forty-five days after the average closing high bid price of the Company's Common Stock for 20 consecutive trading days is greater than $6.38; (ii) the exercise of holders of at least 90 percent of the Company's publicly traded warrants; or (iii) nine years and six months after the date of grant.


ITEM 6. Reports on Form 8-K

        (b) Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended March 31, 1999.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JMAR TECHNOLOGIES, INC.


May 10, 1999                            By:  /s/ John S. Martinez
                                             -----------------------------------
                                             John S. Martinez, Chief Executive
                                             Officer and Authorized Officer

                                        By:  /s/ Dennis E. Valentine
                                             -----------------------------------
                                             Dennis E. Valentine, Chief
                                             Accounting Officer