Form 10-Q
period 1999-06-30
JMAR TECHNOLOGIES INC
filed 1999-08-11
CIK 857953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                ----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999
                         Commission File Number 1-10515


                             JMAR TECHNOLOGIES, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 68-0131180
      -------------------------------               ---------------------
      (State or other jurisdiction of                 (I.R.S. employer
      incorporation or organization)                identification number)

                           3956 Sorrento Valley Blvd.
                              San Diego, CA 92121
                                 (858) 535-1706
           -----------------------------------------------------------
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 1999).

                 Common Stock, $.01 par value: 18,025,181 shares

================================================================================

                                            INDEX




                                                                                PAGE #
                                                                                ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1998 and
         June 30, 1999                                                             2

         Consolidated Statements of Operations - Three months ended
         June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998        3

         Consolidated Statements of Cash Flows - Six months ended
         June 30, 1999 and 1998                                                    4

         Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk               12

PART II. OTHER INFORMATION

Item 1.  N/A

Item 2.  Changes in Securities                                                    13

Item 3.  N/A

Item 4.  N/A

Item 5.  N/A

Item 6.  Reports on Form 8-K                                                      13

                         PART I - FINANCIAL INFORMATION

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                             June 30,        December 31,
                                                               1999             1998
                                                           ------------     ------------
                                                           (Unaudited)
Current Assets:
    Cash and cash equivalents .........................    $  3,586,732     $  3,848,183
    Accounts receivable, net ..........................       7,119,344        7,766,961
    Notes and other receivable ........................          68,759           66,682
    Inventories .......................................       5,630,776        5,848,936
    Prepaid expenses and other ........................         866,056          828,664
                                                           ------------     ------------
        Total current assets ..........................      17,271,667       18,359,426
Receivable from officer ...............................          85,728           83,212
Property and equipment, net ...........................       2,309,563        2,710,699
Other assets, net .....................................       1,310,588        1,245,987
Goodwill, net .........................................         425,431          475,509
                                                           ------------     ------------
        TOTAL ASSETS ..................................    $ 21,402,977     $ 22,874,833
                                                           ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ..................................    $  2,593,138     $  4,728,068
    Accrued liabilities ...............................         856,767          570,945
    Accrued payroll and related costs .................       1,070,340        1,153,304
    Line of credit ....................................       4,070,000        2,100,000
    Notes payable and capital lease obligations .......         234,565          593,975
                                                           ------------     ------------
        Total current liabilities .....................       8,824,810        9,146,292
                                                           ------------     ------------
Notes payable and capital lease obligations, net
  of current portion ..................................         301,301          475,362
                                                           ------------     ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued and
      outstanding as of June 30, 1999 and
      December 31, 1998 ...............................              --               --
    Common stock, $.01 par value; 40,000,000 shares
      authorized; Issued and outstanding 18,033,781
      as of June 30, 1999 and 18,080,853 shares as
      of December 31, 1998 ............................         180,338          180,809

    Additional-paid in capital ........................      36,475,417       36,593,901

    Accumulated deficit ...............................     (24,378,889)     (23,521,531)
                                                           ------------     ------------
        Total stockholders' equity ....................      12,276,866       13,253,179
                                                           ------------     ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ....    $ 21,402,977     $ 22,874,833
                                                           ============     ============

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                   AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                     Three Months Ended                 Six Months Ended
                                                -----------------------------     -----------------------------
                                                  June 30,         June 30,         June 30,         June 30,
                                                    1999             1998             1999             1998
                                                ------------     ------------     ------------     ------------
Sales ......................................    $  6,769,017     $  6,063,437     $ 13,464,482     $ 10,363,516
Costs of sales .............................       4,800,606        3,818,270        9,833,182        6,455,533
                                                ------------     ------------     ------------     ------------
    Gross profit ...........................       1,968,411        2,245,167        3,631,300        3,907,983
                                                ------------     ------------     ------------     ------------
Operating expenses:
  Selling, general and
    administrative .........................       1,849,636        1,505,314        3,672,912        2,815,052
  Research, development and
    engineering ............................         373,531          429,758          781,492          762,559
                                                ------------     ------------     ------------     ------------
  Total operating expenses .................       2,223,167        1,935,072        4,454,404        3,577,611
                                                ------------     ------------     ------------     ------------
Income (loss) from operations ..............        (254,756)         310,095         (823,104)         330,372
Interest and other income (expense), net ...          58,254           41,742           73,848           79,833
Interest expense ...........................         (67,451)         (52,716)        (108,102)         (93,001)
                                                ============     ============     ------------     ------------
Net income (loss) ..........................    $   (263,953)    $    299,121     $   (857,358)    $    317,204
                                                ============     ============     ============     ============
Basic and diluted net income (loss)
  per share ................................    $       (.01)    $        .02     $       (.05)    $        .02
                                                ============     ============     ============     ============
Shares used in computation of net
  income (loss) per share:
  Basic ....................................      18,033,781       18,049,323       18,045,180       18,001,069
                                                ============     ============     ============     ============
  Diluted ..................................      18,033,781       19,231,810       18,045,180       19,261,773
                                                ============     ============     ============     ============

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                               -----------------------------
                                                                                 June 30,        June 30,
                                                                                   1999             1998
                                                                               ------------     ------------
Cash flows from operating activities:
    Net income (loss) .....................................................    $   (857,358)    $    317,204
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization .........................................         439,367          371,775
    Services received in exchange for common stock ........................           4,120           19,614
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable, net ............................................         647,617       (1,173,334)
      Inventories .........................................................         218,160           80,392
      Prepaid expenses and other ..........................................         (37,392)        (240,965)
      Other assets ........................................................        (104,179)        (393,523)
      Decrease in:
      Accounts payable and accrued liabilities ............................      (1,932,072)        (121,058)
                                                                               ------------     ------------
    Net cash used in operating activities .................................      (1,621,737)      (1,139,895)
                                                                               ------------     ------------
Cash flows from investing activities:
    Proceeds from sale of fixed assets ....................................         338,986               --
    Capital expenditures ..................................................        (208,993)        (454,441)
    Payments received on notes and other receivables ......................              --            6,302
    Increase in notes receivable ..........................................          (4,593)          (2,372)
    Patent costs ..........................................................         (78,568)         (19,003)
                                                                               ------------     ------------
        Net cash provided by (used in) investing activities ...............          46,832         (469,514)
                                                                               ------------     ------------
Cash flows from financing activities:
    Net borrowings under short-term debt agreements .......................       1,970,000        1,575,000
    Net payments of notes payable .........................................        (533,471)        (164,922)
    Repurchases of stock ..................................................        (130,824)              --
    Net proceeds from the  exercise of options and warrants ...............           7,749          107,204
                                                                               ------------     ------------
        Net cash provided by financing activities .........................       1,313,454        1,517,282
                                                                               ------------     ------------
Net decrease in cash and cash equivalents .................................        (261,451)         (92,127)
Cash and cash equivalents, beginning of period ............................       3,848,183        3,644,117
                                                                               ------------     ------------
Cash and cash equivalents, end of period ..................................    $  3,586,732     $  3,551,990
                                                                               ============     ============

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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1998. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2)     INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 1999 and December 31, 1998, inventories consisted of the following:

                                                        June 30,     December 31,
                                                          1999           1998
                                                       ----------     ----------
Raw materials, components and sub-assemblies .....     $3,266,411     $3,127,225
Work-in-process ..................................      1,688,867      2,068,309
Finished goods ...................................        675,498        653,402
                                                       ----------     ----------
                                                       $5,630,776     $5,848,936
                                                       ==========     ==========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3)     PROPERTY AND EQUIPMENT

        At June 30, 1999 and December 31, 1998, property and equipment consisted of the following:


                                                     June 30,       December 31,
                                                       1999            1998
                                                    -----------     -----------
Equipment and machinery ..........................  $ 4,850,564     $ 5,003,891
Furniture and fixtures ...........................      623,253         609,659
Leasehold improvements ...........................      123,963         106,462
                                                    -----------     -----------
                                                      5,597,780       5,720,012
Less-accumulated depreciation ....................   (3,288,217)     (3,009,313)
                                                    -----------     -----------
                                                    $ 2,309,563     $ 2,710,699
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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

        Microelectronics Equipment Segment: This segment includes the manufacture, marketing and sale of the Company's measurement and inspection systems, positioning and motion control systems and biotech processing systems. This segment also includes the development of the Company's micro-technology emerging products, including: next-generation x-ray lithography sources and other non-lithography X-ray systems for inspecting tomorrow's high-performance semiconductors; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

        Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this "fab-less" supplier of semiconductors focuses on the development and delivery of high-performance customer microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

        Segment information for the six and three months ended June 30, 1999 and 1998 was as follows:

                                                        SEMICONDUCTOR
                                     MICROELECTRONICS   PRODUCTS AND
                                         EQUIPMENT        PROCESSES
                                          SEGMENT           SEGMENT           CORPORATE           TOTAL
                                     ----------------   --------------       ------------      ------------
Six Months Ended June 30, 1999:
  Revenues                             $  7,884,562       $  5,579,920       $         --      $ 13,464,482
  Operating income (loss)                (1,046,857)           223,753                 --          (823,104)
  Total assets                           14,365,891          4,275,435          2,761,651        21,402,977

Three Months Ended June 30, 1999:
  Revenues                             $  4,207,832       $  2,561,185       $         --      $  6,769,017
  Operating income (loss)                  (305,312)            50,556                 --          (254,756)

Six Months Ended June 30, 1998:
  Revenues                             $ 10,006,591       $    356,925       $         --      $ 10,363,516
  Operating income (loss)                   519,662           (189,290)                --           330,372
  Total assets                           14,225,239          2,127,896          2,685,891        19,039,026

Three Months Ended June 30, 1998:
  Revenues                             $  5,879,374       $    184,063       $         --      $  6,063,437
  Operating income (loss)                   408,481            (98,386)                --           310,095

In the table above, Corporate assets are principally cash, deferred income taxes and other assets.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        The Company operates in two segments as follows: Microelectronics Equipment Segment and Semiconductor Products and Processes Segment. Note 5 to the Consolidated Financial Statements discusses recent changes in the way the Company is reporting its operating segments.

        RESULTS OF CONSOLIDATED OPERATIONS

        Net income (loss) for the three months ended June 30, 1999 and 1998 were $(263,953) and $299,121, respectively. During the same periods, revenues increased 12% to $6,769,017 for the three months ended June 30, 1999 from $6,063,437 for the three months ended June 30, 1998.

        The improvement in revenues to the highest level for any second quarter in the Company's history was chiefly attributable to sustained growth in the Semiconductor Products and Processes Segment, a surge of orders from the biotech products market and expanded contract activity in the Company's X-ray lithography development program. Offsetting these increases was a decline in 1999 shipments of the Company's precision instrument products related to a decline in orders for the Company's products from the disk drive industry worldwide. As a result of an increase in orders in the precision instrument products which started in the first quarter of 1999, the revenues from the Company's precision instrument products increased 65% in the second quarter of 1999 in comparison to the first quarter of 1999. For the six months ended June 30, 1999 revenues were $13,464,482 compared with $10,363,516 for the six month period ended June 30, 1998. Net income (loss) for the first half of 1999 and 1998 was $(857,358) and $317,204, respectively.

        Gross margins for the six months ended June 30, 1999 and 1998 were 27.0% and 37.7%, respectively. To the extent that the Company's rapidly expanding semiconductor-related business continues to represent a higher percentage of the Company's revenues, the Company's gross margins will continue to be lower compared to 1998.

        The Company's profits were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. Included are increases in payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray products to market. As discussed below, the Company's product development expenditures, including that portion of customer-funded efforts directly attributable to the commercialization of JMAR's proprietary technologies, were
23.5 percent of revenues in the first half of 1999.

        Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 1999 and 1998 were $1,849,636 and $1,505,314, respectively, and were $3,672,912 and $2,815,052 for the six months ended June 30, 1999 and 1998, respectively. The increase in SG&A expenses in 1999 is primarily due to higher payroll costs related to the addition of senior technical and management staff.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales", totaled $944,364 and $431,985 for the three months ended June 30, 1999 and 1998, respectively, and $2,382,350 and $849,333 for the six month periods ended June 30, 1999 and 1998, respectively. The increase in Customer-Funded RD&E expenditures for 1999 is related to an increase of $939,884 in the X-ray lithography program funding provided by DARPA, most of which is directed toward commercialization of JMAR's X-ray lithography source technology and $593,133 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $373,531 and $429,758 for the three months ended June 30, 1999 and 1998, respectively, and $781,492 and $762,559 for the six months ended June 30, 1999 and 1998, respectively. Hence, total RD&E expenses for the three month periods were $1,317,895 and $861,743 for 1999 and 1998, respectively, and $3,163,842 and $1,611,892 for the six month periods in 1999 and 1998, respectively. Therefore, RD&E expenditures as a percentage of sales were 23.5% and 15.6% for the six months ended June 30, 1999 and 1998, respectively. The increase in RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits, the continued development of commercial laser systems, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test and measurement inspection systems for the disk drive and semiconductor industries.

        RESULTS OF SEGMENT OPERATIONS

        Microelectronics Equipment Segment

        Revenue for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 for the Microelectronics Equipment Segment decreased $1,671,542 from $5,879,374 to $4,207,832, or 28.4 percent. Revenue for the six month period in 1999 as compared to 1998 for this Segment decreased $2,122,029 from $10,006,591 to $7,884,562, or 21.2 percent. This decrease primarily reflects lower shipments of precision instruments to the disk drive industry worldwide. As a result, the Microelectronics Equipment Segment operating income for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 was adversely affected as well, decreasing $713,793 from income of $408,481 to a loss of $305,312. Operating income for the six month period in 1999 as compared to 1998 for this Segment decreased $1,566,519 from income of $519,662 to a loss of $1,046,857. This decrease reflects the decrease in revenues of the higher margin precision instruments as well as an increase in product development expenditures.

        Semiconductor Products and Processes Segment

        The Semiconductor Products and Processes Segment experienced significant growth in revenues for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 of $2,377,122 from $184,063 to $2,561,185.
Revenue for the six month period in 1999 as compared to 1998 for this Segment increased $5,222,995 from $356,925 to $5,579,920. This growth reflects the receipt in the last half of 1998 of two significant contracts from General Dynamics Information Systems and TRW funded by the Defense Microelectronics Activity. Because of the increase in revenues, operating income for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998 increased $148,942 from a loss of $98,386 to income of $50,556. Operating income for the six month period in 1999 as compared to 1998 for this Segment increased $413,043 from a loss of $189,290 to income of $223,753.

        CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at June 30, 1999 and December 31, 1998 were $3,586,732 and $3,848,183, respectively. The decrease in cash and cash equivalents for the six months ended June 30, 1999 and 1998 was $261,451 and $92,127, respectively. The decrease in cash for the six months ended June 30, 1999 resulted primarily from cash used in operations of $1,621,737, net payments of notes payable of $533,471, capital expenditures of $208,993, repurchases of stock of $130,824 and patent costs of $78,568 offset in part by borrowings from the Company's working capital bank line of $1,970,000 and proceeds from sale of fixed assets of $338,986.

        JMAR's operations will continue to require the use of working capital. The working capital of the Company is generally funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third party contracts. The Line provides for the accrual of interest at the Bank's

"prime rate". As of August 9, 1999, JMAR's availability pursuant to the Line was $2,830,000. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which if not met by the Company could impact the availability of advances pursuant to the Line. Management believes that the Company has existing resources to adequately fund operations and working capital requirements through the end of 1999 based on the current level of operations and business conditions.

        In September, 1998, the Board of Directors authorized the repurchase, from time-to-time, of up to $2,000,000 of its own shares of common stock in the open market, or in negotiated transactions, when they are available at prices the Company considers attractive. As of August 9, 1999, the Company had repurchased 252,900 shares pursuant to this repurchase program at a total cost of approximately $496,000.

        At December 31, 1998, the Company had in excess of $25 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2011. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

YEAR 2000 ISSUES

        The "Year 2000 Issue" is the result of computer systems, embedded semiconductors and related items not being able to distinguish the year 2000 from the year 1900. This issue affects virtually every business, including the Company's, and can affect both a company's internal information systems, the equipment and components it buys from others and the products it sells.

        In early 1998, the Company formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. This project encompasses a thorough review of the Company's internal systems and products as well as its suppliers' compliance. This assessment has been completed with regard to the Company's internal information systems and at all of the Company's three divisions. As a result of its assessment process, the Company identified certain corrective actions. The Company has completed the corrective actions required to be taken with regard to its internal information systems and believes such systems are compliant. With regard to its products, the Company has completed the corrective actions required to be taken. The Company is continuing to assess and reassess its Year 2000 issues as it obtains additional information and test procedures from semiconductor industry groups.

        In connection with its assessment of the Year 2000 issues, the Company sent out letters to its customers advising them of the Year 2000 issue and providing them with a testing procedure to diagnose any potential problems in equipment supplied to them by the Company. The Company has also sent questionnaires to its key suppliers requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by those suppliers are Year 2000 compliant. The Company is continuing to follow-up with those suppliers who have not responded to its surveys.

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

        The costs to implement the Company's Year 2000 plan are primarily the time devoted by personnel to assess the Year 2000 issues, to communicate with suppliers and customers and to formulate and implement any necessary changes. It is the Company's policy to expense such costs as incurred. The Company estimates that its total cumulative labor costs incurred in connection with its Year 2000 assessment and remediation efforts from early 1998 through the beginning of the Year 2000 will be approximately $75,000 and its other expenses over the same period will be approximately $15,000. Based upon the Company's current assessment, the Company does not expect the Year 2000 issue to have a material impact on its business, operations, financial condition, liquidity and capital resources in the future.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development and the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the Company's plans to address the Year 2000 issues, its estimated costs of remediation and testing, the impact of the failure to reach compliance and its timetable for the implementation of its Year 2000 plans, are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuation in margins, timing of future orders, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success and market acceptance of technology transfer (e.g., advanced laser systems, lithography and non-lithography sources, micromachining, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1998 and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        The Company's market risks pursuant to Item 3 are not material and therefore are not required to be disclosed.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 1,932 shares of Common Stock to its outside directors as compensation for services as directors in April and June, 1999. These transactions were exempt under
        Section 4(2) of the Securities Act of 1933.

Item 6. Reports on Form 8-K

        (b) Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JMAR TECHNOLOGIES, INC.

August 9, 1999                     By: /s/ John S. Martinez
                                       ----------------------------------------
                                       John S. Martinez, Chief Executive Officer
                                       and Authorized Officer

                                   By: /s/ Dennis E. Valentine
                                       ----------------------------------------
                                       Dennis E. Valentine,
                                       Chief Accounting Officer