Form 10-Q
period 1999-09-30
JMAR TECHNOLOGIES INC
filed 1999-11-04
CIK 857953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1999
                         Commission File Number 1-10515

                             JMAR TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                68-0131180
                 --------                                ----------
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

                                  Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 2, 1999).

                 Common Stock, $.01 par value: 18,044,640 shares

================================================================================

                                      INDEX

                                                                             PAGE #
                                                                             ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1998 and
         September 30, 1999                                                     2

         Consolidated Statements of Operations - Three months ended
         September 30, 1999 and 1998 and nine months ended September
         30, 1999 and 1998                                                      3

         Consolidated Statements of Cash Flows - Nine months ended
         September 30, 1999 and 1998                                            4

         Notes to Consolidated Financial Statements                             5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk            13

PART II. OTHER INFORMATION

Item 1.  N/A

Item 2.  Changes in Securities                                                 14

Item 3.  N/A

Item 4.  Submission of Matters to a Vote of Security Holders                   14

Item 5.  N/A

Item 6.  Reports on Form 8-K                                                   14

                         PART I - FINANCIAL INFORMATION

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

================================================================================

                                     ASSETS                                  September 30, 1999   December 31, 1998
                                                                                 ------------        ------------
                                                                                 (Unaudited)
Current Assets:
    Cash and cash equivalents ............................................       $  3,540,929        $  3,848,183
    Accounts receivable, net .............................................          5,086,975           7,766,961
    Notes and other receivable ...........................................             49,025              66,682
    Inventories ..........................................................          6,599,851           5,848,936
    Prepaid expenses and other ...........................................            924,780             828,664
                                                                                 ------------        ------------
        Total current assets .............................................         16,201,560          18,359,426
Receivable from officer ..................................................             87,011              83,212
Property and equipment, net ..............................................          2,854,874           2,710,699
Other assets, net ........................................................          1,361,816           1,245,987
Goodwill, net ............................................................            425,499             475,509
                                                                                 ------------        ------------

        TOTAL ASSETS .....................................................       $ 20,930,760        $ 22,874,833
                                                                                 ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable .....................................................       $  1,995,993        $  4,728,068
    Accrued liabilities ..................................................            697,357             570,945
    Accrued payroll and related costs ....................................          1,034,524           1,153,304
    Line of credit .......................................................          4,545,000           2,100,000
    Notes payable and capital lease obligations ..........................            235,500             593,975
                                                                                 ------------        ------------
        Total current liabilities ........................................          8,508,374           9,146,292
                                                                                 ------------        ------------
Notes payable and capital lease obligations, net of current portion ......            589,155             475,362
                                                                                 ------------        ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued and outstanding
      as of September 30, 1999 and December 31, 1998 .....................                 --                  --

    Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 18,043,496 as of September 30, 1999 and
      18,080,853 shares as of December 31, 1998 ..........................            180,435             180,809

    Additional-paid in capital ...........................................         36,470,582          36,593,901

    Accumulated deficit ..................................................        (24,817,786)        (23,521,531)
                                                                                 ------------        ------------

        Total stockholders' equity .......................................         11,833,231          13,253,179
                                                                                 ------------        ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................       $ 20,930,760        $ 22,874,833
                                                                                 ============        ============

================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

================================================================================

                                                 Three Months Ended               Nine Months Ended
                                           -----------------------------     -----------------------------
                                          Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                           ------------     ------------     ------------     ------------
Sales .................................    $  4,677,464     $  5,799,458     $ 18,141,946     $ 16,162,974
Costs of sales ........................       3,067,231        3,446,797       12,900,413        9,902,330
                                           ------------     ------------     ------------     ------------
    Gross profit ......................       1,610,233        2,352,661        5,241,533        6,260,644
                                           ------------     ------------     ------------     ------------
Operating expenses:
  Selling, general and
  administrative ......................       1,633,779        1,565,580        5,306,691        4,380,632
  Research, development and engineering         508,699          462,694        1,290,191        1,225,253
                                           ------------     ------------     ------------     ------------
  Total operating expenses ............       2,142,478        2,028,274        6,596,882        5,605,885
                                           ------------     ------------     ------------     ------------
Income (loss) from operations .........        (532,245)         324,387       (1,355,349)         654,759
Gain on sale of subsidiary stock ......         161,000               --          161,000               --
Interest and other income
(expense), net ........................           4,460           22,609           78,308          102,442
Interest expense ......................         (72,112)         (45,059)        (180,214)        (138,060)
                                           ------------     ------------     ------------     ------------
Net income (loss) .....................    $   (438,897)    $    301,937     $ (1,296,255)    $    619,141
                                           ============     ============     ============     ============
Basic and diluted net income (loss)
per share .............................    $       (.02)    $        .02     $       (.07)    $        .03
                                           ============     ============     ============     ============
Shares used in computation of net
income (loss) per share:

  Basic ...............................      18,043,336       18,151,077       18,044,558       18,051,621
                                           ============     ============     ============     ============
  Diluted .............................      18,043,336       19,061,366       18,044,558       19,182,268
                                           ============     ============     ============     ============



================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

================================================================================

                                                                   Nine Months Ended
                                                             -------------------------------
                                                             Sept. 30, 1999   Sept. 30, 1998
                                                             --------------   --------------
Cash flows from operating activities:

    Net income (loss) .....................................    $(1,296,255)    $   619,141
    Adjustments to reconcile net income (loss) to net cash
          used in operating activities:

    Depreciation and amortization .........................        736,078         568,986
    Services received in exchange for common stock ........          5,320          19,616
    Change in assets and liabilities:
      (Increase) decrease in:

      Accounts receivable, net ............................      2,679,986      (1,809,624)
      Inventories .........................................       (750,915)        188,204
      Prepaid expenses and other ..........................        (96,116)       (337,749)
      Other assets ........................................        217,363        (517,698)
      Decrease in:

      Accounts payable and accrued liabilities ............     (2,724,443)       (511,958)
                                                               -----------     -----------
        Net cash used in operating activities .............     (1,228,982)     (1,781,082)
                                                               -----------     -----------
Cash flows from investing activities:

    Capital expenditures ..................................       (978,958)       (572,596)
    Payments received on notes and other receivables ......             --           9,523
    Increase in notes receivable ..........................        (31,838)         (3,588)
    Patent costs ..........................................       (112,889)        (34,657)
                                                               -----------     -----------
        Net cash used in investing activities .............     (1,123,685)       (601,318)
                                                               -----------     -----------
Cash flows from financing activities:

    Net borrowings under short-term debt agreements .......      2,445,000       2,525,000
    Net payments of notes payable .........................       (244,682)       (280,071)
    Repurchases of stock ..................................       (154,905)        (31,105)
    Net proceeds from the  exercise of options and warrants             --         164,404
                                                               -----------     -----------
        Net cash provided by financing activities .........      2,045,413       2,378,228
                                                               -----------     -----------
Net decrease in cash and cash equivalents .................       (307,254)         (4,172)
Cash and cash equivalents, beginning of period ............      3,848,183       3,644,117
                                                               -----------     -----------
Cash and cash equivalents, end of period ..................    $ 3,540,929     $ 3,639,945
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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1998. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 1999 and December 31, 1998, inventories consisted of the following:

                                               September 30, 1999    December 31, 1998
                                               ------------------    -----------------
Raw materials, components and sub-assemblies           $3,925,529           $3,127,225

Work-in-process ............................            1,787,912            2,068,309

Finished goods .............................              886,410              653,402
                                                       ----------           ----------

                                                       $6,599,851           $5,848,936
                                                       ==========           ==========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

(3) PROPERTY AND EQUIPMENT

        At September 30, 1999 and December 31, 1998, property and equipment consisted of the following:


                                 September 30, 1999      December 31, 1998
                                 ------------------      -----------------
Equipment and machinery .....           $ 4,922,702            $ 5,003,891

Furniture and fixtures ......             1,314,981                609,659

Leasehold improvements ......               130,062                106,462
                                        -----------            -----------

                                          6,367,745              5,720,012

Less-accumulated depreciation            (3,512,871)            (3,009,313)
                                        ===========            ===========

                                        $ 2,854,874            $ 2,710,699
                                        ===========            ===========


(4) SEGMENT INFORMATION

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

        Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this "fabless" supplier of semiconductors focuses on the development and delivery of high-performance customer microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

        Segment information for the nine and three months ended September 30, 1999 and 1998 was as follows:

                                                         SEMICONDUCTOR
                                      MICROELECTRONICS    PRODUCTS AND
                                         EQUIPMENT         PROCESSES
                                          SEGMENT           SEGMENT          CORPORATE          TOTAL
                                          -------           -------          ---------          -----
Nine Months Ended Sept. 30, 1999:

  Revenues                             $ 11,193,194      $  6,948,752      $         --     $ 18,141,946
  Operating income (loss)                (1,642,783)          287,434                --       (1,355,349)
  Total assets                           13,851,830         4,078,397         3,000,533       20,930,760

Three Months Ended Sept. 30, 1999:

  Revenues                             $  3,308,632      $  1,368,832      $         --     $  4,677,464
  Operating income (loss)                  (595,924)           63,679                --         (532,245)

Nine Months Ended Sept. 30, 1998:

  Revenues                             $ 15,513,235      $    649,739      $         --     $ 16,162,974
  Operating income (loss)                   800,178          (145,419)               --          654,759
  Total assets                           15,847,573         2,291,659         1,677,403       19,816,635

Three Months Ended Sept. 30, 1998:

  Revenues                             $  5,506,644      $    292,814      $         --     $  5,799,458
  Operating income (loss)                   342,042           (17,655)               --          324,387


In the table above, Corporate assets are principally cash, deferred income taxes and other assets.

(5) SHAREHOLDER RIGHTS PLAN

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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

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

(6) LINE OF CREDIT

        The Company's $5,000,000 working capital line (the "Line") contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios which, if not met by the Company, could impact the availability of advances pursuant to the Line. The Company's net loss in the third quarter is not in compliance with the minimum income levels of these covenants. Based on the Company's income levels in 1999, the Bank could, among other actions, change the terms of the Line or call for immediate repayment of all of the outstanding borrowings under the Line ($2,370,000 at November 2, 1999). See "Consolidated Liquidity and Financial Condition" at page 11.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        The Company operates in two segments as follows: Microelectronics Equipment Segment and Semiconductor Products and Processes Segment. Note 4 to the Consolidated Financial Statements discusses recent changes in the way the Company is reporting its operating segments.

        RESULTS OF CONSOLIDATED OPERATIONS

        Net income (loss) for the three months ended September 30, 1999 and 1998 was $(438,897) and $301,937, respectively. During the same periods, revenues decreased to $4,677,464 for the three months ended September 30, 1999 from $5,799,458 for the three months ended September 30, 1998.

        The decline in revenues for the three month period was chiefly attributable to a decline in 1999 shipments of the Company's precision instrument products related to a decline in orders for the Company's products from the computer disk drive industry offset in part by continued sustained growth in the Semiconductor Products and Processes Segment and by the continuing growth of the Company's lithography equipment sales to the biochip industry.

        For the nine months ended September 30, 1999, revenues were $18,141,946, an increase of 12%, compared with $16,162,974 for the nine month period ended September 30, 1998. The Company expects revenues to increase in the fourth quarter of 1999 as compared to the third quarter of 1999. It also expects, but cannot give assurance that, revenues for the 1999 year will exceed those for 1998. Net income (loss) for the nine months ended September 30, 1999 and 1998 was $(1,296,255) and $619,141, respectively.

        Gross margins for the nine months ended September 30, 1999 and 1998 were 28.9% and 38.7%, respectively, but improved in the third quarter to 34.4% and 40.6% for the three months ended September 30, 1999 and 1998, respectively. The gross margins have increased since the beginning of 1999 primarily due to an increase in sales price on certain products, manufacturing efficiencies and a lower portion of outside costs incurred in the Semiconductor Products and Processes Segment. Despite generating approximately $2 million less in revenues in the third quarter of 1999 as compared to the first quarter of 1999, gross profit was approximately $1.6 million for each quarter. The Company's rapidly expanding Semiconductor Products and Processes Segment conducted by JSI is in the process of evolving from a lower profit margin developmental business to a commercial business focused on the integrated circut replacement part and telecommunication products markets. JMAR believes that as this evolution progresses a greater proportion of JMAR's sales will be generated by higher profit margin commercial products. Therefore, to the extent that the Company's commercial semiconductor products begin to generate a higher percentage of the Company's revenues, the Company's gross margins should continue to improve.


        The Company's profits in 1999 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. Included are increases in payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs. As discussed below, the Company's product development expenditures, including that portion of customer-funded efforts directly attributable to the commercialization of JMAR's proprietary technologies, were 25.2% of revenues in the first nine months of 1999.

        Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 1999 and 1998 were $1,633,779 and $1,565,580, respectively, and were $5,306,691 and $4,380,632 for the nine months ended September 30, 1999 and 1998, respectively. The increase in SG&A expenses in 1999 is primarily due to higher payroll costs related to the addition of senior technical and management staff in the latter half of 1998. However, SG&A expenses for the third quarter of 1999 have decreased compared to the first two quarters of 1999, primarily due to a different mix of labor (i.e., more product development labor and direct labor) and lower spending overall.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales", totaled $906,241 and $709,413 for the three months ended September 30, 1999 and 1998, respectively, and $3,288,374 and $1,558,776 for the nine month periods ended September 30, 1999 and 1998, respectively. The increase in Customer-Funded RD&E expenditures for 1999 is related to an increase of $873,709 in the X-ray lithography program funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward commercialization of JMAR's X-ray lithography source technology and $719,328 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $508,699 and $462,694 for the three months ended September 30, 1999 and 1998, respectively, and $1,290,191 and $1,225,253 for the nine months ended September 30, 1999 and 1998, respectively. Hence, total RD&E expenditures for the three month periods were $1,414,940 and $1,172,107 for 1999 and 1998, respectively, and $4,578,565 and $2,784,029 for the nine month periods in 1999 and 1998, respectively. Therefore, RD&E expenditures as a percentage of sales were 25.2% and 17.2% for the nine months ended September 30, 1999 and 1998, respectively, and 30.3% and 20.2% for the three months ended September 30, 1999 and 1998, respectively. The increase in RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits and for a new family of telecommunications semiconductor products, the continued development of commercial systems based on JMAR's laser technology, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test and measurement inspection systems for the disk drive and semiconductor industries.

        The gain on sale of subsidiary stock of $161,000 is for the sale of a portion of JMAR Semiconductor, Inc. ("JSI") to related parties, primarily employees and directors of JSI.

        Interest expense is higher in 1999 due to increased borrowings under the Company's working capital line with Comerica Bank.

        RESULTS OF SEGMENT OPERATIONS

        Microelectronics Equipment Segment

        Revenue for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 for the Microelectronics Equipment Segment decreased $2,198,012 from $5,506,644 to $3,308,632 or 39.9%. Revenue for the nine month period in 1999 as compared to 1998 for this Segment decreased $4,320,041 from $15,513,235 to $11,193,194 or 27.8%. This decrease primarily reflects lower shipments of precision instruments to the disk drive industry, worldwide. As a result, operating income of the Microelectronics Equipment Segment for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 was adversely affected as well, decreasing $937,966 from income of $342,042 to a loss of $595,924. Operating income for the nine month period in 1999 as compared to 1998 for this Segment decreased $2,442,961 from income of $800,178 to a loss of $1,642,783. This decrease reflects the decrease in revenues of the higher margin precision instruments as well as an increase in product development expenditures.

        Semiconductor Products and Processes Segment

        Revenue for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 for the Semiconductor Products and Processes Segment increased $1,076,018 from $292,814 to $1,368,832, or 367.5%.
Revenue for the nine month period in 1999 as compared to 1998 for this Segment increased $6,299,013 from $649,739 to $6,948,752. This growth reflects the receipt in the last half of 1998 of two significant contracts from General Dynamics Information Systems and TRW funded by the Defense Microelectronics Activity. Because of the increase in revenues, operating income for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 increased $81,334 from a loss of $17,655 to income of $63,679. Operating income for the nine month period in 1999 as compared to 1998 for this Segment increased $432,853 from a loss of $145,419 to income of $287,434.

        CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at September 30, 1999 and December 31, 1998 were $3,540,929 and $3,848,183, respectively. The decrease in cash and cash equivalents for the nine months ended September 30, 1999 was $307,254. That decrease resulted primarily from cash used in operations of $1,228,982, capital expenditures of $978,958, net payments of notes payable of $244,682, repurchases of stock of $154,905, patent costs of $112,889 and an increase in notes receivable of $31,838 offset in part by borrowings from the Company's working capital bank line of $2,445,000.

        JMAR's operations will continue to require the use of working capital. The working capital of the Company has generally been funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third party contracts. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios which, if not met by the Company, could impact the availability of advances pursuant to the Line. The Company's net loss in the third quarter is not in compliance with the minimum income levels of these covenants. The Company believes it will receive a waiver for this quarter's non-compliance. Based on the Company's income levels in 1999, the Bank could, among other actions, change the terms of the Line. In addition, the Bank could call for immediate repayment of all of the outstanding borrowings under the Line ($2,370,000 at November 2, 1999), however, the Company believes this action is unlikely. The changes in the terms could include an increase in the interest rate or restrictions or limitations on the amount available under the Line. If the Bank adversely changes the terms of the Line, the Company believes, but can give no assurance that, it has available to it several potential sources of capital including private or public offerings of equity in JMAR or one or more of its subsidiaries to satisfy its liquidity needs at least through September 30, 2000.

        In addition to its working capital needs, the Company may also require additional outside financing for some of its emerging products in order to expedite their commercialization including 1) the continued development of commercial products based on JMAR's proprietary laser technology, including PXS point-X-ray sources for semiconductor industry lithography and other metrology applications; and 2) the development of a series of standard high performance semiconductor products targeted at the telecommunications market. If the Company decides to expedite the commercialization of its emerging products, the Company believes it has available to it several potential sources of capital for these purposes, including technology ventures with other companies and private or public offerings of equity in JMAR or one or more of its subsidiaries.

        In September, 1998, the Board of Directors authorized the repurchase, from time-to-time, of up to $2,000,000 of its own shares of common stock in the open market, or in negotiated transactions, when they are available at prices the Company considers attractive and when the Company believes it is appropriate to use its available cash to do so. As of November 2, 1999, the Company had repurchased 252,900 shares pursuant to this repurchase program at a total cost of approximately $496,000.

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

        In early 1998, the Company formed a task force to assess the nature, extent and cost of remediation of any Year 2000 compliance issues confronting the Company and its suppliers. This project encompasses a thorough review of the Company's internal systems and products as well as its suppliers' compliance. This assessment has been completed with regard to the Company's internal information systems and at all of the Company's three divisions. As a result of its assessment process, the Company identified certain corrective actions. The Company has completed the corrective actions required to be taken with regard to its internal information systems and believes such systems are compliant. With regard to its products, the Company has completed the corrective actions required to be taken. The Company is continuing to assess and reassess its Year 2000 issues as it obtains additional information and test procedures from semiconductor industry groups and other sources.

        In connection with its assessment of the Year 2000 issues, the Company sent out letters to its customers advising them of the Year 2000 issue and providing them with a testing procedure to diagnose any potential problems in equipment supplied to them by the Company. The Company also sent questionnaires to its key suppliers requesting information regarding their own Year 2000 compliance efforts, as well as requesting confirmation that the components and services provided by those suppliers are Year 2000 compliant. The Company is continuing to follow-up with those suppliers who have not responded to its surveys.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 1,144 shares of Common Stock to its outside directors as compensation for services as directors in August, 1999. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

        (ii) In June, 1999, the Company issued 5,000 shares of Common Stock to a shareholder who exercised statutory dissenter's rights in connection with the Company's acquisition of the remaining 6% of California ASIC, Inc. (now called JMAR Semiconductor) it did not then own. The transaction was exempt under Section 4(2) of the Securities Act of 1933.

        (iii) In October, 1999, the Company issued 12,171 shares of Common Stock to Steven Sarfati as required in the acquisition agreement as additional purchase price for Continuum Engineering, Inc., in a transaction exempt under Section 4(2) of the Securities Act of 1933.

        (iv) In September, 1999, the Company issued to two employees warrants exercisable into 30,000 shares of Common Stock at an exercise price of $3.00 per share. The warrants were issued pursuant to the Management Incentive Plan dated August 15, 1996 for JMAR Precision Systems, Inc. (the "Incentive Warrants"). The Incentive Warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The Incentive Warrants become exercisable upon the earlier of (i) forty five days after such time as the closing high bid price of the Company's Common Stock for 20 consecutive trading days is greater than $6.38; or
        (ii) the exercise of holders of at least 90 percent of the Company's publicly traded Warrants; or (iii) nine years and six months after the date of grant. The Warrants expire ten years after the date of grant.

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on August 12, 1999, the following matters were voted on:

        (a) The following directors were elected: John S. Martinez (15,672,580 affirmative votes and 457,333 votes withheld); James
                H. Banister, Jr. (15,720,314 affirmative votes and 409,599 votes withheld); C. Neil Beer (15,689,389 affirmative votes and 440,524 votes withheld); Vernon H. Blackman (15,721,514 affirmative votes and 408,399 votes withheld); and Barry Ressler (15,697,689 affirmative votes and 432,224 votes withheld).

        (b) A motion to approve the Company's 1999 Stock Option Plan was passed with 14,521,884 affirmative votes, 1,416,482 negative votes and 191,547 abstaining votes.

Item 6. Reports on Form 8-K

        (b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JMAR TECHNOLOGIES, INC.

November 2, 1999               By:          /s/ John S. Martinez
                                            ------------------------------------
                                            John S. Martinez, Chief Executive
                                            Officer and Authorized Officer

                               By:          /s/ Dennis E. Valentine
                                            ------------------------------------
                                            Dennis  E.  Valentine, Chief
                                            Accounting Officer