Form 10-K405
period 1999-12-31
JMAR TECHNOLOGIES INC
filed 2000-03-30
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-10515

                             JMAR Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               68-0131180
 -----------------------------------------         -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

 3956 Sorrento Valley Blvd., San Diego, CA               92121
 -----------------------------------------         -------------------
 (Address of principal executive offices)              (Zip code)

Registrant's telephone number, including area code: (858) 535-1706

Securities registered pursuant to Section 12(b) of the Act:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------

     ------------------------------    -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common stock held by non-affiliates of the Registrant as of March 23, 2000 was approximately $328 million. The aggregate market value was based on the closing price on March 23, 2000 for the common stock as quoted on the NASDAQ National Market System. Excludes the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 23, 2000. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

         Number of shares outstanding of common stock: Common Stock, $.01 Par Value - 21,918,735 shares as of March 23, 2000.

                                      PART I

ITEM 1.  BUSINESS

GENERAL

         Founded in 1987, San Diego, California based JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (the "Company" or "JMAR") is a semiconductor industry-focused company. JMAR provides a full range of measurement and inspection systems for high-precision, sub-micron manufacturing applications and is a leading developer of proprietary advanced laser and X-ray light sources for high-value microelectronics manufacturing and metrology applications. It has also adapted some of its key semiconductor manufacturing technology to the biochip manufacturing industry. In addition, JMAR is a provider of custom and standard high performance semiconductors for the broad electronics market. JMAR's two business segments, both located in Southern California, are as follows:

MICROELECTRONICS EQUIPMENT - This segment includes the operations of JMAR Precision Systems, Inc. ("JPSI") and JMAR Research, Inc. ("JRI"). The Company manufactures state-of-the-art precision measurement, motion control and light-based manufacturing systems for the microelectronics industry, including high-performance laser-light based precision systems for repairing defective semiconductors and fabricating advanced biomedical products; and conceives and creates leading-edge microelectronics manufacturing systems based on the Company's patented X-ray and other advanced light sources for higher-performance semiconductor manufacturing and inspection.

SEMICONDUCTOR PRODUCTS AND PROCESSES - JMAR Semiconductor, Inc. ("JSI") is a "fabless" supplier of semiconductors using advanced software design tools and established semiconductor manufacturing facilities (foundries) throughout the world, focusing on the development and delivery of high performance custom and standard microcircuits for the telecommunications, commercial and military marketplaces with emphasis on broadband telecommunications applications. JSI also provides high value technology services related to semiconductor fabrication and production processes.

BUSINESS SUMMARY

MICROELECTRONICS EQUIPMENT:

PRECISION SYSTEMS

         The Microelectronics Equipment segment includes the following products which are manufactured and sold by JPSI:

         MEASUREMENT AND INSPECTION ("M&I") SYSTEMS - During 1999, JMAR's non-contact video and laser-based Measurement and Inspection Systems product line accounted for approximately 19 percent of the Company's revenues. JMAR's measurement and inspection systems are sold primarily to manufacturers of semiconductors, biochips and computer disk drives. This product line utilizes state-of-the-art machine vision and laser position sensors integrated with programmable optics and lighting control, precision X-Y-Z motion control and other computer controlled functions to check variations in geometries in microelectronics components. Proprietary algorithms are written by JPSI for edge sensing, height sensing and point locating and fed into mathematical formulas to determine straightness of lines, dimensional data, height measurements, angles and radii of curvature of microelectronic devices.

         JPSI manufactures and markets a range of non-contact, high-resolution video/laser measurement systems, including its compact Mirage(TM) tabletop model that complements the larger JMAR series 3000 and 4000 systems, all of which are targeted at the microelectronics industry. The extremely versatile Mirage(TM) is used by the Company's customers for a variety of applications including incoming and outgoing inspection, off-line process control of manufacturing equipment, process verification and many laboratory functions. Accordingly, it has become a key and proven pillar of the Company's Measurement and Inspection product line. JPSI's standard Series 3000 contains larger size X-Y stages that allow measurement and inspection of parts having dimensions exceeding the capability of the Mirage(TM) while the even larger Series 4000 system combines video and laser height probes to provide high accuracy measurements in all three dimensions (X-Y-Z).

         Lumina, the newest member of the Company's M&I Systems family, was initially offered in late 1998 and first displayed at the Semicon West trade show in San Jose, California in mid-1999. It is ideal for performing the critical sub-micron measurements needed to manufacture flat panel displays, microelectronics "artwork", precision etched parts, and a broad range of other microelectronic and micro-medical devices. Using JMAR's high performance motion control subsystems and precision optics, the Lumina(TM) produces highly accurate measurements of large complex parts at industry-leading throughput speeds.

         POSITIONING AND MOTION CONTROL. During 1999, the Positioning and Motion Control product line accounted for approximately 6 percent of the Company's revenues. JMAR manufactures a wide range of precision positioning stages and motion control devices for the microelectronics industry. These stages, which are the fundamental building blocks of many microelectronic manufacturing systems, are often integrated into higher value custom measurement and microelectronic processing products and systems manufactured by both JMAR as well as its turnkey OEM system customers.

         LITHOGRAPHY SYSTEMS FOR BIO-MEDICAL APPLICATIONS. During 1999, this product line accounted for approximately 13 percent of the Company's revenues. JMAR provides lithography alignment systems for manufacturing DNA biochips used by the biomedical and other industries for acquiring, analyzing and managing genetic information to improve the diagnosis, monitoring and treatment of diseases and for the identification of other substances. The adaptation to the biochip market of JMAR's precision positioning, alignment and lithography technologies is a natural spin-off from the Company's current semiconductor equipment product lines.

         LASER REPAIR SYSTEMS. The Precision Systems division also manufactures and sells laser microelectronics repair systems. During 1999, this product line accounted for approximately 3 percent of the Company's revenues. JMAR's laser repair systems utilize state-of-the-art lasers for microelectronics manufacturing and repair. There is a growing need for higher precision instruments to probe, inspect and repair semiconductor assemblies such as Multi-Chip Modules ("MCM"). The Company's optical inspection stations are used to locate open and short circuits while its Laser Processing Stations are designed to meet today's demanding requirements for repair of MCM and other microelectronic circuits.

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

RESEARCH AND DEVELOPMENT

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

         ADVANCED LITHOGRAPHY SOURCES FOR SEMICONDUCTOR MANUFACTURING. Lithography is one of the most critical steps in the production of semiconductors. It is a photographic process which uses precision light sources to copy intricate computer-generated electronic circuit designs onto semiconductor chips. A typical lithography system consists of an illumination source integrated into an apparatus known as a "stepper" or an "aligner". The combined system is installed in the semiconductor fabrication line.

         Semiconductors are the engines that drive the technology industry. Whereas the economics of most industries are driven by consumption or deterioration, the economics of the semiconductor industry are driven by continuous innovation to satisfy demanding performance goals. That requires continuing advances in the ability of the industry to produce ever-smaller circuit feature sizes which make it possible to produce more compact, higher density, faster-operating circuits. The Company believes next-generation lithography (NGL) systems, employing shorter wavelength illumination sources, will be required to make the smaller circuit feature sizes needed to meet the future needs of the rapidly growing microelectronics industry. JMAR is one of the leading developers of compact high-intensity next generation X-ray lithography sources.

         The total size of the lithography market is substantial. The semiconductor industry purchases between 1,500 to 2,000 new lithography systems per year at prices ranging from approximately $700,000 to $7 million, depending upon the circuit feature sizes and other factors. Historically, as circuit feature sizes have become smaller the prices of the lithography systems have increased rapidly.

         In X-ray lithography, the illumination is provided by an X-ray source. JMAR's point source X-ray lithography ("XRL") technology utilizes the Company's patented Britelight(TM) high-power, picosecond-class, diode-pumped solid state laser technology to generate the X-rays required to print microscopic circuits finer than the 0.18 micron (one micron is about one-one hundredth of the thickness of a human hair) feature sizes of today's state-of-the-art optical lithography processes. As the semiconductor industry moves toward squeezing more and more circuits onto each chip, uncertainty exists as to whether current optical lithography technology will remain either feasible or economically viable. Major issues include the need for new light sources that can efficiently deliver the shorter wave lengths required, and the availability and cost of appropriate optical materials.

         Extensive process development work at several leading centers around the world has demonstrated the viability of X-ray lithography using large immobile X-ray sources known as "synchrotrons". The Company believes that most of the industry considers these sources to be overly cumbersome, too expensive and extremely inflexible for anything other than scientific feasibility and proof-of-principle demonstrations.

         JMAR's XRL program, aimed at providing an acceptable alternative to the synchrotron for semiconductor manufacturing applications, is developing a proprietary compact point source that, when completed, is expected to be economically competitive with and no larger than conventional optical lithography sources. The Company believes that once these much smaller and more cost effective X-ray lithography systems become commercially available, they will be well received. Semiconductor industry sources have made it clear that for the industry to stay on schedule to support future market needs, the upcoming 0.13 micron technology must be available to enter production by 2002, followed by 0.10 micron and 0.07 micron technology at two-to-three year intervals thereafter. JMAR believes its X-ray lithography source technology will be a leading candidate to fulfill these demanding semiconductor industry requirements. See "Market-Advanced Lithography" below and "Factors That May Affect Future Results" in the Management's Discussion and Analysis.

         In January 1994, after working on company funds and relatively small government funded X-ray lithography R&D contracts, JMAR received a $6.9 million multi-year contract to develop its laser-plasma Picosecond X-ray Source ("PXS") for use in a point source X-ray stepper system. In July, 1998, JMAR received an additional $13 million multi-year contract to continue this development and to construct an X-ray lithography point source demonstration system capable of supporting production rates of up to twenty-four 300mm diameter semiconductor wafers per hour. The Company anticipates additional contract funding during 2000 to continue this program. These contracts were issued by the U.S. Army Research Laboratory and are sponsored by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense. The revenues from the government contracts for advanced lithography constituted 25 percent of the Company's 1999 sales.

         During the course of this work on its X-ray lithography R&D contracts, JMAR has achieved a major X-ray production performance milestone which it believes constitutes an important breakthrough. In qualification testing early in 1999, individual Britelight(TM) modules were producing approximately 3 watts of 1-nanometer synchrotron-like X-rays on a steady state basis. The Company believes this X-ray production achievement is substantially greater than that of any other laser plasma X-ray source anywhere in the world. It represents a significant advance in the Company's drive to develop a compact, lower-cost alternative to the large, costly synchrotrons for advanced semiconductor lithography and other applications.

         JMAR's patented picosecond X-ray source ("PXS") is only a few cubic feet in size, consisting of several individual modules each powered by the Company's new Britelight(TM) laser. These modules produce a rapid train of very short and powerful light pulses having intensities of many hundreds of trillions of watts per square centimeter that are focused into a microwave-oven-size chamber to produce X-rays. Recently, the Company demonstrated the feasibility of superimposing simultaneous laser beams from multiple Britelight modules within spot sizes of a few microns and time scales of a few trillionths of a second. By so doing, JMAR has taken an important step in scaling its PXS technology to the higher power outputs that the Company believes are needed for many currently identified commercial semiconductor process development and production applications.

         HIGH PERFORMANCE "SOFT" X-RAY SOURCES. The Company believes that the very small, less than ten microns in diameter, X-ray source spot size generated by the PXS also opens the door for JMAR to produce additional major-market commercial X-ray systems for a range of processing applications such as semiconductor wafer inspection for failure analysis, fault detection, metrology of lithography and in-line defect or contamination detection. Rather than using multiple PXS modules as in the lithography and other higher power applications, these X-ray tools are expected to utilize a single PXS module for high resolution X-ray imaging, X-ray fluorescence and X-ray photoelectron spectroscopy.

SEMICONDUCTOR PRODUCTS AND PROCESSES:

         During 1999, the Semiconductor Products and Processes segment conducted by JMAR Semiconductor, Inc. ("JSI") accounted for approximately 34 percent of the Company's revenues. In 1999, JSI entered into several strategic relationships including design center and wafer supply agreements with Intersil (formerly Harris Semiconductor, Inc.), a technology support and supply agreement with Cadence Design Systems, Inc. and an expansion of a technology licensing agreement with Philips Semiconductors. This segment consists of two "core" product lines plus a rapidly evolving product line focused on the introduction of a series of high-value proprietary standard semiconductor products specifically targeted at the rapidly growing multi-billion dollar broadband telecommunications market.

         In 1999, JSI continued its Technology Services work under contracts awarded in 1998 from TRW Inc. and General Dynamics Information Systems. Under these ongoing programs, JSI uses its unique industry experience and existing relationships to define and/or acquire the technologies needed to support their customers' mission. New long-term programs were captured for the placement, implementation and maintenance of the new state-of-the-art technologies. In a unique arrangement, JSI maintains access to use these facilities to support its commercial design and wafer fabrication needs.

         This segment is comprised of the following three areas:

         CUSTOM APPLICATION SPECIFIC INTEGRATED CIRCUITS ("ASIC'S"). Provides fully packaged custom complementary metal-oxide semiconductor ("CMOS") gate arrays, standard cells, and mixed signal circuits that are designed to meet customer's specific needs. In 1999, JSI shipped finished products to an array of customers, including KOFAX, Plexus Inc., Applied Microsystems, and Aydin Corporation, among others. JSI's capabilities in this area were bolstered dramatically with the signing of several sourcing and support agreements involving state-of-the-art foundry technologies and libraries. This area is also responsible for the continuing development of the Company's proprietary Universal Logic Device (ULD), with origins in a contract awarded to JSI by TRW Space and Electronics Group in 1998. The Company expects its ULD's to become a standard product offering in the year 2000.

         TECHNOLOGY SERVICES. During 1999, the Technology Services product line accounted for approximately 33 percent of the Company's revenues. The Company provides technology development and high value technology services to other semiconductor producers in the aerospace and defense industries. This area of the business provided the majority of revenues for JSI in 1999. Largely based on a contract originally awarded to JSI by General Dynamics Information Systems in 1998, this area continues to expand and grow, with scope changes and new awards of $2.4 million to JSI in 1999. Work under this contract includes the development, construction and operation of a new semiconductor wafer fabrication facility at McClellan AFB in Sacramento for the Defense Microelectronics Activity. This facility was completed in 1999 with facility qualification and process development continuing into the year 2000. The backlog for the Technology Services area remains strong, with new awards and task increases expected to continue.

         TELECOM PRODUCTS. This is an emerging growth area for JSI. It is focusing on the introduction of a series of proprietary standard semiconductor products used in communications systems, including computer networks, to increase the rate of transfer of data, voice and video traffic. This area is specifically targeted at the rapidly growing Local Area Network (LAN) and Wide Area Network (WAN) sectors of the telecommunications market. In 1999, JSI made substantial progress toward transitioning the thrust of its business to high margin, proprietary standard products for the telecommunications sector including Internet applications. The extensive semiconductor design, manufacturing and engineering capabilities originally established by JSI to support its Custom ASIC product area also play a key role in enabling JSI to develop and produce state of the art semiconductors for this booming segment of the telecommunications market.

MARKET

         The Company's technology base has applications in several market areas:

MICROELECTRONICS EQUIPMENT

         MEASUREMENT AND INSPECTION SYSTEMS. In this market, the Company concentrates on providing manufacturing equipment for the microelectronics industry, including applicable sectors of the semiconductor, biotech and computer disk drive industries. The Company believes that the total annual sales for all companies in the niches within this market in which it currently competes is about $100 million.

         R&D efforts in 2000 are expected to provide new products and systems into the market that the Company believes will answer the needs of key customers in its primary markets. The Company further believes that its R&D efforts will produce new products that are expected to substantially broaden the markets in which its measurement and inspection product line currently competes. See "Factors That May Affect Future Results" in the Management's Discussion and Analysis.

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

         LITHOGRAPHY SYSTEMS FOR BIO-MEDICAL APPLICATIONS. The Company provides micro-positioning lithography alignment systems and micro-array positioning subsystems for the biochip industry. These systems enable the fabrication of biomedical products for a range of material identification applications as well as for improving the diagnosis, monitoring and treatment of many diseases. DNA biochips manufactured by the Company's customers are also being used for managing genetic information that can contribute to the study of the human aging process and the Human Genome.

         According to the October 25, 1999 Business Week magazine, surveys by brokerage houses and market-research firms indicated an immediate market for biochips of about $1 billion, with the potential to expand rapidly in the next decade. The Company believes its systems can find use in a number of applications by a variety of companies in the biochip and biomedical industries and is pursuing these opportunities.

         POSITIONING AND MOTION CONTROL SUBSYSTEMS. Positioning components manufactured and sold by the Company include air bearing, cross-roller bearing and linear motor positioning stages and motion controllers with positioning accuracies ranging from 0.05 microns to 10 microns, motorized x-y tables, z-elevators, linear and rotary stages, and complete motion control solutions. These products are incorporated into the Company's measurement, inspection and other manufacturing system products and are also sold to major semiconductor equipment OEM's for sophisticated surface analysis and inspection equipment, and to manufacturers of biochip micro-array systems. The Company believes that the total annual sales in the niches within this market in which it currently competes is somewhat less than $100 million.

         ADVANCED LITHOGRAPHY. Semiconductor manufacturers purchase lithography tools from established stepper suppliers. The principal suppliers of steppers for high volume semiconductor production are Nikon, Canon, ASML, Silicon Valley Group Lithography (SVGL) and Ultratech Systems.

         The Company understands that Canon and SVGL have developed prototype X-ray lithography steppers, with Canon expected to release its XRA-1000 X-ray stepper as a production tool in early 2000. In addition, Suss Advanced Lithography (SAL), a privately-owned company headquartered in Vermont, was established several years ago to focus on the X-ray lithography ("XRL") market. According to SAL, as of the end of 1999, a total of 16 X-ray steppers have been sold worldwide for X-ray lithography process development primarily for use with synchrotron X-ray sources. So far, most of those X-ray steppers have been provided by SAL.

         JMAR believes that it is the leading developer of X-ray lithography "point sources". The Company further believes that once its X-ray outputs attain levels adequate for commercially viable chip production rates, its PXS X-ray systems will provide the semiconductor industry with a lower cost, much more compact and flexible alternative to synchrotron facilities for X-ray lithography process development and production.

         The semiconductor industry is currently transitioning its highest performance fab lines to the initial production of circuitry having feature sizes as small as 0.18 microns (critical dimension). The Company understands that, with the exception of Suss Advanced Lithography, the primary focus of stepper manufacturers for the near-term will continue to be on the marketing of optical lithography steppers. The "International Technology Roadmap for Semiconductors ("ITRS")" 1999 Edition, sponsored by the Semiconductor Industry Association, projects that 0.13 micron generation lithography will also use optical technology. The "next generation lithography" (NGL) technologies competing to succeed optical lithography processes are XRL, extreme ultraviolet
(EUV), electron beam and ion projection technology. Each of these NGL technologies has its major semiconductor manufacturer proponents. X-ray lithography process development has been conducted over more than a decade, by several other organizations, including IBM and several large Japanese semiconductor companies, using synchrotron X-ray sources. The Company and other proponents of XRL believe that as a result of this effort, XRL is the most advanced and mature technology for the 0.13 micron generation and beyond.

         Each of the NGL technologies has technical issues which need to be addressed. In addition, the extension of optical lithography technologies to smaller feature sizes has its own limitations to resolve. The principal roadblocks to the adoption of XRL often cited by critics are the high cost and time required to modify current factory designs to accommodate synchrotron X-ray sources and the difficulties in manufacturing lithography masks having feature sizes of 0.10 micron features sizes and below. The principal roadblocks often cited by critics for the extension of deep UV lithography technology to 0.13 micron feature sizes is the availability of the required optical components and the projected higher costs of the masks and stepper systems.

         JMAR's PXS point source X-ray technology seeks to provide the semiconductor industry with a practical alternative to the synchrotrons for X-ray lithography. Recent results demonstrated in the field of "X-ray de-magnification" by Dr. Yuli Vladimirsky (an eminent X-ray lithography expert who joined JMAR's research staff in November 1999) and a team of other leading lithography scientists indicates that it may be possible to produce circuit feature sizes having dimensional scales as small as one-sixth of the sizes of the features of the X-ray masks. Such a capability could greatly mitigate concerns about the viability of X-ray mask technology for printing sub- 0.10 micron circuit features.

         The Company's XRL program is focused on the development of the PXS as a commercially-viable X-ray source initially for low-volume production, process development applications, and ultimately as an alternative to the synchrotron for high volume production. Unlike synchrotrons, the PXS is not a hazardous radiation source. Furthermore, commercial PXS source/stepper systems for XRL are expected to cost less and be of comparable, or smaller, size than projected optical DUV stepper systems for the 0.13 micron generation and beyond.

         At the present time, the Company believes that the market for point source X-ray lithography systems for the next few years is limited to the sale of a few systems per year to support the 0.13 micron and below, process development programs of the major semiconductor manufacturers and government supported research laboratories. It is estimated that these systems will be priced in the $8 million to $12 million range. That market is expected to expand as the new 0.13 micron technology moves into the pilot plant phase at leading semiconductor manufacturers and then onto full scale production. According to the latest ITRS Roadmap, the 0.13 micron generation technology will start moving into first year production in 2002. As sales volume increases, system costs are expected to drop significantly.

SEMICONDUCTOR PRODUCTS AND PROCESSES

         JSI currently designs and produces customized microcircuits commonly referred to as ASIC's. These devices serve the non-captive portion of the ASIC market, which was estimated to be in excess of $8.3 billion in 1999, and is forecast to grow to over $14 billion and $23 billion by 2002 and 2004, respectively.

         JSI produces fully packaged custom CMOS gate arrays, standard cells, and mixed signal circuits that are designed to meet specific customer needs. JSI is currently offering designs and products using technologies from 0.25 micron to 1.0 micron (transistor gate length) for digital and advanced analog designs.

         The semiconductor market is rapidly changing from one that traditionally has been driven by computers to one that is being driven by telecom products. This implies that telecom-related companies and products will drive semiconductor technology and will represent the largest growth opportunity for JSI. In 1999, JSI initiated major steps to leverage its existing core competencies and to position the Company as a leading, high-growth "fabless" provider of high-speed semiconductor products and design services targeted at the telecommunications marketplace.

         Market researchers forecast that the telecommunications integrated circuit market will be the driving force in semiconductor demand over the next five years growing from $27.5 billion in 1999 to over $48.5 billion by 2004 with its rapid growth driven by the strong worldwide demand to accelerate the transmission of Internet, voice and video data to ever-faster rates. In 1999 JSI began development on a series of products to address the needs of this market and capitalize on this significant growth opportunity.

         The Company has generated a road map of designs and product offerings to accomplish its strategy for market penetration. Total revenue for semiconductor Wide-Area Network (WAN) and Local-Area Network (LAN) chips is projected to grow from approximately $2.3 billion to over $5.9 billion in 2002. Strategically, JSI is focused on serving the WAN marketplace, however due to longer developmental time required for these more sophisticated higher selling price circuits, JSI has also tactically approached the LAN market first. Its revenues from the commercial sales of telecom chip products are expected to commence in the third quarter of 2000. Furthermore, the current LAN product development program will provide stepping-stones from which subsequent WAN products are expected to emerge.

         The Company's telecom semiconductor roadmap includes the introduction of three new product offerings including (i) high-speed First-In, First-out
(FIFO) memories (200+ MHz), (ii) a unique proprietary Universal Logic Device
(ULD) and (iii) Application Specific Standard Products (ASSP) for the WAN and LAN markets which will include network processor-class products.

FIRST-IN-FIRST-OUT MEMORY (FIFO)

         The First-in-First-out (FIFO) memory market opportunity was estimated at approximately $300 million in 1999 and is forecasted to grow to $510 million by 2004 due to ever-increasing product performance demands. FIFO's are widely used in the telecommunications industry as data handling chips that match data rates in a data stream. JSI is introducing its unique high-speed FIFO standard memory products to gain presence in the telecom marketplace. As of mid-March 2000, JSI had completed the basic circuit design for its first FIFO device including architecture, RTL coding, simulation, preliminary synthesis and patent reviews and is now proceeding to fabricate prototypes. The prototypes will then be fully tested (characterized) and the product will be introduced to the market. Full-scale production is projected to commence by the third quarter of 2000. JSI plans to broaden its FIFO family product offerings by introducing additional new designs throughout 2000.

UNIVERSAL LOGIC DEVICE (ULD)

         JSI's Universal Logic Device(TM) (ULD) is an easily programmed, electronically erasable logic replacement device targeted for electronics component distributors, quick-turn manufacturers, design development laboratories and repair facilities. The primary benefit to customers is a substantial reduction in parts inventory, purchasing costs, and manufacturing delays. A prototype of the commercial version of the ULD has been completely designed, masked and fabricated, and is now being fully tested (characterized) to evaluate functionality and performance. The testing of the ULD device is projected to be completed by the end of the first half of 2000, and introduced to the market by the beginning of the third quarter of 2000.

APPLICATION SPECIFIC STANDARD PRODUCTS (ASSP)

         JSI's advanced ASSP products are currently in the product development stage. JSI is focused on producing high-speed switching class products with leading-edge features demanded by the marketplace. Features will include embedded network processing, programmability (both hardware and software), encryption, high-speed and flexibility of use, all of which are expected to continue the trends of these class of products to generate very attractive gross profit margins. Upon completion of the architecture definition in the first quarter of 2000, the devices will be designed, fabricated and fully tested with market introduction planned for the second quarter of 2001. ASSP products are in high demand and are drivers of product innovation. JSI has a solid understanding of the development and production costs for these devices. The Company believes that gross margins in excess of 60% are possible for these products.

MANUFACTURING

         The Company believes that alternative suppliers are readily available for most of the critical components that it requires to manufacture its products. During 1998, the Company completed the expansion of its internal machine shop capabilities at its Precision Systems manufacturing division to enable it to fabricate many components previously purchased from outside suppliers. With the completion of this expansion, JMAR has started to realize improved costs, quality, and lead times that it believes will significantly improve its overall competitiveness in the marketplace. Due to the complex nature of the capital equipment that the Company manufactures at its Precision Systems division, it purchases a substantial amount of "off-the-shelf" components from outside vendors for integration into its final systems. These items include computers, optics, television cameras and motors. The Company has not encountered difficulties procuring these items and does not rely on exclusive sole source suppliers.

         JMAR has installed and integrated an internal information system which includes a management information system that supports a fully integrated material requirements planning system that is run on an internal local area network. This system, which enables the Company's Precision Systems division to control its material requirements and production planning, as well as all phases of production, was expanded last year to improve the Company's quality assurance program. Those improvements contributed to JPSI's receipt of its ISO 9001 re-certification. Improvements were also made in JPSI's communication network to speed responses to its customers.

         Due to the complexity of the equipment that the Company's Precision Systems division manufactures, delivery times after receipt of an order typically range from 30 to 90 days for standard products and from 90 days to one year for customized and special products.

         JMAR's Semiconductor Products and Processes division is a "fab-less" supplier of products based on its existing semiconductor design and engineering capabilities. To enable this, it has established manufacturing supply arrangements with multiple semiconductor manufacturers for semiconductor wafers, technology, design, and manufacturing support. Accordingly, it no longer utilizes its own wafer fabrication facility, with its attendant operating costs. The Company believes its flexible manufacturing agreements with multiple sources give JMAR Semiconductor the ability to offer a much broader variety of higher performance products than could be economically produced in its own fabrication facilities. Since JMAR Semiconductor is a fabless operation, its time schedule for the development, manufacture and sale of its products is dependent on the availability of capacity at outside foundries.

RESEARCH AND DEVELOPMENT

         Company-funded expenditures for research, development and engineering were $2,105,294, $2,026,482, $1,699,010, $1,304,119 and $881,800 for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, respectively. Total expenditures for RD&E including funding provided by third party contracts from the U.S. government and other companies were $7,250,287, $5,863,796, $3,186,149, $2,441,184 and $2,118,550 for the years ended December 31, 1999, 1998, 1997,
1996 and 1995, respectively.

         JMAR Research is performing R&D contract work based on its advanced solid state laser technology. This work, which has important potential commercial applications, is funded by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense and other customers. Government funding for these dual-use technologies, however, is very vulnerable to changes in the political atmosphere. For this reason, the Company is pursuing strategic alliance discussions with commercial microelectronics manufacturers to enlist their participation in the continuing development and commercialization of this technology.

         Some of the more significant research and development projects the Company has worked on in 1999 include (i) the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications; (ii) the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits; (iii) the development of new software for the Company's test and measurement systems; and
(iv) the engineering development of higher performance test and measurement inspection systems for the semiconductor, biochip and disk drive industries.

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

In 1999, JPSI increased its service network to include additional direct personnel to meet the demands of its customers.

COMPETITION

MICROELECTRONICS EQUIPMENT:

PRECISION SYSTEMS

         JMAR is an established provider of precision motion control X-Y staging, components and systems. There are three major domestic competitors. These competitors carry a much broader line, have much larger distribution channels, and have a large stock of off-the-shelf inventory. In addition, there are approximately five smaller competitors specializing in narrower niches. Rather than compete in the generalized motion control and positioning product marketplace, the Company has established itself as an integrator of X-Y positioning and motion control subsystems and platforms for several substantial OEM customers. During the past 18 months, the Company received indications that the market for its precision X-Y stages may be larger than originally estimated. Accordingly, the Company expanded its internal machine shop capabilities at JPSI to improve its competitiveness in price, quality and delivery time.

         JMAR believes that it is a recognized leader in measurement and inspection systems utilizing vision and laser based depth probes. There are approximately five domestic and three foreign competitors within JMAR's marketplace. The majority of JMAR's competitors in this area supply standard off-the-shelf measurement and inspection systems for the microelectronics industry. JMAR's strengths against its competition are its ability to integrate its positioning and motion control products with its standard measurement and inspection systems to provide turnkey system solutions for manufacturing, process control and quality control requirements. The Company's vision and laser-based systems are targeted for high-end applications requiring high resolution, sub-micron edge detection, positioning and measurement accuracy. This enables the Company to set itself apart from its primary competitors which choose to compete in the lower resolution marketplace.

RESEARCH AND DEVELOPMENT

         The Company believes that it has established itself as the world's leading developer of laser-plasma X-ray lithography point source systems. Although other X-ray point source technologies are under development, the Company also believes that upon achievement of commercially viable outputs laser-plasma point sources of the type under development at JMAR it may have the best long-term potential for meeting commercial X-ray lithography requirements. The Company believes that its patented diode pumped solid state laser-driven Picosecond X-ray Source (PXS), when fitted with X-ray collimator devices developed by other DARPA contractors, will be capable of generating X-rays of sufficient intensity to demonstrate 0.13 micron and smaller feature sizes at commercially-viable manufacturing rates. In addition, the Company believes that its PXS system will have a significant competitive advantage over alternative technologies because of certain unique technical features which should allow it to be readily integrated into semiconductor fabrication processes.

SEMICONDUCTOR PRODUCTS AND PROCESSES:

         In its custom ASIC product area, JMAR Semiconductor faces competition from a number of microcircuit producers willing to serve lower volume applications. While not limited in the volumes that it can supply, JMAR Semiconductor chooses to target high value, lower volume customers who are not served by the major producers. Using high performance software tools, proprietary design routines, and flexible foundry and production arrangements, JMAR Semiconductor believes it provides a cost effective solution to these low volume customers.

         In the area of technology services provided to the aerospace and government markets, JSI has very few competitors. The success of JSI in this area is due to the broad range of technologies it can address and its abilities to reach across many major producers for technology and support. The programs that JSI performs are high-level engineering labor-intensive activities, requiring in-depth knowledge and complete understanding of the technology being addressed. This type of work is generally not addressed by the major producers due to its high quality labor content and lack of direct production pay-off from the use of such resources. Smaller firms do not have the mix of skills and industry relationships that JSI has gathered. For example, in the competitive bidding that JSI has undertaken, the competing companies were not as broad in their technology offerings, nor flexible enough to go outside of their established relationships.

         In its recent entry into the Telecom Products area, JSI is implementing the "enter late, exit late" approach of providing a second source for high-speed FIFO memory devices with industry-leading performance. Lower performance FIFO devices are currently produced by Integrated Device Technology, Inc. ("IDT") and Cypress Semiconductor ("Cypress"), both of which are much larger than JMAR.

PATENTS AND PROPRIETARY TECHNOLOGY

         During the past several years JMAR's patent protection efforts have produced 11 issued patents containing 295 separate allowed claims covering various types of laser plasma X-ray sources, high-brightness solid state lasers and point-source lithography system technology. The Company has four additional, multi-claim patents pending covering internal imaging of semiconductor device (nanotomography), laser ablation of materials, and ultraviolet and extreme ultraviolet (EUV) microlithography systems, each of which represents a major opportunity for potential growth for JMAR. JMAR has also filed several provisional patents covering improvements to its lasers, related lithography and non-lithography applications as well as advancements in its precision motion control products at JMAR Precision Systems. Furthermore, JMAR Semiconductor's chip design activities have created a substantial body of valuable proprietary technology that is also in the process of being patented.

         The Company's policy is to apply for a patent on each of its significant inventions not only to preserve its proprietary rights but also to protect against reverse engineering by others and to avoid being "locked out" of the use of its own technology by other patents. However, the Company does not place its principal reliance on patent protection; rather, it seeks to maintain a competitive advantage through an aggressive R&D program, protection of non-patented proprietary data, maintenance of its advanced laser-optics expertise, superior product performance and active marketing of its products. However, it is recognized that lasers and X-ray lithography are the subject of very substantial R&D activity by many very competent companies and that other approaches may be developed and patented, making the field very competitive.

CUSTOMERS

         For fiscal years 1999, 1998 and 1997, the United States Government accounted for approximately 58%, 33% and 10%, respectively, of total sales. A major portion of the Company's government contract sales involves research and development aimed at producing commercially-viable products and technology. Foreign sales accounted for 11%, 32% and 42% of the Company's revenues in 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, IBM accounted for 10.3%, 29.6% and 38.6% of JMAR's revenues, respectively. Installations in IBM's foreign facilities accounted for 6.0%, 19.9% and 19.4% of the Company's revenues in 1999, 1998 and 1997, respectively, and are included in the above foreign sales numbers. In 1999, 13.4% of the Company's revenues were derived from sales of DNA biochip lithographic alignment systems to Affymetrix, Inc. In December 1999, the Company received a $1.8 million order from Affymetrix, all of which will be shipped in 2000. For the current status of sales to this customer and industry see "Results of Consolidated Operations" in the Management's Discussion and Analysis.

EMPLOYEES

         Currently, the Company has approximately 125 full-time employees. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INFORMATION REGARDING INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT SALES

         The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes. Financial information relating to the Company's segments, significant customers and export sales for the three years ended December 31, 1999 is incorporated by reference from Note 14 of Notes to Consolidated Financial Statements.

ITEM 2.  PROPERTIES

         The Company has a total of approximately 45,000 square feet of laboratory, office, manufacturing and storage space under leases between the Company's three subsidiaries and their respective landlords. Of these, JRI leases 9,280 square feet located in the Torrey Pines Business Park in the Sorrento Valley region of San Diego, 15 miles north of San Diego International Airport. The Sorrento Valley space is used for JRI's expanding advanced light technology development activities, including X-ray lithography and for the Company's corporate headquarters. That lease expires on February 28, 2003. The Company is currently negotiating the terms of a lease on a new facility to house its corporate offices.

         JPSI leases a total of 28,500 square feet of manufacturing, office and storage space in two separate buildings located 25 miles north of Los Angeles International Airport in Chatsworth, California, a suburb of Los Angeles. The facility lease expires in August, 2002.

         JMAR Semiconductor leases 6,596 square feet of office and storage space in Irvine, California south of Los Angeles which expires in May, 2000. JMAR Semiconductor is currently negotiating the terms of a lease on a larger facility.

         The Company believes that its physical properties are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to a financial services agreement with Sands Brothers & Co. Inc., ("Sands") which provides for the provision of certain financial services by Sands. Although the Company does not believe its publicly traded Warrant exercise program was covered by this agreement, it offered Sands the right to act as Warrant solicitation agent. When Sands failed to perform as such more than one month after being asked, the Company retained another investment banking firm to do so. In February 2000, Sands asserted that it was entitled to up to 10% of the proceeds from the exercise of the Company's publicly traded Warrants, which is twice the fee provided for in the Company's original warrant solicitation agreement. In March 2000, the Company filed a Declaratory Relief Action in the U.S. District Court in San Diego which seeks a judicial interpretation that the financial services agreement with Sands does not apply to the Company's Warrant exercise program. The Company believes any claim to a fee by Sands is without merit and intends to vigorously contest any such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NASDAQ-NMS") under the symbol JMAR. On February 15, 2000, the Company called for redemption of its 2,449,749 Common Stock Purchase Warrants which traded at that time on the Nasdaq National Market under the symbol JMARW. Each Warrant was exercisable for one share of Common Stock at $5.50 until March 20, 2000. After that time, the Warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.05 per Warrant. As of the redemption date, March 20, 2000, 2,442,444 Warrants had been exercised and 7,305 Warrants were redeemed. The 1999 and 1998 high and low transaction prices for the common stock as reported by NASDAQ-NMS are set forth in the following table.

                               COMMON STOCK PRICE

                                                       HIGH           LOW
                                                     ----------     ---------
1998
     First Quarter................................       3 1/2        2 7/16
     Second Quarter...............................      3 5/32        2 5/16
     Third Quarter................................       2 3/4       1 19/32
     Fourth Quarter...............................      3 5/32       1 15/16
1999
     First Quarter................................       2 3/8       1 13/16
     Second Quarter...............................     2 17/32         1 7/8
     Third Quarter................................      2 1/32         1 1/2
     Fourth Quarter...............................      4 9/16         1 1/2

         There are approximately 7,000 holders of JMAR's common stock.

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

         Pursuant to the Director Compensation Program adopted by the Company in August, 1997, the Company issued a total of 1,144 shares of Common Stock in October, 1999 and a total of 1,232 shares of Common Stock in December, 1999 to its outside directors as compensation for services as a director. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

         In October and December 1999, the Company issued to three employees warrants exercisable into a total of 30,000 shares of Common Stock at an exercise price of $3.00 per share. The warrants were issued pursuant to the Management Incentive Plan (the "Plan")for JMAR Precision Systems, Inc.
(the "Incentive Warrants"). The Incentive Warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The exercise prices of the Warrants issued under this Plan are the higher of $3.00 or the market value of one share of JMAR stock at the close of trading on the date of grant of the Warrant.

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

         The Consolidated Statement of Operations for 1996 includes the operations of JMAR Semiconductor since May, 1996. The balance sheet information includes the accounts of JMAR Semiconductor as of December 31, 1999, 1998,1997 and 1996.

                                                          CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                        --------------------------------------------------------------------------------
                                            1995             1996             1997             1998             1999
                                        ------------     ------------     ------------     ------------     ------------
Revenues .............................  $ 12,210,490     $ 16,331,090     $ 21,461,627     $ 24,560,834     $ 24,767,740
Gross profit .........................     4,879,420        6,692,136        8,830,316        9,187,891        7,051,994
Operating expenses ...................     4,694,233        6,188,169        7,303,374        8,279,582        9,197,098
Income (loss) from operations ........       185,187          503,967        1,526,942          908,309       (2,145,104)
Interest expense .....................      (321,162)        (288,372)        (181,562)        (181,227)        (240,928)
Interest and other income
  (expense), net .....................       212,240          388,974          104,905           61,963          137,038
Income (loss) before
  income taxes .......................        76,265          604,569        1,450,285          789,045       (2,248,994)
Income tax (provision) benefit .......            --          175,000          345,000          (32,204)              --
Net income (loss) ....................        76,265          779,569        1,795,285          756,841       (2,248,994)
Net income (loss) per basic share ....           .01              .05              .11              .04             (.12)
Basic shares used in computation
  of net income (loss) per share .....    13,525,886       15,582,579       17,065,860       18,046,860       18,045,914


                                                         CONSOLIDATED BALANCE SHEET DATA - DECEMBER 31,
                                        --------------------------------------------------------------------------------
                                            1995             1996             1997             1998             1999
                                        ------------     ------------     ------------     ------------     ------------
Working capital ......................  $  4,655,087     $  5,743,747     $  9,634,527     $  9,213,134     $  7,468,743
Total assets .........................     9,248,995       15,395,518       17,268,878       22,874,833       20,673,768
Short-term debt ......................     1,526,929        2,317,861          922,246        2,693,975        5,195,490
Long-term liabilities.................     1,536,273          667,310          907,235          475,362          642,913
Stockholders' equity .................     5,085,202        9,368,905       12,488,212       13,253,179       10,909,461

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

RESULTS OF CONSOLIDATED OPERATIONS

         Net (loss) income for each of the fiscal years ended December 31, 1999, 1998 and 1997 was $(2,248,994), $756,841 and $1,795,285, respectively, while operating (loss) income for those same periods was $(2,145,104), $908,309 and $1,526,942, respectively. Revenues for 1999, 1998 and 1997 were $24,767,740,
$24,560,834 and $21,461,627, respectively. The net and operating (loss) income reported for 1999 and 1998 include a number of special charges, gains and asset writedown items that tend to obscure direct comparison of the results of those two years. Therefore, Table 1 below was prepared to assist the reader in evaluating the Company's results for those periods. It summarizes the Company's Consolidated Statements of Operations for 1999 and 1998, itemizes the applicable special items contained in the reported results for those years and presents the results for those two years, excluding the special items.

         Included in the net and operating loss for 1999 are inventory reserves of $389,000 and employee termination accruals of $175,000. Included in the net loss for 1999 is an asset writedown of $88,344. Included in net and operating incomes for 1998 are asset writedowns of $150,000 and $100,000, respectively.

        In addition to the impact of the special items, net and operating (loss) income in 1999 and 1998 were also affected by a number of factors - including rapid growth in the Company's semiconductor-related business in its Semiconductor Products and Processes segment offset by a steep decline in sales of the Company's higher-margin precision instruments for the computer industry from its Microelectronics Equipment segment. JMAR's profitability was further impacted by the substantial investments the Company made in research and development to fuel future growth (see below).

                                     TABLE 1

                                     SUMMARY
                                 FINANCIAL DATA
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          Year Ending December 31                 Quarter Ending December 31
                     ----------------------------------         ----------------------------
Item                     1999                  1998                1999             1998
----                 ------------          -----------          -----------       ----------
Net Sales            $ 24,767,740          $24,560,834          $ 6,625,794       $8,397,860
Gross Profit            7,051,994            9,187,891          1,810,461         2,927,247
Income (Loss)
   from Operations     (2,145,104)(3)          908,309(1)       (789,755)(3)      253,550(1)
Net Income (Loss)      (2,248,994)(3)(4)       756,841(2)       (952,739)(3)(4)   137,700(2)
Net Income (Loss)
   Per Share:
   Basic             $       (.12)         $       .04          $      (.05)      $      .01
   Diluted           $       (.12)         $       .04          $      (.05)      $      .01

                                  SPECIAL ITEMS

(1)   After Asset Writedown of $100,000

(2)   After Asset Writedown of $150,000

(3) After Inventory Reserve of $389,000 and Employee Termination Accruals of $175,000

(4)   After Asset Writedown of $88,344

                             EXCLUDING SPECIAL ITEMS

                               Year Ending December 31       Quarter Ending December 31
                              -------------------------     ----------------------------
                                 1999            1998         1999                1998
                              ----------      ---------     --------             -------
Income (Loss) from
    Operations($)             (1,581,104)     1,008,309      (225,755)           353,550
Net Income (Loss)($)          (1,596,650)       906,841      (300,395)           287,700
Net Income (Loss)/Share
    (Diluted)                 $    (0.09)     $    0.05      $  (0.02)           $  0.02

         The Company's revenues in 1999 were negatively impacted by a decline in 1999 shipments of the Company's precision instrument products related to the continuing slump in demand triggered by the 1998 Far East economic slowdown which led to a decline in orders for the Company's products from the computer disk drive industry offset in part by continued sustained growth in the Semiconductor Products and Processes Segment and by the growth in 1999 of the Company's lithography equipment sales to the biochip industry.

         The increase in revenues for the year ended December 31, 1998 over the year ended December 31, 1997 is generally attributable to increases in the Company's semiconductor-related business primarily in X-ray lithography in the Microelectronics Equipment Segment and semiconductor design and process development in the Semiconductor Products and Processes Segment offset, in part, by a decline in sales of the Company's precision instrument products in its Microelectronics Equipment Segment.

         The Company's ability to forecast orders for its precision instrument products in its Microelectronics Equipment Segment continues to be somewhat limited due to continuing marketplace uncertainties. In addition, certain of the Company's revenues are from a limited number of customers. As a result, the timing of receipt and shipment of orders for those customers could have a material impact on quarterly results in 2000.

         During the past decade, JMAR has developed and manufactured a broad range of high precision positioning and measurement systems to support the needs of the semiconductor and computer disk drive industries to produce high-performance micro-products. Several years ago, as the biotech industry began to productize the fruits of its prior decades of research, JMAR initiated a program to adapt certain of its precision manufacturing capabilities to support the expected future needs of the biotech industry. Initially the focus of that activity was on supplying the positioning technology required by DNA biochip manufacturers, led by Affymetrix.

         In recent years, a broader segment of the biotech industry began to define their need to transition more of their operations from research to precision manufacturing. In response, JMAR initiated an in house program to explore the feasibility of adapting more of its established positioning, alignment and metrology technology to serve the needs of that industry. Accordingly, the Company has been investigating the requirements of many other customers and potential customers in the biotechnology and biochip markets and is aggressively marketing its products and technology to several companies in those markets. JMAR believes that the biotech/biochip industry will continue to be a positive contributor to the Company's growth in the future.

         The biochip market place is rapidly evolving, with new manufacturing technologies and new biochip manufacturers entering the market. As a result, JMAR's current aligner systems may not be used in producing future generations of biochips. To remain competitive, JMAR may be required to develop next generation solutions for its current customers and for the new entrants to the market. JMAR is working with the industry to participate in their future development needs, but there can be no assurance that JMAR will continue to receive significant orders of JMAR biochip aligner systems in the future or will be able to develop successful next generation technologies in the biochip market.

         Gross margins for the fiscal years ended December 31, 1999, 1998 and 1997 were 28.5%, 37.4% and 41.1%, respectively. The lower gross margins for 1999 are primarily due to a continued decline in sales of the Company's higher margin precision instruments for the computer industry, the build-up of expenses associated with the rapid increase in the Company's semiconductor-related business, competitive pricing pressures on certain products and a reserve for excess inventory of $389,000. The Company continues to experience competitive pressures on certain products, which may impact gross margins in the future. The Company's rapidly expanding Semiconductor Products and Processes Segment conducted by JSI is in the process of evolving from a lower profit margin development business to a commercial business focused on the integrated circuit replacement part and telecommunication products markets. JMAR believes that, as this evolution progresses, a greater proportion of JMAR's sales will be generated by higher profit margin commercial semiconductor products. Therefore, to the extent that the Company's commercial semiconductor products begin to generate a higher percentage of the Company's revenues, the Company's gross margins should improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve its gross profit margins.

         The Company's profits in 1999 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. Included are increases in payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs. As discussed below, the Company's product development expenditures, including that portion of customer-funded efforts directly related to the commercialization of JMAR's proprietary technologies, were 30% of revenues in 1999.

         Selling, general and administrative ("SG&A") expenses for the fiscal years ended December 31, 1999, 1998 and 1997 were $6,916,804, $6,153,100 and
$6,194,333, respectively. The increase in SG&A expenses in 1999 is primarily due to higher payroll costs related to the addition of senior technical and management staff.

         The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales", totaled $5,144,993, $3,837,314 and $1,487,139 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. The increase in Customer-Funded RD&E expenditures for 1999 is primarily related to an increase of $444,762 in the X-ray lithography program funding provided by DARPA, most all of which is directed toward development of JMAR's X-ray lithography source technology for the commercial semiconductor market and $862,917 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. The Company believes this latter technology has applicability in both the government and the commercial marketplaces. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $2,105,294, $2,026,482 and $1,699,010, for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Hence, total RD&E expenses for those three years were $7,250,287, $5,863,796 and $3,186,149, respectively. Capitalized software costs of $179,573, $451,185 and $444,355 for the years ended December 31, 1999, 1998 and 1997 are not included in the above amounts. Including capitalized software costs, RD&E expenditures as a percentage of sales were 30.0%, 25.7% and 16.9% for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test and measurement inspection systems for the semiconductor, biochip and disk drive industries.

         Included in 1999 is an accrual of $175,000 in termination costs for a former employee. Included in 1998 is a writedown of $100,000 related to certain fixed assets in the Semiconductor Products and Processes Segment. The non-recurring item for 1997 includes a gain of approximately $2,839,000 from the settlement of certain claims against the former principal shareholders of JMAR Semiconductor offset, in part, by the writedown of certain assets primarily related to the Semiconductor Products and Processes Segment in the amount of $1,594,000 and costs incurred as a result of the reorganization of JMAR Semiconductor in the amount of $655,031 resulting in a net gain of $589,969.

         Interest expense for the fiscal years ended December 31, 1999, 1998 and 1997 was $240,928, $181,227 and $181,562, respectively. The increase in 1999 is related to increased borrowings pursuant to the Company's working capital line of credit.

         Interest and other income (expense) for 1999 includes a writedown of $88,344 of a note receivable from an officer of the Company. Interest and other income (expense) for 1998 includes a writedown of $50,000 of a note receivable from the defunct Santa Fe Laser Company.

         Included in the Statement of Operations in 1997 is a tax benefit of $345,000 related to the utilization by the Company of a portion of its net operating loss carryforward.

RESULTS OF SEGMENT OPERATIONS

Microelectronics Equipment Segment

         Revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 for the Microelectronics Equipment Segment decreased $5,143,726 from $21,608,708 to $16,464,982 or 24%. This decrease primarily reflects lower shipments of precision instruments to the disk drive industry, worldwide. As a result, operating income of the Microelectronics Equipment Segment for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was adversely affected as well, decreasing $3,231,064 from income of $771,343 to a loss of $2,459,721. This decrease reflects the decrease in revenues of the higher margin precision instruments as well as an increase in product development expenditures.

Semiconductor Products and Processes Segment

         Revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 for the Semiconductor Products and Processes Segment increased $5,350,632 from $2,952,126 to $8,302,758 or 181%. This growth reflects the receipt in the last half of 1998 of two significant contracts from General Dynamics Information Systems and TRW funded by the Defense Microelectronics Activity. Because of the increase in revenues, operating income for the year ended December 31, 1999 as compared to the year ended December 31, 1998 increased $177,651 from income of $136,966 to income of $314,617.

CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

         Cash and cash equivalents at December 31, 1999 and 1998 were $2,323,127 and $3,848,183, respectively. The (decrease) increase in cash and cash equivalents for the fiscal years ended December 31, 1999, 1998 and 1997 was $(1,525,056), $204,066 and $1,014,831, respectively. During the first quarter of 2000, the Company received a cash infusion of approximately $14.8 million from the exercise of most all of its outstanding publicly and privately held warrants and options (see below).

         The decrease in cash for 1999 resulted primarily from cash used in operations of $2,709,394, capital expenditures of $1,186,661, note payments of $220,934, repurchases of stock of $134,639 and patent costs of $155,712 offset in part by borrowings from the Company's working capital bank line of $2,890,000.

         The increase in cash for 1998 resulted primarily from borrowings under the Company's working capital bank line of $1,625,000 and proceeds from the exercise of options and warrants of $163,684 offset, in part, by capital expenditures of $803,498, payments of notes payable of $376,400, repurchases of stock of $349,203 and cash used in operations of $40,580. Inventories increased from $4,685,883 at December 31, 1997 to $5,848,936 at December 31, 1998 primarily due to an increase in inventory costs related to a contract at JMAR Semiconductor. These costs were billed to the customer subsequent to December 31, 1998.

         JMAR's operations will continue to require the use of working capital. The Company's working capital availability as of December 31 for each of the five years ending with 1999 is summarized in the Consolidated Balance Sheet Data on page 16. The working capital of the Company is generally funded through its working capital line (the "Line") with Comerica Bank (the "Bank") and through third-party contracts. Effective December 20, 1999, due to the Company's losses in 1999, the Bank changed the Line from a $5 million unrestricted revolving line of credit to a $5 million primarily formula-based line. Of that amount, $750,000 is unrestricted with advances on the balance based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million), 50 percent of unbilled revenue on a long-term contract and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line. Subsequent to December 31, 1999, the Company received net proceeds of approximately $14.8 million from the exercise of outstanding options and warrants, including its publicly traded warrants. Of these funds, $4,990,000 were used to pay down the Line in its entirety (however, the availability of the Line is still in effect). In addition, these funds will be used to accelerate the Company's development of high-value semiconductors for the rapidly growing Internet and Telecom markets and to accelerate the development and commercialization of its other high value proprietary products, as needed. Management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

         In September 1998, the Board of Directors authorized the repurchase, from time-to-time, of up to $2 million of its own shares of common stock in the open market, or in negotiated transactions, when they are available at prices the Company considers attractive. As of March 14, 2000, the Company had repurchased 252,900 shares pursuant to this repurchase program at a total cost of approximately $484,000.

         At December 31, 1999, the Company had in excess of $27 million of Federal net operating loss carryforwards subject to certain annual limitations, which expire from 2004 through 2014. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

YEAR 2000 EFFECT ON COMPUTER SYSTEMS

         Although the date is now past January 1, 2000 and JMAR has not experienced immediate adverse impact from the transition to the Year 2000, the Company cannot provide assurances that it, its customers or its vendors have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date-sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects may remain unknown. As a result, the Company will continue to monitor its Year 2000 compliance and the Year 2000 compliance of customers and vendors. Due to the general uncertainty inherent in the Year 2000 problem, especially the uncertainty regarding the Year 2000 compliance of customers and vendors, JMAR is unable to determine at this time whether the Year 2000 problem will have a material adverse effect on its business, results of operations and financial condition.

         To date JMAR has spent immaterial amounts to comply with accounting and statutory requirements regarding the Year 2000. The Company believes that it will spend minimal additional amounts for Year 2000 issues in the foreseeable future. These assessments have not been independently verified.

RECENT ACCOUNTING PRONOUNCEMENT

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB will become effective as of the quarter ending June 30, 2000.
Management
has not determined the impact of the SAB on the Company's consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain statements contained in this Form 10-K, which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development and the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires.

        JMAR's future operating results are also dependent on its ability to develop, manufacture and market, in a timely manner, innovative products that meet customers' needs and the continued growth of the semiconductor, biochip, telecommunications, computer disk drive and general microelectronics industries. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain and requires innovations that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture them in sufficient volumes at acceptable costs to meet demand and establish the necessary sales and marketing capabilities to assure adequate and timely sales volume.

         Although the Company has made substantial progress in its PXS X-ray source development program, the X-ray output levels achieved as of the end of 1999 were, in the Company's judgment, less than that required for commercially viable X-ray lithography. In order to prove that its technology works and to produce a completed product, the Company must complete the development and integration of these highly technical and complicated systems into a fully integrated prototype. With any new technology, there is a risk that the market may not appreciate the benefits of the product. In addition, the Company's X-ray source system will compete against other developing technologies. Development by others of new or improved products, processes or technologies may make the Company's proposed product obsolete or less competitive. Also, the development of sophisticated laser and X-ray products is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs.

         Along with some of the risks discussed in the preceding paragraph, there is no assurance that the Company will market its Britelight(TM) lasers as stand-alone products or that, if the Company should do so, they will be accepted in the marketplace.

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

         JMAR Semiconductor is a "fabless" supplier of products. Accordingly, its time schedule for the development, manufacture and sale of its products is dependent on the availability of capacity at outside foundries. Currently, there is a shortage of such capacity, worldwide.

         As is the case for a large number of California-based companies, a significant portion of the Company's operations are located near major earthquake faults. The ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake in close proximity to the Company's facilities. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

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

         The Company denominates its foreign sales in U.S. dollars and the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with its domestic-based competitors. Foreign currency fluctuations, however, could make the Company's products less affordable in foreign markets and thus, reduce the demand for such products. The Company attempts to mitigate credit risk relative to sales to foreign customers through its policy of generally requiring letters of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material investments in marketable securities or other debt instruments which subject it to material market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements prepared in accordance with Regulation S-X and Report of Independent Public Accountants are set forth at the end of this Report on pages F-1 through F-17.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The officers and directors of the Company are as follows:

NAME                         AGE                    POSITION
----                         ---                    --------

John S. Martinez, Ph.D.       69    Chief Executive Officer and
                                    Chairman of the Board
E. Fred Schiele               48    President, Chief Operating Officer and
                                    President of JMAR Precision Systems
Dennis E. Valentine           44    Vice President Finance, Chief Financial
                                    Officer, Chief Administrative Officer
                                    and Secretary
Joseph G. Martinez            42    Vice President, General Counsel
Richard M. Foster             67    President of JMAR Research
Marvin W. Sepe                44    President of JMAR Semiconductor
James H. Banister, Jr.        69    Director
C. Neil Beer, Ph.D.           65    Director
Vernon H. Blackman, Ph.D.     70    Director
Barry Ressler                 59    Director

     The directors of the Company are elected by the shareholders to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

     JOHN S. MARTINEZ, PH.D., became Chairman of the Board, President, Chief Executive Officer and a Director of the Company at its inception. He relinquished the title of President in November 1998 at the time of the hiring of Mr. Schiele. Prior to co-founding the Company in October 1987, he was President of HLX Laser, Inc., an excimer laser development company and President of Jamar Enterprises, a management and investment consultant to high-technology companies. From 1976 to 1984, Dr. Martinez was President and Chief Executive Officer of Physics International Company ("PI"), a high-technology research, development and manufacturing company specializing in high-intensity energy technology and X-ray generation equipment. During that period, PI's annual sales grew from approximately $9,000,000 to over $42,000,000 and profits grew at a compounded annual rate in excess of 32%. From 1961 to 1976, Dr. Martinez held a number of management positions at TRW, Inc. He formed that company's High Energy Laser program in 1970 and managed it until he left the company in 1976. Dr. Martinez, a Ford Foundation and Atomic Energy Commission Fellowship holder, earned his Ph.D. in Engineering Science from the University of California (Berkeley) in 1962, his Bachelor's degree from Rensselaer Polytechnic Institute (Troy, N.Y.) in 1951 and is a graduate of the Oak Ridge School of Reactor Technology. He served on active duty in the U.S. Marine Corps during the Korean War and was discharged as a Captain in 1954. He is the holder or co-holder of six patents. Dr. Martinez is the father of Joseph G. Martinez, Vice President, General Counsel of the Company.

     E. FRED SCHIELE joined JMAR in November 1998 as President and Chief Operating Officer. In November 1999, Mr. Schiele was also appointed President of JMAR Precision Systems. Before joining JMAR, Mr. Schiele served for two years as Vice President and General Manager of the Semiconductor Systems Group at ADE Corporation. There he was responsible for the manufacture and marketing of more than $100 million annually in high-speed metrology equipment for the semiconductor industry. From 1993 to 1996 he was Group Vice President, Laser Systems, for Electro Scientific Industries, a leading manufacturer of laser systems for microelectronic repair, trimming, and micromachining. Mr. Schiele received his B.S. in Physics in 1973 and an MBA in Management and Finance from the University of Wisconsin in 1980.

     DENNIS E. VALENTINE has been the Vice President-Finance of the Company since August 1990, Chief Financial Officer and Chief Administrative Officer since March 1991 and Secretary since January 1992. Prior to joining the Company, Mr. Valentine had over ten years of financial and management experience with Arthur Andersen LLP. His experience at Arthur Andersen LLP included extensive work with public companies and consultation regarding mergers and acquisitions. He was the manager in-charge of the local office merger and acquisition program and was on the Board of Advisors of the Orange County Venture Forum. Mr. Valentine received a Bachelor of Science degree in Business from the

University of Southern California in 1978. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     JOSEPH G. MARTINEZ joined the Company in June 1998 as Vice President and General Counsel. From 1986 to 1998, Mr. Martinez was employed by Parker, Milliken, Clark, O'Hara & Samuelian, P.C., a Los Angeles-based law firm which had served as the Company's outside general corporate counsel since its inception in 1987. From 1993 to 1998, Mr. Martinez was a shareholder of Parker, Milliken and was the principal attorney responsible for representing the Company. From 1984 to 1986, Mr. Martinez was employed by another law firm in Los Angeles. During his tenure at Parker, Milliken, Mr. Martinez specialized in corporate, securities and general business law. Mr. Martinez received a Juris Doctor degree from the University of California, Davis and a Master of Business Administration from U.C. Berkeley (with an emphasis in Finance and Accounting) in a Joint Degree Program with both degrees awarded in 1984. He received his B.A. in Genetics from U.C. Berkeley in 1980. Mr. Martinez has been a member of the California State Bar since 1984. Mr. Martinez is the son of Dr. John S. Martinez, the Company's Chairman and Chief Executive Officer.

     RICHARD M. FOSTER has been the President and a director of JMAR Research since January 1994. From 1984 to 1990, he was Corporate Vice President and Director of Marketing at Physics International Co. From 1968 to 1984, he was with TRW Defense and Electronics and was Marketing Director for a number of product lines including communication satellite systems, high energy lasers, power and propulsion and the Physical Research Center. Mr. Foster also spent three years in Washington D.C. as a TRW Senior Representative. He was a principal engineer at Ford Aeronutronic in Newport Beach from 1960 to 1968 and an Air Force Captain at Edwards AFB Rocket Propulsion Laboratory from 1957 to 1960. Mr. Foster graduated cum laude with a B.S. and M.S. in Engineering from Stanford University in 1957.

     MARVIN W. SEPE joined JMAR Semiconductor in July 1996 as Executive Vice President and General Manager and was elected President of that division in May 1997. Mr. Sepe was a director of the Company from July 1996 to December 1997. For the prior 15 years, he was with TRW Components International Inc., a wholly owned subsidiary of TRW Inc., where he served as Director of Business Development for this division of TRW, which grew from $16,000,000 in sales to nearly $40,000,000 under his strategic direction. Previously, Mr. Sepe held other management positions within TRW including Marketing, Programs and Engineering. Prior to joining TRW, Mr. Sepe was responsible for the development and oversight of multiple semiconductor manufacturing operations both in the U.S. and internationally. Mr. Sepe held the position of Manager of Worldwide Assembly Operations for Silicon General Inc. (1980-1981) with manufacturing operations throughout Southeast Asia, as well as the U.S. He served in the same role at Silicon Systems Inc. (1977-1980), a fast growing start-up operation for custom semiconductors, and previously held various management responsibilities at Hi-Rel Laboratories (1974-1977), a well respected evaluation laboratory. Mr. Sepe attended Don Bosco Technical Institute, California Polytechnic State University SLO, and holds a Masters Degree in Business Administration from Pepperdine University. Mr. Sepe has published a number of papers and taught numerous workshops on the economics and use of semiconductors in space applications.

     JAMES H. BANISTER, JR., has been a director since December 1989 and was a consultant to the Company from September 1989 until March 1994. Since October 1993, Mr. Banister has been President, Chief Executive Officer and a Director of Kinetic Ceramics, Inc. From August 1987 to June 1988, he was President and CEO of MSI, a subsidiary of Olin Corporation, supplying Signal Intelligence and electronic warfare equipment and services. When that company was sold by Olin, Mr. Banister retired to manage his personal investments. Mr. Banister was with Physics International Company (which became a subsidiary of Olin Corp. in 1985), from June 1964 to August 1987, successively holding the positions of Contracts Manager, Director of Marketing and Contract Relations, Vice President and Director of Administration and Senior Vice President responsible for finance and administration. From 1953 to 1964, Mr. Banister was with Stanford Research Institute, now SRI International, holding the position of Manager of Contract Administration. Mr. Banister received a Bachelor of Science degree in Business and Engineering administration from MIT and has taken graduate courses in law at Golden Gate College. He has been an officer and director of several subsidiaries of Physics International Company.

        C. NEIL BEER, PH.D., has been a director since July 1988 and was an employee of the Company from May 1991 until November 1992 and a consultant to the Company from April 1993 to September 1993. Dr. Beer currently is the President of SECON, a software and systems engineering company primarily supporting the national intelligence community. Prior to that, he was the Vice President, Advanced Programs of OAO Corporation and prior to that, was the Colorado Space Advocate, responsible for the growth of Colorado's space industry. From September 1986 to October 1989, he was President and Chief Executive Officer of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing and energy conversion hardware. Previously, he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia. Dr. Beer graduated magna cum laude with a B.S. degree in engineering from the University of Oklahoma and received his doctorate in Operations Research in 1972 from that same University. Dr. Beer is recipient of the NSIA Medal for Outstanding Achievement in Space.

        VERNON H. BLACKMAN, PH.D., has been a director of the Company since July 1991 and from time to time, has been a consultant of the Company since December 1991. Dr. Blackman served as Chairman of the Board and Chief Executive Officer of Esscor, a training and simulation service company to the utility industry, from December 1991 to July 1997. Dr. Blackman also served as Chairman of the Board, President and Chief Executive Officer of JAYCOR from 1989 until March 1991. JAYCOR is a high-technology company that supplies R&D services to various agencies of the U.S. Government, primarily the Department of Defense. Prior to joining JAYCOR, Dr. Blackman acted as a venture investor for his own account and helped to fund the early stage development of several companies. Dr. Blackman has also served on the Boards of Directors of several other public companies, including Newport Pharmaceuticals International, Inc. (1967-1974); Maxwell Laboratories, Inc. (1966-1974); Topaz, Inc. (1979-1983) at which time Topaz was acquired by Square D Corporation; and Optical Radiation Corporation (1970-1995). From 1974 to 1982, Dr. Blackman served as President, CEO and Chairman of the Board of S-Cubed, a high-technology company that provided services and products to agencies of the U.S. Government. In 1959, Dr. Blackman co-founded MHD Research which was acquired by Hercules Corporation in 1964. Dr. Blackman received a BA in Physics from Colgate University in 1951 and a Ph.D. in Physics from Princeton University in 1955, subsequent to which he served on the faculty as a research associate for 2 years.

        BARRY RESSLER has been a director of the Company since January 1994. Mr. Ressler is the Chief Executive Officer and Chairman of the Board of Triton Thalassic Technologies, Inc. (T(3)I), a company engaged in the non-chemical treatment and control of microorganism contaminated fluids for the automotive, food packaging, pharmaceutical, paper, aquaculture and commercial shipping industries. Mr. Ressler is also the President of STAR Associates, Inc., a company engaged in the consultation, strategic planning and project funding of early stage industrial process and therapeutic/diagnostic technologies. From 1983 to December 1993 he served as Chief Executive Officer and Chairman of the Board of Universal Voltronics Corporation (UVC), a public company that developed high-voltage products for defense, medical and industrial applications. In March 1990, UVC became a public subsidiary of Thermo Electron Corp. From 1963 until his appointment as CEO and Chairman, he served in various capacities at UVC. Mr. Ressler is a member of the Biotechnology Center External Advisory Board of the University of Connecticut, advising the University on the expansion of biotechnology research initiatives to foster University and Industry collaborative activities. Mr. Ressler is also a member of the Nauticos Corp. Sciences Business and Technology Advisory Board. Nauticos Corp. has developed advanced side scan sonar, ROV and research protocols used in the discovery of historic and contemporary sunken vessels. He is also a member of the Board of Directors of CLI LTD in Sheffield UK, a company engaged in the controlled lifting of heavy subsea objects (sunken submarines, historic wrecks and general salvage and the emplacement of offshore pipelines and construction materials). Mr. Ressler graduated from the Pratt Institute with a B.S. in Engineering Science.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the annual and long-term compensation for services in all capacities to the Company during each of the last three fiscal years of the Company's Chief Executive Officer and the other four most highly compensated individuals serving as executive officers as of December 31, 1999 whose compensation (salary and bonus) exceeded $100,000. Also included are two individuals who served as executive officers during part of 1999 and would have been one of the four most highly compensated officers had they served as executive officers at the end of 1999 (collectively, the "Named Officers").

                           Summary Compensation Table

                                                                         Long-Term Compensation
                                          Annual Compensation(1)(6)            Awards(2)
                                          -------------------------      -----------------------
Name and                                                   Bonus            Shares Underlying
Principal Position             Year       Salary($)        ($)(3)        Options and Warrants(#)
------------------             ----       ---------        -------       -----------------------
John S. Martinez,              1999        192,500               0               102,000
Chief Executive                1998        200,592          87,474                77,960
Officer                        1997        187,112         175,000               125,000

E. Fred Schiele,               1999        177,500               0                38,000
President and Chief            1998          6,827(4)       20,000               150,000
Operating Officer of JMAR
and President of JPSI

Marvin W. Sepe,                1999        140,000          28,667                     0
President of JSI               1998        125,000          13,500                     0
                               1997        125,000               0                 5,000

John P. Ricardi,               1999        150,000               0                     0
Senior Vice President          1998        145,331               0                     0
for Sales and Marketing of     1997        147,699          25,000                60,000
JMAR Precision Systems(7)

Leonid Yoffe, Senior Vice      1999        140,000               0                     0
President of Operations of     1998        150,576               0                     0
JMAR Precision Systems(8)      1997        146,905          65,000                     0

Joseph G. Martinez,            1999        135,000               0                28,500
Vice President, General        1998         69,578(5)       11,677                50,000
Counsel

Richard M. Foster,             1999        125,000          20,000                     0
President of JRI               1998         95,846          26,000                     0
                               1997        100,000          15,000                25,000

-------------------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each Named Officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock or stock appreciation rights or make any long term incentive plan payments during the fiscal years ended December 31, 1999, 1998 and 1997.

(3) Includes bonus payments under the Management Incentive Bonus Plan (see page 30) earned by the Named Officers in the year indicated for services rendered in such year, but which were paid in the following year.

(4)   Compensation is for one month.

(5)   Compensation is for seven months.

(6)   See "Incentive Plans" below.

(7) Mr. Ricardi served as Vice President for Corporate Development of JMAR until April 1999. Compensation for 1997 is for eleven months and includes $22,000 commissions on sales.

(8) Mr. Yoffe served as President of JMAR Precision Systems, Inc. until March 1999.

OPTION GRANTS IN THE LAST FISCAL YEAR

         The following table sets forth each grant of stock options and warrants made during the fiscal year ended December 31, 1999 to each of the Named Officers. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the terms if the stock price were to appreciate annually by 5% and 10%, respectively. The assumed values may not reflect actual value at the times indicated.

                                                                                          POTENTIAL REALIZABLE
                          SHARES        PERCENTAGE                                          VALUE AT ASSUMED
                        UNDERLYING       OF TOTAL                                            ANNUAL RATES OF
                         OPTIONS         OPTIONS         EXERCISE                       STOCK PRICE APPRECIATION
                         GRANTED        GRANTED TO        PRICE                             FOR OPTION TERM
                         (SHARES)      EMPLOYEES IN        PER         EXPIRATION       ------------------------
NAME                      (1)(7)        FISCAL YEAR       SHARE          DATE(2)             5%           10%
----                    ----------     ------------      --------   -----------------   ----------     ---------
John S. Martinez         42,000(3)         10.94          $2.13     February 12, 2009     $56,280      $142,380
                         10,000(4)          2.61          $1.75      August 13, 2010       11,000        27,900
                         50,000            13.03          $4.56     December 31, 2009     143,500       363,500

E. Fred Schiele          28,000(5)          7.30          $2.13     February 12, 2009      37,520        94,920
                         10,000             2.61          $4.56     December 31, 2009      28,700        72,700

Joseph G. Martinez       13,500(6)          3.52          $2.13     February 12, 2009      18,090        45,765
                         15,000             3.91          $4.56     December 31, 2009      43,050       109,050

Richard M. Foster             0                0            N/A             N/A                N/A          N/A

Marvin W. Sepe                0                0            N/A             N/A                N/A          N/A

John P. Ricardi               0                0            N/A             N/A                N/A          N/A

Leonid Yoffe                  0                0            N/A             N/A                N/A          N/A

-----------------

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

(3) These options are incentive stock options. 4,200 of these options are currently exercisable and 4,200 become exercisable on February 12 of each year thereafter through 2009.

(4) These options are non-qualified stock options. They become exercisable and vest one-third each year commencing on the first year after their grant.

(5) These options are incentive stock options. 2,800 of these options are currently exercisable and 2,800 become exercisable on February 12 of each year thereafter through 2009.

(6) These options are incentive stock options. 1,350 of these options are currently exercisable and 1,350 become exercisable on February 12 of each year thereafter through 2009.

(7) These options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a new option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option. In addition, if the optionee exercises the option in whole or in part with cash, the Company shall grant to the optionee a new option to purchase that number of shares equal to the amount of cash paid divided by the market value of the Common Stock on the date of exercise. In both cases, these Reload Options will have an exercise price equal to the market price on the date of grant of the Reload Option and are not exercisable until one year following the date of grant.

AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

         The following table sets forth for each of the Named Officers the shares acquired and the value realized on each exercise of stock options, if any, by said officers during the fiscal year ended December 31, 1999, the number of shares of common stock underlying employment related options and warrants outstanding at December 31, 1999 and the value of such options and warrants which are "in-the-money":

                                                                                   VALUE OF
                                                    SHARES UNDERLYING             UNEXERCISED
                                                       UNEXERCISED           IN-THE-MONEY OPTIONS
                                                  OPTIONS AND WARRANTS          AND WARRANTS AT
                                                  AT DECEMBER 31, 1999        DECEMBER 31, 1999(1)
                         SHARES                  ------------------------    ---------------------
                      ACQUIRED ON      VALUE          EXERCISABLE/               EXERCISABLE/
NAME                    EXERCISE     REALIZED         UNEXERCISABLE              UNEXERCISABLE
----                  -----------    --------    ------------------------    ----------------------
John S. Martinez           0            $0           200,175/523,061           $539,512/$828,239

E. Fred Schiele            0             0           33,333/154,667            $60,228/$266,609

Joseph G. Martinez         0             0            16,667/61,833            $33,917/$100,660

Richard M. Foster          0             0            36,666/13,468              $69,698/$27,261

Marvin W. Sepe             0             0              100,000/0                 $156,000/$0

---------------

(1) Options are "in-the-money" if the fair market value of the underlying common stock exceeds the exercise price of the option or warrant at December 31, 1999. The fair market value of a share of common stock at December 31, 1999 was $4.56 per share as quoted on the NASDAQ Stock Market at the close of trading.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1999, executive compensation was set by the Board of Directors acting as the Compensation Committee. The compensation of Dr. Martinez was set by the Compensation Committee members without the participation by Dr. Martinez. Except for Dr. Martinez, no member of the Compensation Committee is either an officer or an employee of the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

         Pursuant to Dr. Martinez's employment agreement, the Company agreed to retain him as Chief Executive Officer of the Company and to pay him an annual salary of not less than $175,000 plus expenses and normal employee insurance benefits and a $600 per month auto lease allowance. The Employment Agreement is automatically renewable on an annual basis unless either party chooses to terminate it no later than 60 days before the end of the year. If the employment agreement is terminated by the Company without cause, Dr. Martinez would become entitled to receive as severance pay an amount equal to 36 month's pay.

         Pursuant to Mr. Schiele's employment agreement, the Company retained him as President and Chief Operating Officer of the Company and agreed to pay him an annual salary of not less than $177,500 plus expenses and normal employee insurance benefits and a $600 per month auto allowance. If the employment agreement is terminated by the Company without cause, Mr. Schiele would become entitled to receive as severance pay an amount equal to 12 month's pay.

INCENTIVE PLANS

         The Company has no defined benefit pension or actuarial plans under which its executive officers participate.

         In 1993, JMAR established a Management Incentive Bonus Plan (the "MIBP") based on profits generated and stock performance each year. Under the MIBP, an executive's annual performance bonus award generally depends on two performance factors: The overall financial performance of the Company and the performance of the business unit for which the executive is accountable, along with the executive's individual performance. The performance objectives of the Company and the business unit are derived from the Company's Board-approved annual business plan, which includes specific financial performance targets relating to revenue and profits for the fiscal year. MIBP cash bonuses were paid in fiscal years 1997 and 1998 to those employees deemed to have made the greatest contributions toward the Company's ability to generate those profits. Because the Company was not profitable in 1999, no cash bonuses were paid to the Company's CEO, its President or the other members of its Corporate Staff. Cash bonuses of $28,667 and $20,000 were paid to Messrs. Sepe and Foster, respectively, in connection with their services as President of JMAR Semiconductor and JMAR Research, for achieving the profitability goals of those divisions. Pursuant to the MIBP, options were awarded to the Named Executive Officers in fiscal years 1997, 1998 and 1999. (See "Summary Compensation Table" above.)

         In March 1998, the Board of Directors approved a resolution requiring that starting with 1997, a substantial portion of each Management Incentive Bonus earned by its senior officers be used (the "MIBP Stock Ownership Requirement") by such officers to: 1) buy JMAR common shares in the Public Market; and/or 2) exercise existing stock options or warrants, including payment of income taxes (if any) resulting from such option or warrant exercises. The long term goal is for each senior officer designated in the Beneficial Ownership table in this Report to own JMAR shares having a market value of a minimum of one times his annual salary. Once any such designated employee achieves that goal they will no longer be required to allocate a specific portion of their bonus to the purchase of additional JMAR shares unless their share holdings fall below that level. The Company believes that this policy will provide additional incentives to the Company's senior officers to maximize the Company's profits and share price over the long term. Pursuant to the MIBP Stock Ownership Requirement, in 1999 Messrs. Joseph Martinez and Marvin Sepe purchased 1,500 and 1,673 shares, respectively.

         In addition to purchases pursuant to the MIBP Stock Ownership Requirement, in 1999 Messrs. John Martinez and Joseph Martinez made open market purchases of 45,000 and 5,000 shares of JMAR common stock, respectively.

DIRECTORS' FEES

         Directors who are not salaried employees of the Company receive a retainer (the "Retainer") of $1,000 per quarter and $1,000 for their attendance at each Board of Directors meeting and Committee meeting and are reimbursed for their travel, lodging and food expense incurred when attending such meetings. $500 of the Board Meeting compensation is paid in Company stock.

         In addition, the directors are eligible to participate in the Company's Stock Option Plans on the same basis as key employees of the Company and grants of options will be made by the Board of Directors on a case-by-case basis on such terms as the Board in its discretion may provide. It has been the Company's policy to make an annual grant of options to the directors. During the fiscal year ended December 31, 1999, a grant of options to purchase 10,000 shares of Common Stock was received by Messrs. Martinez, Banister, Beer, Ressler and Blackman in their capacity as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         As of March 27, 2000, the following person was known by the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock. A person is deemed to be the beneficial owner of JMAR Common Stock, whether or not he has any economic interest therein, if he directly or indirectly has (or shares with others) voting or investment power with respect to the JMAR shares or has the right to acquire such beneficial ownership within sixty days.

                                       NUMBER OF SHARES
NAME AND ADDRESS                       BENEFICIALLY OWNED       PERCENT OF TOTAL
----------------                       ------------------       ----------------
John S. Martinez                          1,475,845(1)                6.57%
3956 Sorrento Valley Blvd.
San Diego, CA 92121

(1) Includes: (a) 447,965 shares owned of record by the John S. Martinez Separate Property Trust, of which Dr. Martinez as trustee, has sole voting and investment power; and (b) 1,027,880 shares of Common Stock which are issuable upon exercise of currently exercisable warrants and stock options.

SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth the beneficial ownership of Common Stock of the Company as of March 27, 2000 by each director, the "Named Officers" (as defined in "Executive Compensation" on page 27 above) and by all directors and executive officers as a group. The Company has also provided the beneficial ownership for certain other executive officers who are not "Named Officers". Except as otherwise noted, the following stockholders have sole voting and investment power with respect to the shares. Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table.

                                           NUMBER OF SHARES OF           PERCENTAGE OF
                                               COMMON STOCK         OUTSTANDING COMMON STOCK
BENEFICIAL OWNER                            BENEFICIALLY OWNED         BENEFICIALLY OWNED
----------------                           --------------------     ------------------------
John S. Martinez(1)                             1,475,845                    6.57%

Marvin W. Sepe(2)                                247,942                     1.14%

Dennis E. Valentine(3)                           197,208                      (13)

Richard M. Foster(4)                             102,781                      (13)

James H. Banister, Jr.(5)                         96,285                      (13)

                                           NUMBER OF SHARES OF           PERCENTAGE OF
                                               COMMON STOCK         OUTSTANDING COMMON STOCK
BENEFICIAL OWNER                            BENEFICIALLY OWNED         BENEFICIALLY OWNED
----------------                           --------------------     ------------------------
Vernon H. Blackman(6)                             62,490                      (13)

E. Fred Schiele(7)                                50,000                      (13)

Leonid Yoffe(8)                                   50,000                      (13)

Barry Ressler(9)                                  34,079                      (13)

C. Neil Beer(10)                                  33,959                      (13)

Joseph G. Martinez(11)                            24,522                      (13)

All executive officers and directors as
  a group (12 persons)(12)                     2,375,111                    10.23%


(1)   See footnote (1) to preceding table.

(2) Includes 244,068 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(3) Includes 170,403 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(4) Includes 50,134 shares which are issuable upon exercise of currently exercisable stock options.

(5) Includes 71,192 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(6) Includes 45,001 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(7) All shares are issuable upon exercise of currently exercisable stock options and warrants.

(8) All shares are issuable upon exercise of currently exercisable warrants. Mr. Yoffe served as President of JMAR Precision Systems, Inc. until March 1999.

(9) Includes 25,000 shares which are issuable upon exercise of currently exercisable stock options.

(10) Includes 30,009 shares which are issuable upon exercise of currently exercisable stock options.

(11) Includes 18,017 shares which are issuable upon exercise of currently exercisable stock options.

(12) Includes 1,781,704 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(13)  Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 29, 1993, the Company loaned Dr. Martinez $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company. The loan amount, including accrued interest, was $88,344 on December 31, 1999. In February 2000, the Board of Directors of the Company agreed to forgive the loan.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this Report:

         1.   Financial Statements. Index to Consolidated Financial Statements:

         Report of Independent Public Accountants................................................  F-2
         Consolidated Balance Sheets as of December 31, 1999 and 1998............................  F-3
         Consolidated Statements of Operations for the Years Ended December 31,
            1999, 1998 and 1997..................................................................  F-4
         Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 1999, 1998 and 1997.....................................................  F-5
         Consolidated Statements of Cash Flows for the Years Ended December 31,
            1999, 1998 and 1997..................................................................  F-6
         Notes to Consolidated Financial Statements .............................................  F-7

         2. Financial Statement Schedules. The following financial statement schedule of JMAR Technologies, Inc., for the years ended December 31, 1999, 1998 and 1997 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of JMAR Technologies, Inc.

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

(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the three months ended December 31, 1999.

                                INDEX TO EXHIBITS

(c) Exhibits. The following exhibits are filed, or incorporated by reference into, this Report:

 EXHIBIT
    NO.        DESCRIPTION
----------     -----------
 3.1(1)(2)     Certificate of Incorporation and amendments thereto.

 3.2(4)        Amendments to Certificate of Incorporation, filed on July 9,
               1992, December 11, 1992, January 11, 1993 and February 1, 1993.

 3.3(1)        Bylaws and amendments thereto.

 3.4(5)        Amendment to Certificate of Incorporation, filed on August 23,
               1994.

 3.5(9)       Certificate of Ownership and Merger.

 4.1(3)        Form of Common Stock Certificate.

 4.2(10)       Rights Agreement, dated as of February 12, 1999 between JMAR
               Technologies, Inc. and American Securities Trust & Transfer,
               Inc., including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(8)        Amended and Restated Employment Agreement between the Company and
               John S. Martinez, dated May 1, 1996.(+)

10.2(1)        The Company's 1988 Stock Option Plan.(+)

10.3(2) Form of Warrant, with attached Piggyback Registration Rights provisions, issued in April, 1991 to John S. Martinez, James H.
               Banister, Jr., C. Neil Beer, Jay Borker, Scott Love, A. Lee
               Morsell, Vernon H. Blackman, Susan Miller-French, Lester Levy and
               Ali M. M. Mojdehi.

10.4(6)        The Company's 1991 Stock Option Plan, as amended.(+)

10.5(8)        Management Anti-Dilution Incentive Plan, as amended.(+)

10.6(12)       The Company's 1999 Stock Option Plan.(+)

10.7           Revolving Credit Loan & Security Agreement dated December 20,
               1999, Addendum to Revolving Credit Loan & Security Agreement,
               Addendum to Inventory Rider, Inventory Rider and Equipment Rider.

 EXHIBIT
    NO.        DESCRIPTION
----------     -----------
10.8(5)       Form of Warrant, with attached Piggyback Registration Rights provisions issued to John S. Martinez, Vernon H. Blackman, Robert
               S. Hash, Larry M. Levy, Dennis E. Valentine, Barry Ressler,
               Leonid Yoffe and Carole Hash issued in connection with the
               Company's August, 1994 Loan Program.

10.9(7)       Master Lease Agreement and related documents dated as of
               September 10, 1996 between Leasing Technologies International,
               Inc., the Company and California ASIC Technical Services, Inc.

10.10(8)      Management Incentive Plan Agreement for JMAR Precision Systems,
              Inc., as amended.

10.11(11)      Employment Agreement between the Company and E. Fred Schiele, dated November 13, 1998.(+)

21.1           Subsidiaries of the Company include JMAR Research, Inc. (a
               California corporation), JMAR Precision Systems, Inc. (a
               California corporation) and JMAR Semiconductor, Inc. (a
               California corporation).

23.1           Consent of Independent Public Accountants.

27.1           Financial Data Schedule.

------------------

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

(6) Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders.

(7) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended September 30, 1996.

(8) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.

(9) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated June 17, 1998.

(10) Incorporated by reference to the exhibit filed with the Company's Form 8-A dated March 8, 1999.

(11) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1998.

(12) Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants................................................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998............................  F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999,
1998 and 1997...........................................................................  F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
1999, 1998 and 1997.....................................................................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
1998 and 1997...........................................................................  F-6

Notes to Consolidated Financial Statements..............................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To JMAR Technologies, Inc.:

         We have audited the accompanying consolidated balance sheets of JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMAR Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Diego, California
March 22, 2000

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1999 AND DECEMBER 31, 1998

                                                                                                  December 31,
                                                                                          -----------------------------
                                                                                              1999             1998
                                                                                          ------------     ------------
                                                     ASSETS

Current Assets:
     Cash and cash equivalents .......................................................    $  2,323,127     $  3,848,183
     Accounts receivable, net ........................................................       7,079,435        7,766,961
     Notes and other receivables......................................................          32,551           66,682
     Inventories .....................................................................       6,253,336        5,848,936
     Prepaid expenses and other ......................................................         901,688          828,664
                                                                                          ------------     ------------
          Total current assets .......................................................      16,590,137       18,359,426
Receivable from officer ..............................................................              --           83,212
Property and equipment, net ..........................................................       2,330,663        2,710,699
Other assets, net ....................................................................       1,355,041        1,245,987
Goodwill, net ........................................................................         397,927          475,509
                                                                                          ------------     ------------
         TOTAL ASSETS ................................................................    $ 20,673,768     $ 22,874,833
                                                                                          ============     ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ................................................................    $  2,456,928     $  4,728,068
     Accrued liabilities .............................................................         593,283          570,945
     Accrued payroll and related costs ...............................................         875,693        1,153,304
     Line of credit ..................................................................       4,990,000        2,100,000
     Notes payable and capital lease obligations .....................................         205,490          593,975
                                                                                          ------------     ------------
          Total current liabilities ..................................................       9,121,394        9,146,292
                                                                                          ------------     ------------
Notes payable, capital leases and other long-term liabilities,
     net of current portion ..........................................................         642,913          475,362
                                                                                          ------------     ------------
Commitments and contingencies
Stockholders' equity :
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued
         and outstanding as of December 31, 1999 and December 31, 1998 ...............              --               --
     Common stock, $.01 par value; 40,000,000 shares authorized;
         Issued and outstanding 18,074,836 shares as of December 31, 1999 and
        18,080,853 shares as of December 31, 1998 ....................................         180,748          180,809
     Additional paid-in capital ......................................................      36,499,238       36,593,901
     Accumulated deficit .............................................................     (25,770,525)     (23,521,531)
                                                                                          ------------     ------------
          Total stockholders' equity .................................................      10,909,461       13,253,179
                                                                                          ------------     ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................    $ 20,673,768     $ 22,874,833
                                                                                          ============     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  Year ended December 31,
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------     ------------
Product sales .....................................................    $ 10,315,686     $ 16,340,637     $ 19,228,621
Contract sales ....................................................      14,452,054        8,220,197        2,233,006
                                                                       ------------     ------------     ------------
          Total revenues ..........................................      24,767,740       24,560,834       21,461,627
Product costs of sales ............................................       6,696,863        9,789,606       11,144,172
Contract costs of sales ...........................................      11,018,883        5,583,337        1,487,139
                                                                       ------------     ------------     ------------
          Gross profit ............................................       7,051,994        9,187,891        8,830,316
                                                                       ------------     ------------     ------------
Operating Expenses:
     Selling, general and administrative ..........................       6,916,804        6,153,100        6,194,333
     Research, development and engineering ........................       2,105,294        2,026,482        1,699,010
     Asset writedowns and non-recurring items .....................         175,000          100,000         (589,969)
                                                                       ------------     ------------     ------------
          Total operating expenses ................................       9,197,098        8,279,582        7,303,374
                                                                       ------------     ------------     ------------
Income (loss) from operations .....................................      (2,145,104)         908,309        1,526,942
Interest and other income (expense), net ..........................         137,038           61,963          104,905
Interest expense ..................................................        (240,928)        (181,227)        (181,562)
                                                                       ------------     ------------     ------------
Income (loss) before income taxes .................................      (2,248,994)         789,045        1,450,285
Income tax (provision) benefit ....................................              --          (32,204)         345,000
                                                                       ------------     ------------     ------------
Net income (loss) .................................................    $ (2,248,994)    $    756,841     $  1,795,285
                                                                       ============     ============     ============
Net income (loss) per share:
     Basic ........................................................    $       (.12)    $        .04     $        .11
                                                                       ============     ============     ============
     Diluted ......................................................    $       (.12)    $        .04     $        .10
                                                                       ============     ============     ============
Shares used in computation of net income (loss) per share:
     Basic ........................................................      18,045,914       18,046,860       17,065,860
                                                                       ============     ============     ============
     Diluted ......................................................      18,045,914       19,112,634       18,601,119
                                                                       ============     ============     ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                        Common Stock           Preferred Stock     Additional                            Total
                                   -----------------------     ---------------       Paid-in        Accumulated       Stockholders'
                                      Shares       Amount      Shares   Amount       Capital          Deficit            Equity
                                   -----------   ---------     ------   ------    ------------      ------------      ------------
Balance, December 31, 1996 ......   16,760,269   $ 167,603        --     $ --     $ 35,274,959      $(26,073,657)     $  9,368,905
Stock issued upon exercise of
   warrants and options .........      681,618       6,816        --       --          661,539                --           668,355
Debt converted to equity ........      156,634       1,566        --       --          467,622                --           469,188
Issuance of stock ...............    1,008,252      10,083        --       --        3,219,472                --         3,229,555
Retirement of stock related to
   acquisition of Cal ASIC ......     (715,821)     (7,158)       --       --       (3,035,918)               --        (3,043,076)
Net income ......................           --          --        --       --               --         1,795,285         1,795,285
                                   -----------   ---------     ------   ------    ------------      ------------      ------------
Balance, December 31, 1997 ......   17,890,952     178,910        --       --       36,587,674       (24,278,372)       12,488,212

Stock issued upon exercise of
   warrants and options .........      213,812       2,138        --       --          161,546                --           163,684
Issuance of stock for services ..       44,184         442        --       --           21,099                --            21,541
Issuance of stock related to
   acquisition of minority
   interest of JSI ..............       24,045         240        --       --           36,864                --            37,104
Repurchases of stock ............     (184,300)     (1,843)       --       --         (347,360)               --          (349,203)
Issuance of stock related to
   acquisition of Continuum
   Engineering ..................       92,160         922        --       --          134,078                --           135,000
Net income ......................           --          --        --       --               --           756,841           756,841
                                   -----------   ---------     ------   ------    ------------      ------------      ------------
Balance, December 31, 1998 ......   18,080,853     180,809        --       --       36,593,901       (23,521,531)       13,253,179
Stock issued upon exercise of
    warrants and options ........       38,464         384                 --           18,066                              18,450
Issuance of stock for services ..        6,948          69        --       --            7,731                --             7,800
Repurchase of stock .............      (68,600)       (686)       --       --         (133,953)               --          (134,639)
Issuance of stock related to
    acquisition of Continuum
    Engineering .................       12,171         122        --       --            3,263                --             3,385
Issuance of stock related to
    acquisition of minority
    interest of JSI .............        5,000          50        --       --           10,230                --            10,280
Net loss ........................           --          --        --       --               --        (2,248,994)       (2,248,994)
                                   -----------   ---------     ------   ------    ------------      ------------      ------------
Balance, December 31, 1999 ......   18,074,836   $ 180,748        --     $ --     $ 36,499,238      $(25,770,525)     $ 10,909,461
                                   ===========   =========      ====     ====     ============      ============      ============

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                            Year ended December 31,
                                                                                ----------------------------------------------
                                                                                   1999              1998             1997
                                                                                ------------     ------------     ------------
Cash flows from operating activities:
     Net income (loss) .....................................................    $ (2,248,994)    $    756,841     $  1,795,285
     Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
         Depreciation and amortization .....................................       1,034,675          812,724          700,644
         Services received in exchange for
            common stock or warrants .......................................           7,800           21,541            9,864
         Asset writedowns and non-recurring items ..........................              --          100,000         (589,969)
     Change in assets and liabilities' net of
       effects from acquisitions, asset writedowns and non-recurring items:
          (Increase) decrease in:
          Accounts receivable, net .........................................         687,526       (3,409,102)      (1,434,015)
          Inventories ......................................................        (404,400)      (1,133,215)        (830,571)
          Prepaid expenses and other .......................................         (73,024)         (68,696)        (556,109)
          Other assets .....................................................         813,436         (592,031)        (699,349)
          Increase (decrease) in:
          Customer deposits ................................................          (7,737)           9,997         (724,325)
          Accounts payable and accrued liabilities .........................      (2,518,676)       3,461,361          377,057
                                                                                ------------     ------------     ------------
     Net cash used in operating activities .................................      (2,709,394)         (40,580)      (1,951,488)
                                                                                ------------     ------------     ------------
Cash flows from investing activities:
     Patent costs ..........................................................        (155,712)         (60,628)         (47,451)
     Capital expenditures ..................................................      (1,186,661)        (803,498)        (763,697)
     Increase in notes and other receivables ...............................         (13,938)          (4,834)        (307,939)
     Payments received on notes receivable .................................              --           13,422          897,857
     Acquisition costs, net of cash acquired ...............................         (12,228)          37,103               --
                                                                                ------------     ------------     ------------
          Net cash used in investing activities ............................      (1,368,539)        (818,435)        (221,230)
                                                                                ------------     ------------     ------------
Cash flows from financing activities:
     Net borrowings (payments) under short-term debt agreements ............       2,890,000        1,625,000         (969,281)
     Net borrowings (payments) of notes payable, capital leases
     and other long-term liabilities .......................................        (220,934)        (376,400)         273,222
     Net proceeds from the issuance of common stock ........................              --               --        3,215,253
     Repurchases of stock ..................................................        (134,639)        (349,203)              --
     Net proceeds from the exercise of options and  warrants ...............          18,450          163,684          668,355
                                                                                ------------     ------------     ------------
          Net cash provided by financing activities ........................       2,552,877        1,063,081        3,187,549
                                                                                ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents .......................      (1,525,056)         204,066        1,014,831
Cash and cash equivalents, beginning of period .............................       3,848,183        3,644,117        2,629,286
                                                                                ------------     ------------     ------------
Cash and cash equivalents, end of period ...................................    $  2,323,127     $  3,848,183     $  3,644,117
                                                                                ============     ============     ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: On December 7, 1998, the Company acquired 100% of the outstanding common stock of Continuum Engineering, Inc. As consideration for the acquisition, the Company issued an aggregate of 92,160 shares of its common stock and an additional 12,171 earn-out shares issued in 1999 (See Note 3).

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Cash and Cash Equivalents

         The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities that have original maturities of less than 90 days.

     b.  Fair Value of Financial Instruments

         The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to its short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company's line of credit approximates fair value.

      c.  Pervasiveness of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d.  Inventories

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead.

    e.  Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established for net deferred tax assets when it is uncertain that such tax assets will be realized.

     f.  Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization are provided over the asset's estimated useful life of three to ten years, using the straight-line method. Maintenance and repairs are expensed as incurred. Costs capitalized for self-constructed assets include direct material, labor and applicable overhead.

     g.  Goodwill and Other Assets

         Goodwill is amortized by systematic charges to income over the periods estimated to be benefited, generally five to ten years. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. During 1997, management determined that such an impairment had occurred relative to a portion of its custom semiconductor business. Accordingly, the Company wrote-off a portion of the goodwill associated with that business. Management believes that there has been no impairment of goodwill as reflected in the Company's consolidated financial statements as of December 31, 1999. Accumulated amortization of goodwill was $663,037 and $561,312 at December 31, 1999 and 1998, respectively. Patent costs are amortized over ten years, and other assets, including capitalized software, are amortized over not more than five years. Accumulated amortization of other assets was $781,968 and $568,317 at December 31, 1999 and 1998, respectively. SFAS No. 86 "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," specifies the accounting for the costs of internally developed or purchased computer software. The Company charges all costs incurred in creating a computer software product as research and development expense when incurred until technological feasibility has been established.

     h.  Long-Lived Assets

         The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Under SFAS No. 121, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value.

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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     j.  Earnings Per Share

         The Company presents earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (see Note 13).

     k.  Stock Options

         The Company has adopted the disclosure only requirement of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 12).

     l.  Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires than an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders' equity in the equity section of a balance sheet. For the years ended December 31, 1999 and 1998, the Company did not have any elements of comprehensive income, and therefore, there was no difference in the Company's net income or loss and comprehensive income or loss for those years.

     m.  Reclassifications

         Certain reclassifications have been made to the prior-year financial statements to conform with the 1999 presentation.

     n.  Recent Accounting Pronouncement

         In December 1999, the Securities and Exchange Commission ("SEC") issued Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB will become effective as of the quarter ending June 30, 2000. Management has not determined the impact of the SAB on the Company's consolidated financial statements.

3.  ACQUISITIONS

         On May 23, 1996, the Company acquired (the "Acquisition") approximately 94 percent of the outstanding common stock of California ASIC Technical Services, Inc. ("Cal ASIC") (subsequently renamed JMAR Semiconductor). In October 1997, the Company received approximately 716,000 freely tradable shares of Company common stock with a market value of approximately $2,839,000 from the former principal shareholders of Cal ASIC as settlement (the "Settlement") of certain claims under the terms of the original purchase agreement. These shares were retired by the Company. JMAR's ownership position in JMAR Semiconductor remained unchanged as a result of the Settlement. This non-recurring gain of approximately $2,839,000 has been offset in part by the writedown of certain assets primarily related to JMAR Semiconductor in the amount of $1,594,000 and costs incurred as a result of the reorganization of JMAR Semiconductor in the amount of $655,031, resulting in a net gain of $589,969. In May 1998, the Company acquired the remaining outstanding shares of JMAR Semiconductor.

          On December 7, 1998, the Company acquired 100 percent of the outstanding common stock of Continuum Engineering, Inc. ("CEI"). As consideration, the Company issued to the sole shareholder of CEI 92,160 shares of its Common Stock. The purchase price was negotiated at arm's length, and the acquisition was accounted for as a purchase effective December 1, 1998. In 1999, the Company issued 12,171 earn-out shares of Common Stock to the sole shareholder of CEI, accounted for as additional purchase price. Included in the Consolidated Balance Sheet at December 31, 1999 is goodwill of $136,290 related to this acquisition.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

  4.  INVENTORIES

         At December 31, 1999 and 1998, inventories consisted of the following:

                                                           1999          1998
                                                        ----------    ----------
Raw materials, components and sub-assemblies .......    $4,096,529    $3,127,225
Work-in-process ....................................     1,711,753     2,068,309
Finished goods .....................................       445,054       653,402
                                                        ----------    ----------
                                                        $6,253,336    $5,848,936
                                                        ==========    ==========

5.  ACCOUNTS RECEIVABLE

         At December 31, 1999 and 1998, accounts receivable consisted of the following:

                                                      1999             1998
                                                  ------------     ------------
Trade ........................................    $  3,198,806     $  2,762,563
Trade - unbilled .............................         692,218          245,013
U.S. Government - billed .....................       1,074,641        3,988,231
U.S. Government - unbilled ...................       2,184,963          814,524
                                                  ------------     ------------
                                                     7,150,628        7,810,331
Less - Reserve for doubtful accounts .........         (71,193)         (43,370)
                                                  ------------     ------------
                                                  $  7,079,435     $  7,766,961
                                                  ============     ============

         All unbilled receivables at December 31, 1999 and 1998, are expected to be billed and collected within one year. Payment to the Company, for performance on certain U.S. Government contracts, is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized.

6.  PROPERTY AND EQUIPMENT

         At December 31, 1999 and 1998, property and equipment consisted of the following:

                                                       1999             1998
                                                   ------------     ------------
Equipment and machinery .......................    $  5,310,573     $  5,003,891
Furniture and fixtures ........................         609,130          609,659
Leasehold improvements ........................         130,062          106,462
                                                   ------------     ------------
                                                      6,049,765        5,720,012
Less-Accumulated depreciation .................      (3,719,102)      (3,009,313)
                                                   ------------     ------------
                                                   $  2,330,663     $  2,710,699
                                                   ============     ============

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES

         The Company leases office facilities under operating leases. Minimum future rental payments as of December 31, 1999, are as follows:

                                                                Operating Leases
                                                                ----------------
2000............................................................   $  374,658
2001............................................................      433,968
2002............................................................      365,572
2003............................................................      140,630
2004............................................................      123,000
                                                                   ----------
                                                                   $1,437,828
                                                                   ==========

         Related rent expense was $491,159, $380,748 and $363,339 for the years ended December 31, 1999, 1998 and 1997, respectively.

       The Company is a party to a financial services agreement with Sands Brothers & Co. Inc., ("Sands") which provides for the provision of certain financial services by Sands. Although the Company does not believe its publicly traded Warrant exercise program was covered by this agreement, it offered Sands the right to act as Warrant solicitation agent. When Sands failed to perform as such more than one month after being asked, the Company retained another investment banking firm to do so. In February 2000, Sands asserted that it was entitled to up to 10% of the proceeds from the exercise of the Company's publicly traded Warrants, which is twice the fee provided for in the Company's original warrant solicitation agreement. In March 2000, the Company filed a Declaratory Relief Action in the U.S. District Court in San Diego which seeks a judicial interpretation that the financial services agreement with Sands does not apply to the Company's Warrant exercise program. The Company believes any claim to a fee by Sands is without merit and intends to vigorously contest any such claims.

        The Company has entered into employment agreements with several of its key employees.

8.  NOTES PAYABLE

        Notes payable as of December 31, 1999 and 1998, was as follows:

                                                                                            1999             1998
                                                                                          ----------      ----------
Working capital line of credit in the amount of $5,000,000 with Comerica Bank -
California. Advances bear interest at prime rate. The line is renewable at the
Bank's option yearly on June 1st and interest on the line is payable monthly.
Advances are secured by all assets of the Company. The bank agreements contain covenants, among other items, relating to income levels and financial ratios.
The balance was paid in full in
March 2000, however, the availability of the line is still in effect................      $4,990,000      $2,100,000

Note payable, due in monthly principal installments of $10,417 plus interest through October 2000, interest at prime plus 1.25%, secured by
all assets of the Company............................................................         84,362         218,741

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note payable, due in monthly principal installments of $10,417 plus interest at
prime plus .5% through May 2002, secured by all assets of the Company................     $  322,913      $  447,917

Note payable, due in monthly principal installments plus interest at prime
starting June, 2000 through May 2004, secured by certain assets of the Company........        350,000         187,462

Capital leases ......................................................................             --         131,115

Other notes payable..................................................................          1,128          84,102
                                                                                          ----------      ----------
                                                                                           5,748,403       3,169,337

Less: Current portion................................................................     (5,195,490)     (2,693,975)
                                                                                          ----------      ----------
                                                                                          $  552,913      $  475,362
                                                                                          ==========      ==========

         The weighted average interest rate on the loan with Comerica Bank-California was 7.38% and 8.6% for 1999 and 1998, respectively. The maximum amount outstanding was $4,990,000 and $3,000,000 and the average amount outstanding was $2,290,417 and $943,750 during 1999 and 1998, respectively.

         Interest paid for the years ended December 31, 1999, 1998 and 1997 was $219,518, $160,966 and $162,488, respectively.

         Future principal payments on long-term debt are as follows:

2000............................................................   $  120,000
2001............................................................      196,410
2002............................................................      166,284
2003............................................................       90,966
2004............................................................       99,253
                                                                     --------
Total                                                              $  672,913
                                                                     ========

9.   RELATED PARTY TRANSACTIONS

         During 1996, the Company renewed the employment contract with its Chief Executive Officer, Dr. John S. Martinez to provide for a yearly salary of not less than $175,000. In February 2000, the Board of Directors of the Company agreed to forgive an interest bearing loan in the amount of $88,344 made to Dr. Martinez in 1993.

10.  INCOME TAXES

         For the year ended December 31, 1997, the Company has recorded a tax benefit of $345,000, related to the estimated future utilization of net operating loss carryforwards. The provision for federal and state income taxes for the year ended December 31, 1998 is for alternative minimum taxes. The Company paid taxes of $32,204 in 1998.

        At December 31, 1999, the Company had Federal net operating loss carryforwards as follows:

EXPIRES
-------
2004............................................................   $ 1,184,000
2005............................................................     2,840,000
2006............................................................       961,000
2007............................................................     4,546,000
2008............................................................     6,932,000
2009............................................................     6,860,000
2010............................................................     2,265,000
2011............................................................       585,000
2014............................................................     1,566,000
                                                                   -----------
Total...........................................................   $27,739,000
                                                                   ===========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company has approximately $2,064,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below.

         Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company's initial public offering in May 1990. As a result of additional financings in 1992 and 1993, additional ownership changes have occurred which restrict the Company's ability to utilize its net operating loss carryforwards and any "built in losses." In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $813,000 apply to approximately $4,537,000 of Company and acquired company loss carryforwards. Approximately $23,202,000 of the net operating loss carryforwards are not subject to annual limitations.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

DEFERRED TAX ASSETS:

                                                            1999             1998
                                                         -----------     -----------
      Net operating loss carryforwards ..............    $ 9,431,000     $ 8,899,000
      Losses from equity and other investments ......        492,000         492,000
      Other .........................................        209,000          16,000
                                                         -----------     -----------
               Total gross deferred tax assets ......     10,132,000       9,407,000
               Less valuation reserve ...............     (9,612,000)     (8,887,000)
                                                         -----------     -----------
               Net deferred tax asset ...............    $   520,000     $   520,000
                                                         ===========     ===========

         The valuation reserve as of December 31, 1999 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods.

         The effective income tax rate for 1999, 1998 and 1997 varied from the statutory federal income tax rate as follows:

                                                      1999      1998      1997
                                                      ----      ----      ----
Statutory federal income tax rate ................     (34)%      34%       34%
State income tax .................................      (6)        6         6
Permanent differences ............................       1         2         1
Benefit recorded due to net operating loss
  carryforward position ..........................      39       (38)      (65)
                                                      ----      ----      ----
                                                        --         4%      (24)%
                                                      ====      ====      ====

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

        During the year ended December 31, 1999, the Company received net proceeds of approximately $18,450 from the exercise of warrants and options into approximately 38,464 shares of common stock. Subsequent to December 31, 1999, the Company received net proceeds of approximately $14.8 million from the exercise of warrants and options into approximately 3.8 million shares of common stock.

12.  STOCK-BASED COMPENSATION PLANS

        The Company has five stock option or warrant plans, the 1988 Stock Option Plan (the "1988 Plan"), the 1991 Stock Option Plan (the "1991 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), the Management Anti-Dilution Plan (the "Anti-Dilution Plan"), and an incentive plan which provides for the issuance of warrants to JPSI employees (the "JPSI Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 the Company's net (loss) income and (loss) earnings per share would have been the following pro forma amounts:

                                             1999             1998            1997
                                         -----------        --------       ----------
Net Income (Loss):    As Reported        $(2,248,994)       $756,841       $1,795,285
                      Pro Forma           (2,488,380)        403,764        1,492,559

Basic EPS:            As Reported               (.12)            .04              .11
                      Pro Forma                 (.14)            .02              .09

Diluted EPS:          As Reported               (.12)            .04              .10
                      Pro Forma                 (.14)            .02              .08

        Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

        The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 120,000 shares under the 1988 Plan, 1,480,000 shares under the 1991 Plan, 900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, and 450,000 shares under the JPSI Plan. As of December 31, 1999, the Company has granted options for 99,168 shares under the 1988 Plan, 1,479,480 options under the 1991 Plan, 20,000 options under the 1999 Plan, 424,246 warrants under the Anti-Dilution Plan, and 387,500 warrants under the JPSI Plan. In addition, 50,000 non-qualified options have been granted to an employee outside of the above plans. Under all Plans the option or warrant exercise price is equal to or more than the stock's market price on date of grant.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         A summary of the status of the total number of stock options or warrants pursuant to all five of the above "plans" as of December 31, 1997, 1998 and 1999 and changes during the years then ended is presented in the table and narrative below:

                                           1999                         1998                    1997
                                  -----------------------     -----------------------   ----------------------
                                                 Wtd Avg                     Wtd Avg                  Wtd Avg
                                   Shares        Ex Price      Shares        Ex Price     Shares      Ex Price
                                  ---------      --------     ---------      --------   ---------     --------
Outstanding at beg. of year       1,920,605        $2.66      1,589,752       $2.54     1,319,369       $2.69
Granted                             383,797         1.70        521,067        2.78       587,500        2.67
Exercised                            (9,500)        0.82        (95,214)       0.90       (70,764)       2.27
Forfeited                          (192,551)        2.67        (95,000)       3.18      (246,353)       3.69
                                  ---------                   ---------                 ---------
Outstanding at end of year        2,102,351         2.70      1,920,605        2.66     1,589,752        2.54
                                  ---------                   ---------                 ---------
Exercisable at end of year          729,479                     533,294                   375,071
Weighted average fair value
   of options or warrants
   granted                             1.70                        2.78                      2.51

        101,556 of the 2,102,351 options and warrants outstanding at December 31, 1999 have exercise prices between $.53 and $1.09 with a weighted average exercise price of $.93 and a weighted average remaining contractual life of 5.8 years. All of these options and warrants are exercisable. 969,259 of the options and warrants outstanding at December 31, 1999 have exercise prices between $1.55 and $2.94 with a weighted average exercise price of $2.38 and a weighted average remaining contractual life of 8.2 years. 412,802 of these options and warrants are exercisable. 886,536 of the options and warrants at December 31, 1999 have an exercise price of $3.00 with a weighted average exercise price of $3.00 and a weighted average remaining contractual life of 3.8 years. 184,790 of these options and warrants are exercisable. 145,000 of the options and warrants outstanding at December 31, 1999 have exercise prices between $3.13 and $4.56 with a weighted average exercise price of $4.19 and a weighted average remaining contractual life of 8.1 years. 30,331 of these options and warrants are exercisable.

        The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999: risk-free interest rate of approximately 6 percent; expected dividend yields of 0 percent, expected lives of 6 years, and expected volatility of 75 percent.

13.  EARNINGS PER SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Diluted (loss) earnings per common share for the years ended December 31, 1999, 1998 and 1997, was computed by dividing net (loss) income by the sum of the weighted average number of shares of common stock (18,045,914, 18,046,860 and 17,065,860 for 1999, 1998 and 1997, respectively) plus dilutive employee stock options and warrants (130,260 and 314,276 for 1998 and 1997, respectively) and other dilutive warrants and options (935,514 and 1,220,983 for 1998 and 1997, respectively).

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  SEGMENT INFORMATION

         In 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which required the Company to report operating information by segment. In the Company's Form 10-K for the year ended December 31, 1998, three segments were reported. These three segments were the Precision Systems Segment, the Contract Research and Development Segment and the Semiconductor Products and Processes Segment.

         During 1999, the Company combined the Precision Systems and Contract Research and Development Segments to form the Microelectronics Equipment Segment. The Company's two Segments offer varying products and services that are affected by different economic conditions. Further, the Segments reflect the manner in which the Company now views the operating segments.

         Microelectronics Equipment Segment: This segment includes the manufacture, marketing and sale of the Company's measurement and inspection systems, positioning and motion control systems and biotech processing systems. This segment also includes the development of the Company's microtechnology emerging products, including: next generation X-ray lithography sources and other non-lithography X-ray systems for inspecting tomorrow's high-performance semiconductors; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

         Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this "fabless" supplier of semiconductors focuses on the development and delivery of high-performance custom microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

         The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

         Segment information for the years 1999, 1998 and 1997 was as follows:

                                                  Semiconductor
                              Microelectronics      Products &
                                  Equipment         Processes        Corporate           Total
                              ----------------    -------------      ----------      ------------
1999:
   Revenues                     $ 16,464,982       $ 8,302,758       $       --      $ 24,767,740
   Operating income (loss)        (2,459,721)          314,617               --        (2,145,104)
   Total assets                   14,782,832         3,592,933        2,298,003        20,673,768
   Capital expenditures              531,872           646,429            8,360         1,186,661
   Depreciation and
      amortization                   744,622           271,630           18,423         1,034,675

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1998:
   Revenues                     $ 21,608,708       $ 2,952,126       $       --      $ 24,560,834
   Operating income                  771,343           136,966               --           908,309
   Intersegment cost
      reimbursement                  688,144                --               --           688,144
   Total assets                   13,592,972         4,895,127        4,386,734        22,874,833
   Capital expenditures              664,229           113,492           25,777           803,498
   Depreciation and
      amortization                   631,617           124,258           56,849           812,724
1997:
   Revenues                       21,183,834           277,793               --        21,461,627
   Operating income
      (loss)                       1,588,855           (61,913)              --         1,526,942
   Total assets                   11,411,434         1,924,309        3,933,135        17,268,878
   Capital expenditures              516,557           234,681           12,459           763,697
   Depreciation and
      amortization                   447,485           189,184           63,975           700,644

         In the table above, Corporate includes income and expenses not allocated to reportable segments. Corporate assets are principally cash, deferred income taxes and other assets.

         Within the Microelectronics Equipment segment, the Measurement and Inspection Systems product line accounted for 19 percent and 44 percent of the Company's revenues in 1999 and 1998, respectively. In addition, the Lithography Systems for Bio-Medical Applications product line accounted for 13 percent and 3 percent of the Company's revenues in 1999 and 1998, respectively. Within the Semiconductor Products and Processes segment, the Technology Services product line accounted for 33 percent and 8 percent of the Company's revenues in 1999 and 1998, respectively.

SIGNIFICANT CUSTOMERS

         Sales to the United States Government aggregated $14,284,957, $8,220,197 and $2,062,131 in 1999, 1998 and 1997, respectively. Within the
Microelectronics Equipment segment, sales to one customer totaled $2,555,500, $7,279,778 and $8,285,304 in 1999, 1998 and 1997, respectively. In addition, in
1999, sales to another customer totaled $3,324,580. In January 2000, the Company received a $1.8 million order from this customer. However, the Company understands that the customer is considering its future needs for JMAR's current alignment systems, as well as the need to transition to alternative technologies for the manufacture of biochips. As a result, there can be no assurance that the Company will receive any further significant orders for its biochip alignment systems from this customer.

EXPORT SALES

         The following table presents revenues by country based on where the product was shipped to or where the services were provided.

                                          1999           1998           1997
                                       -----------    -----------    -----------
United States                          $21,954,053    $16,605,291    $12,523,252
Mexico                                     770,623      4,723,499      3,619,195
Malaysia                                   843,399      1,801,438      1,830,602
Costa Rica                                  11,809        522,015        263,059
Hong Kong                                       --             --      1,548,198
Others                                   1,187,856        908,591      1,677,321
                                       -----------    -----------    -----------
   Total                               $24,767,740    $24,560,834    $21,461,627
                                       ===========    ===========    ===========

         All assets of the Company are located in the United States.



15. Subsequent Events (Unaudited)

         Subsequent to December 31, 1999, the Company received net proceeds of approximately $14.8 million from the exercise of approximately 3.8 million outstanding options and warrants, including its publicly traded warrants. Of these funds, $4,990,000 were used to pay down the Company's working capital line of credit (the "Line").

         The following unaudited performa condensed consolidated balance sheets give effect to the exercise of the warrants and options and receipt of the proceeds and payoff of the Line as if they had occurred on December 31, 1999.


                                        in (000's)
                                        ----------
                                        Historical               Pro Forma
                                        ----------              -----------

                                ASSETS
                                ------
Cash and cash equivalents ...........      $2,323                  $12,133
Other current assets.................      14,267                   14,267
Other assets.........................       4,084                    4,084
                                        ----------              -----------
TOTAL ASSETS.........................     $20,674                  $30,484
                                        ==========              ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Line of credit.......................      $4,990                  $     -
Other current liabilities............      $4,131                    4,131
Long-term liabilities................         643                      643
Stockholders' equity.................      10,909                   25,710
                                        ----------              -----------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY ................     $20,674                  $30,484
                                        ==========              ===========

16. Quarterly Financial Information (Unaudited)

         The following is a summary of unaudited quarterly results for the years ended December 31, 1999 and 1998.

(in thousands, except per share data)


    Year Ended                                                       Net (Loss)
December 31, 1999      Revenues     Gross Profit     Net (Loss)      per Share
-----------------      --------     ------------     ----------      ---------
December 31             $6,625,794   $1,810,461 (1)  $(952,739) (2)    $(0.05)
September 30             4,677,464    1,610,233       (438,897)         (0.02)
June 30                  6,769,017    1,968,411       (263,953)         (0.01)
March 31                 6,695,465    1,662,889       (593,405)         (0.03)

    Year Ended                                                       Net Income
December 31, 1998      Revenues     Gross Profit     Net Income      per Share
-----------------      --------     ------------     ----------      ---------
December 31             $8,397,860   $2,927,247      $ 137,700         $ 0.01
September 30             5,799,458    2,352,661        301,937           0.02
June 30                  6,063,437    2,245,167        299,121           0.02
March 31                 4,300,079    1,662,816         18,083           0.00

(1)  After inventory reserve of $389,000.
(2) After inventory reserve of $389,000, employee termination accrual of $175,000 and asset writedown of $88,344.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JMAR TECHNOLOGIES, INC.

Date: March 29, 2000                By:  /s/ John S. Martinez
                                         ---------------------------------------
                                             John S. Martinez
                                             Chairman of the Board and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                      TITLE                            DATE
           ---------                                      -----                            ----
/s/ John S. Martinez                       Chairman of the Board,                      March 29, 2000
----------------------------------         Chief Executive Officer and Director
John S. Martinez


/s/ Dennis E. Valentine                    Chief Financial Officer and                 March 29, 2000
----------------------------------         Chief Accounting Officer
Dennis E. Valentine


/s/ James H. Banister, Jr.                 Director                                    March 26, 2000
----------------------------------
James H. Banister, Jr.

/s/ C. Neil Beer                           Director                                    March 22, 2000
----------------------------------
C. Neil Beer

/s/ Vernon H. Blackman                     Director                                    March 23, 2000
----------------------------------
Vernon H. Blackman


/s/ Barry Ressler                          Director                                    March 23, 2000
----------------------------------
Barry Ressler

                                                                     SCHEDULE II


                             JMAR TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                       Additions
                                                 -----------------------------------------------------
                                                 Balance at    Charged to
                                                 Beginning     Costs and                                   Balance at
Description                                       of Year       Expenses       Other        Deductions     End of Year
-----------                                      ----------    ----------     --------      ----------     -----------
For the year ended December 31, 1999:
  Warranty reserve .........................      $     --      $     --      $     --       $     --       $     --
  Reserve for inventory obsolescence .......       181,157       389,000            --             --        570,157
  Allowance for doubtful accounts ..........        43,370        27,823            --             --         71,193
                                                  --------      --------      --------       --------       --------
For the year ended December 31, 1998:
  Warranty reserve .........................      $ 27,071      $     --      $     --       $(27,071)      $     --
  Reserve for inventory obsolescence .......       181,157            --            --             --        181,157
  Allowance for doubtful accounts ..........        35,547        27,823            --        (20,000)        43,370
                                                  --------      --------      --------       --------       --------
For the year ended December 31, 1997:
  Warranty reserve .........................      $ 14,800      $ 27,000      $(14,729)      $     --       $ 27,071
  Reserve for inventory obsolescence .......       118,976        55,000         7,181             --        181,157
  Allowance for doubtful accounts ..........        17,230        20,000        (1,683)            --         35,547
                                                  --------      --------      --------       --------       --------