Form 10-Q
period 2000-03-31
JMAR TECHNOLOGIES INC
filed 2000-05-15
CIK 857953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004



                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000
                         Commission File Number 1-10515


                             JMAR TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                   68-0131180
    -------------------------------                    ----------------
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2000).


                 Common Stock, $.01 par value: 22,133,409 shares


================================================================================

                                      INDEX



                                                                            PAGE #
                                                                            ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 1999 and
         March 31, 2000                                                        2

         Consolidated Statements of Operations - Three months ended
         March 31, 2000 and 1999
                                                                               3

         Consolidated Statements of Cash Flows - Three months ended
         March 31, 2000 and 1999                                               4

         Notes to Consolidated Financial Statements                            5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

PART II. OTHER INFORMATION

Item 1.  N/A

Item 2.  Changes in Securities                                                11

Item 3.  N/A

Item 4.  N/A

Item 5.  N/A

Item 6.  Reports on Form 8-K                                                  11

                         PART I - FINANCIAL INFORMATION

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999



                                     ASSETS                         March 31, 2000   December 31, 1999
                                                                    --------------   -----------------
                                                                     (Unaudited)
Current Assets:
    Cash and cash equivalents .....................................  $ 13,026,031       $  2,323,127
    Accounts receivable, net ......................................     5,091,640          7,079,435
    Notes and other receivable ....................................        35,218             32,551
    Inventories ...................................................     6,616,981          6,253,336
    Prepaid expenses and other ....................................     1,151,851            901,688
                                                                     ------------       ------------
        Total current assets ......................................    25,921,721         16,590,137
Property and equipment, net .......................................     2,265,026          2,330,663
Other assets, net .................................................     1,788,246          1,355,041
Goodwill, net .....................................................       377,971            397,927
                                                                     ------------       ------------
        TOTAL ASSETS ..............................................  $ 30,352,964       $ 20,673,768
                                                                     ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ..............................................  $  1,158,715       $  2,456,928
    Accrued liabilities ...........................................     1,230,208            593,283
    Accrued payroll and related costs .............................     1,149,656            875,693
    Line of credit ................................................            --          4,990,000
    Notes payable and capital lease obligations ...................       189,036            205,490
                                                                     ------------       ------------
        Total current liabilities .................................     3,727,615          9,121,394
                                                                     ------------       ------------
Notes payable, capital leases and other long-term
        liabilities, net of current portion .......................       691,504            642,913
                                                                     ------------       ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued and outstanding
          as of March 31, 2000 and December 31, 1999 ..............            --                 --
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 21,971,297 as of March 31, 2000 and
          18,074,836 shares as of December 31, 1999................       219,713            180,748
    Additional-paid in capital ....................................    52,065,253         36,499,238
    Accumulated deficit ...........................................   (26,351,121)       (25,770,525)
                                                                     ------------       ------------
        Total stockholders'  equity ...............................    25,933,845         10,909,461
                                                                     ------------       ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................  $ 30,352,964       $ 20,673,768
                                                                     ============       ============

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                       Three Months Ended
                                                -------------------------------
                                                  March 31,          March 31,
                                                    2000               1999
                                                ------------       ------------
Sales ..................................        $  4,799,045       $  6,695,465
Costs of sales .........................           3,152,618          5,032,576
                                                ------------       ------------
    Gross profit .......................           1,646,427          1,662,889
                                                ------------       ------------
Operating expenses:
  Selling, general and
    administrative .....................           1,628,824          1,823,276
  Research, development and
    engineering ........................             538,928            407,961
                                                ------------       ------------
  Total operating expenses .............           2,167,752          2,231,237
                                                ------------       ------------
Loss from operations ...................            (521,325)          (568,348)
Interest and other income
(expense), net..........................              25,169             15,594
Interest expense .......................             (84,440)           (40,651)
                                                ------------       ------------
Net loss ...............................        $   (580,596)      $   (593,405)
                                                ============       ============
Basic and diluted net loss per share ...        $       (.03)      $       (.03)
                                                ============       ============
Basic and diluted shares used in
 computation of net loss per share .....          19,528,151         18,055,191
                                                ============       ============

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                                    Three Months Ended
                                                                              ---------------------------------
                                                                               March 31,             March 31,
                                                                                 2000                  1999
                                                                              ------------         ------------
Cash flows from operating activities:

    Net loss .........................................................        $   (580,596)        $   (593,405)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
    Depreciation and amortization ....................................             229,317              229,595
    Services received in exchange for common stock ...................               1,200                   --
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable, net .......................................           1,987,795            2,860,743
      Inventories ....................................................            (363,645)             337,656
      Prepaid expenses and other .....................................             (92,680)             (78,512)
      Other assets ...................................................             (51,938)             (60,486)
      Decrease in:
      Accounts payable and accrued liabilities .......................            (387,326)          (1,949,996)
                                                                              ------------         ------------
        Net cash provided by operating activities ....................             742,127              745,595
                                                                              ------------         ------------
Cash flows from investing activities:
    Capital expenditures .............................................             (62,423)             (50,658)
        Other assets .................................................            (610,264)                  --
    Payments received on notes and other receivables .................               4,152                4,001
    Increase in notes receivable .....................................                  --               (1,237)
    Patent costs .....................................................              (9,635)             (22,207)
                                                                              ------------         ------------
        Net cash used in investing activities ........................            (678,170)             (70,101)
                                                                              ------------         ------------
Cash flows from financing activities:
    Net payments under short-term debt agreements ....................          (4,990,000)            (600,000)
    Net borrowings (payments) of notes payable, capital leases
                and other long-term liabilities ......................              32,137             (116,923)
    Repurchases of stock .............................................                  --             (110,776)
    Net proceeds from the  exercise of options and warrants ..........          15,596,810                   --
                                                                              ------------         ------------
        Net cash provided by (used in) financing activities...........          10,638,947             (827,699)
                                                                              ------------         ------------
Net increase (decrease) in cash and cash equivalents .................          10,702,904             (152,205)
Cash and cash equivalents, beginning of period .......................           2,323,127            3,848,183
                                                                              ------------         ------------
Cash and cash equivalents, end of period .............................        $ 13,026,031         $  3,695,978
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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1999. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2000 and December 31, 1999, inventories consisted of the following:


                                                             March 31, 2000  December 31, 1999
                                                             --------------  -----------------
Raw materials, components and sub-assemblies ..........        $3,800,876        $4,096,529

Work-in-process .......................................         2,277,541         1,711,753

Finished goods ........................................           538,564           445,054
                                                               ----------        ----------
                                                               $6,616,981        $6,253,336
                                                               ==========        ==========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(3) PROPERTY AND EQUIPMENT

        At March 31, 2000 and December 31, 1999, property and equipment consisted of the following:


                                               March 31, 2000    December 31, 1999
                                               --------------    -----------------
Equipment and machinery ................        $ 5,426,927         $ 5,310,573

Furniture and fixtures .................            555,200             609,130

Leasehold improvements .................            130,062             130,062
                                                -----------         -----------

                                                  6,112,189           6,049,765

Less-accumulated depreciation ..........         (3,847,163)         (3,719,102)
                                                -----------         -----------

                                                $ 2,265,026         $ 2,330,663
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

        Microelectronics Equipment Segment: This segment includes the manufacture, marketing and sale of the Company's measurement and inspection systems, positioning and motion control systems and biotech processing systems. This segment also includes the development of the Company's micro-technology emerging products, including: next-generation X-ray lithography sources and other non-lithography X-ray systems for inspecting and processing tomorrow's high-performance microelectronics products; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

        Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this segment is a "fabless" supplier of semiconductors which focuses on the development and delivery of high-performance custom microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


        Segment information for the three months ended March 31, 2000 and 1999 was as follows:


                                                     SEMICONDUCTOR
                                MICROELECTRONICS      PRODUCTS AND
                                  EQUIPMENT            PROCESSES            CORPORATE             TOTAL
                                 ------------         ------------         ------------        ------------
2000:
  Revenues                       $  3,674,703         $  1,124,342         $         --        $  4,799,045
  Operating loss                     (491,177)             (30,148)                  --            (521,325)
  Total assets                     14,756,901            3,708,043           11,888,020          30,352,964

1999:
  Revenues                       $  3,676,730         $  3,018,735         $         --        $  6,695,465
  Operating income (loss)            (710,727)             142,379                   --            (568,348)
   Total assets                    11,996,597            4,143,510            3,363,626          19,503,733


In the table above, Corporate assets are principally cash, including the proceeds from the exercise of the Company's publicly traded warrants, deferred income taxes and other assets.

        (5) WARRANT AND OPTION EXERCISES

        During the quarter ended March 31, 2000, the Company received net proceeds of approximately $15.6 million from the exercise of approximately 3.9 million outstanding options and warrants, including its publicly traded warrants. Of these funds, $4,990,000 were used to pay down the Company's working capital line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

        RESULTS OF CONSOLIDATED OPERATIONS

        Revenues for the March 31, 2000 quarter were $4,799,045 compared with $6,695,465 for the three months ended March 31, 1999. Notwithstanding this decline in revenues, the Company's net loss declined slightly from a net loss of $593,405 for the three months ended March 31, 1999 to a net loss of $580,596 for the three months ended March 31, 2000.

       The decline in revenues for the first quarter of 2000 was chiefly attributable to large one-time subcontracts let by the Semiconductor Products and Processes Segment in the 1999 quarter to outside vendors for technology licenses and facility construction related to a semiconductor fabrication facility that the Company developed and installed for the Defense Microelectronics Activity as well as the reassignment of a substantial portion of the Company's semiconductor engineering staff from government contract chip development work to commercial product activities consistent with the Company's plans to accelerate its entry into the commercial telecomm semiconductor product market. Revenues for the first quarter of 2000 were also impacted by a delay in funding related to the Company's X-ray lithography contract with the U.S. Government in the Microelectronics Equipment Segment.

        Gross margins for the three months ended March 31, 2000 and 1999 were 34.3% and 24.8%, respectively. The higher gross margins for 2000 are primarily due to an increase in sales of the Company's higher margin precision instrument products in the Microelectronics Equipment Segment as well as higher margins in the Semiconductor Products and Processes Segment. The Company continues to experience competitive pressures on certain products, which may impact gross margins in the future. The Company's Semiconductor Products and Processes Segment conducted by JSI is in the process of evolving from a lower profit margin contract development business to a commercial business focused on the telecommunications products markets. JMAR believes that, as this evolution progresses, a greater proportion of JMAR's sales will be generated by higher profit margin commercial semiconductor products. Therefore, to the extent that the Company's commercial semiconductor products begin to generate a higher percentage of the Company's revenues, the Company's gross margins should improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve gross profit margins.

        The Company's operating results in 2000 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. These investments include increased payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs. As discussed below, the Company-funded product development expenditures that were expensed totaled $538,928 for the three months ended March 31, 2000 compared to $407,961 for the three months ended March 31, 1999.

        Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2000 and 1999 were $1,628,824 and $1,823,276, respectively. The decrease in SG&A expenses in 2000 is primarily due to staff and cost reductions in the Microelectronics Equipment Segment.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales", totaled $624,653 and $1,437,986 for the three months ended March 31, 2000 and 1999, respectively. The decrease in Customer-Funded RD&E expenditures for 2000 is related to a decrease of $602,837 due to a delay in the X-ray lithography program funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR's X-ray lithography source technology for the commercial semiconductor market and a decrease of $210,496 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. The Company believes this latter technology has applicability in both the government and commercial marketplaces. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $538,928 and $407,961 for the three months ended March 31, 2000 and 1999, respectively. Hence, total RD&E expenditures for the three month periods were $1,163,581 and $1,845,947 for 2000 and 1999, respectively. In addition to these RD&E expenditures, capitalized product costs related to the semiconductor chips for commercial telecommunications applications and capitalized software were $454,354 and $30,753 for the three months ended March 31, 2000 and 1999, respectively. Including capitalized product and software costs, RD&E expenditures as a percentage of sales were 33.7% and 28.0% for the three months ended March 31, 2000 and 1999, respectively. RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits and for a new family of telecommunications semiconductor products, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test and measurement inspection systems for the semiconductor, biomedical and disk drive industries.

        Interest expense is higher for the first quarter of 2000 versus the first quarter of 1999 due to increased average borrowings under the Company's working capital line (the "Line") with Comerica Bank. However, in late March 2000, the Company paid down the Line in its entirety. Therefore, the Company expects its interest expense to be reduced, accordingly. The full availability of the Line continues in effect and can be drawn down if needed in the future.

        RESULTS OF SEGMENT OPERATIONS

        Microelectronics Equipment Segment

        Revenue for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 for the Microelectronics Equipment Segment decreased slightly from $3,676,730 to $3,674,703. However, due to improved margins, the operating loss of the Microelectronics Equipment Segment for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 decreased from a loss of $710,727 to a loss of $491,177.

        Semiconductor Products and Processes Segment

        Revenue for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 for the Semiconductor Products and Processes Segment decreased $1,894,393 from $3,018,735 to $1,124,342, or 62.8%. This decrease is related to both the large one-time subcontracts let in the 1999 quarter to outside vendors for technology licenses and facility construction related to a semiconductor fabrication facility that the Company developed and installed for the Defense Microelectronics Activity as well as the reassignment of a substantial portion of the Company's semiconductor engineering staff from government contract chip development work to commercial product activities consistent with the Company's plans to accelerate its entry into the commercial telecomm semiconductor product market. Because of the decrease in revenues, as well as the build-up of the sales and marketing infrastructure related to the planned introduction of the Company's new commercial semiconductor chips, operating income for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 decreased $172,527 from income of $142,379 to a loss of $(30,148).

        CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at March 31, 2000 and December 31, 1999 were $13,026,031 and $2,323,127, respectively. The increase in cash and cash equivalents for the three months ended March 31, 2000 was $10,702,904. That increase resulted primarily from the exercise of warrants and options, including the Company's publicly traded warrants, of $15,596,810 and cash provided by operations of $742,127 offset in part by the payoff of the Company's working capital bank line of $4,990,000 and an increase in other assets of $610,264.

        JMAR's operations will continue to require the use of working capital. The working capital of the Company has generally been funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third-party contracts. In December 1999, the Line was amended to consist of a $5 million primarily formula-based line of credit. Of that amount, $750,000 is unrestricted with advances on the balance based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million), 50 percent of unbilled revenue on a long-term contract and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line.

        Subsequent to December 31, 1999, the Company received net proceeds of approximately $16 million from the exercise of outstanding options and warrants, including its publicly traded warrants. Of these funds, $4,990,000 were used to pay down the Line in its entirety (however, the availability of the Line is still in effect). In addition, these funds will be used to accelerate the Company's development of high-value semiconductors for the rapidly growing Internet and Telecom markets and to accelerate the development and commercialization of its other high value proprietary products, as needed. Management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

        At December 31, 1999, the Company had in excess of $27 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2014. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development and the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1999, in the Company's Form 8-K filed on February 15, 2000 and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        At March 31, 2000, Company has no material investments in marketable securities or other debt instruments which subject it to material market risk.

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August, 1997, the Company issued a total of 212 shares of Common Stock to its outside directors as compensation for services as directors in February 2000. These transactions were exempt under
        Section 4(2) of the Securities Act of 1933.

        (ii) In May 2000, the Company issued 5,062 shares of Common Stock to Steven Sarfati as required in the acquisition agreement as additional purchase price for Continuum Engineering, Inc., in a transaction exempt under Section 4(2) of the Securities Act of 1933.

        (iii) In February 2000, the Company issued to 16 employees warrants exercisable into 120,000 shares of Common Stock at exercise prices ranging from $3.00 to $17.63 per share. The warrants were issued pursuant to the Management Incentive Plan dated August 15, 1996 for JMAR Precision Systems, Inc. (the "Incentive Warrants"). The Incentive Warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The Incentive Warrants expire March 25, 2005.

        (iv) In connection with the hiring of John Crawford as the Vice President of Operations of JMAR Precision Systems, Inc. on February 14, 2000, the Company issued 530 shares of Common Stock of the Company. The shares were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933.

        (v) Pursuant to its Warrant Solicitation Agreement, dated February 9, 2000, with Auerbach, Pollak & Richardson, Inc. ("Auerbach"), on March 31, 2000 the Company issued a Warrant Certificate to Auerbach to purchase 189,347 shares of the Company's Common Stock. The Warrants have an exercise price of $5.50 per share and are not exercisable until the occurrence of one of the following events after September 15, 2000: (x) the closing price (regular session) of the Company's Common Stock as reported on NASDAQ has exceeded $9.50 for any ten trading days in any twenty trading day period or (y) the average of the closing price (regular session) of the Company's Common Stock as reported on NASDAQ for any ten consecutive trading day period exceeds $9.50. The Warrants have a term of three years and a provision allowing for a cashless exercise. The Company has agreed to file a registration statement to include the shares issuable under the Solicitor's Warrant no later than September 15, 2000. The Warrants were issuable in a transaction exempt under Section 4(2) of the Securities Act of 1933.

Item 6. Reports on Form 8-K

        (b) Reports on Form 8-K

        The Company filed a Report on Form 8-K on February 15, 2000, containing the press release which announced that it has exercised its right to call for redemption of its outstanding Redeemable Common Stock Purchase Warrants.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            JMAR TECHNOLOGIES, INC.


May 10, 2000                   By:          /s/ John S. Martinez
                                            ------------------------------------
                                            John S. Martinez,
                                            Chief Executive Officer
                                            and Authorized Officer

                               By:          /s/ Dennis E. Valentine
                                            ------------------------------------
                                            Dennis E. Valentine, Chief
                                            Accounting Officer