Form 10-Q
period 2000-06-30
JMAR TECHNOLOGIES INC
filed 2000-08-09
CIK 857953

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                          -----------------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000
                         Commission File Number 1-10515


                             JMAR TECHNOLOGIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                  68-0131180
     -------------------------------                 ----------------------
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

                               Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 2, 2000).


                 Common Stock, $.01 par value: 22,181,201 shares

================================================================================

                                      INDEX


                                                                         PAGE #
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - December 31, 1999 and
          June 30, 2000                                                     2

          Consolidated Statements of Operations - Three months ended
          June 30, 2000 and 1999 and six months ended June 30, 2000
          and 1999                                                          3

          Consolidated Statements of Cash Flows - Six months ended
          June 30, 2000 and 1999                                            4

          Notes to Consolidated Financial Statements                        5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        11

PART II.  OTHER INFORMATION

Item 1.   N/A

Item 2.   Changes in Securities                                             12

Item 3.   N/A

Item 4.   N/A

Item 5.   N/A

Item 6.   Exhibits and Reports on Form 8-K                                  12

                                PART I - FINANCIAL INFORMATION

                                   JMAR TECHNOLOGIES, INC.
                                 CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                            ASSETS                                     June 30, 2000    December 31, 1999
                                                                       -------------    -----------------
                                                                        (Unaudited)
Current Assets:
    Cash and cash equivalents ....................................      $  8,944,069       $  2,323,127
    Accounts receivable, net .....................................         7,094,007          7,079,435
    Notes and other receivables ..................................            26,242             32,551
    Inventories ..................................................         6,195,763          6,253,336
    Prepaid expenses and other ...................................         1,237,148            901,688
                                                                        ------------       ------------
        Total current assets .....................................        23,497,229         16,590,137
Property and equipment, net ......................................         2,946,584          2,330,663
Other assets, net ................................................         2,213,203          1,344,942
Notes receivable .................................................           703,072             10,099
Goodwill, net ....................................................           352,147            397,927
                                                                        ------------       ------------

        TOTAL ASSETS .............................................      $ 29,712,235       $ 20,673,768
                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable .............................................      $  1,325,860       $  2,456,928
    Accrued liabilities ..........................................           388,498            593,283
    Accrued payroll and related costs ............................         1,054,368            875,693
    Line of credit ...............................................                 -          4,990,000
    Notes payable and capital lease obligations ..................           171,823            205,490
                                                                        ------------       ------------
               Total current liabilities .........................         2,940,549          9,121,394
                                                                        ------------       ------------
Notes payable, capital leases and other long-term
    liabilities, net of current portion ..........................           627,603            642,913
                                                                        ------------       ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued and outstanding
          as of June 30, 2000 and December 31, 1999 ..............                 -                  -
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 22,143,701 as of June 30, 2000
      and 18,074,836 shares as of December 31, 1999 ..............           221,437            180,748
    Additional-paid in capital ...................................        52,471,797         36,499,238
        Accumulated deficit ......................................       (26,549,151)       (25,770,525)
                                                                        ------------       ------------
        Total stockholders' equity ...............................        26,144,083         10,909,461
                                                                        ------------       ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............      $ 29,712,235       $ 20,673,768
                                                                        ============       ============

                                   JMAR TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                           SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                          (UNAUDITED)




                                                    Three Months Ended                   Six Months Ended
                                                    ------------------                   ----------------
                                             June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                                              ------------       ------------       ------------       ------------
Sales ..................................      $  5,167,577       $  6,769,017       $  9,966,622       $ 13,464,482
Costs of sales .........................         3,377,090          4,800,606          6,529,708          9,833,182
                                              ------------       ------------       ------------       ------------
    Gross profit .......................         1,790,487          1,968,411          3,436,914          3,631,300
                                              ------------       ------------       ------------       ------------
Operating expenses:
  Selling, general and
    administrative .....................         1,569,068          1,849,636          3,197,892          3,672,912
  Research, development and
    engineering ........................           509,552            373,531          1,048,480            781,492
                                              ------------       ------------       ------------       ------------
  Total operating expenses .............         2,078,620          2,223,167          4,246,372          4,454,404
                                              ------------       ------------       ------------       ------------
Loss from operations ...................          (288,133)          (254,756)          (809,458)          (823,104)
Interest and other income
(expense), net .........................           105,560             58,254            130,729             73,848
Interest expense .......................           (15,457)           (67,451)           (99,897)          (108,102)
                                              ------------       ------------       ------------       ------------
Net loss ...............................      $   (198,030)      $   (263,953)      $   (778,626)      $   (857,358)
                                              ============       ============       ============       ============
Basic and diluted net loss per share ...      $       (.01)      $       (.01)      $       (.04)      $       (.05)
                                              ============       ============       ============       ============
Basic and diluted shares used in
computation of net loss per
share ..................................        22,117,686         18,033,781         20,802,005         18,045,180
                                              ============       ============       ============       ============

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                             Six Months Ended
                                                                             ----------------
                                                                        June 30,            June 30,
                                                                          2000                1999
                                                                       ------------       ------------
Cash flows from operating activities:
    Net loss ....................................................      $   (778,626)      $   (857,358)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization ...............................           477,712            439,367
    Services received in exchange for common stock ..............             2,403              4,120
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable, net ..................................           (14,572)           647,617
      Inventories ...............................................            57,573            218,160
      Prepaid expenses and other ................................          (174,658)           (37,392)
      Other assets ..............................................           (51,835)          (104,179)
      Decrease in:
      Accounts payable and accrued liabilities ..................        (1,157,178)        (1,932,072)
                                                                       ------------       ------------
        Net cash used in operating activities ...................        (1,639,181)        (1,621,737)
                                                                       ------------       ------------
Cash flows from investing activities:
    Proceeds from sale of fixed assets ..........................                 -            338,986
    Capital expenditures ........................................          (889,003)          (208,993)
    Other assets ................................................        (1,100,415)                 -
    Payments received on notes and other receivables ............             8,706                  -
    Increase in notes receivable ................................          (692,973)            (4,593)
    Patent costs ................................................           (32,190)           (78,568)
                                                                       ------------       ------------
        Net cash provided by (used in) investing activities .....        (2,705,875)            46,832
                                                                       ------------       ------------
Cash flows from financing activities:
    Net borrowings (payments) under short-term debt agreements ..        (4,990,000)         1,970,000
    Net payments of notes payable, capital leases
                and other long-term liabilities .................           (48,977)          (533,471)
    Repurchases of stock ........................................                 -           (130,824)
    Net proceeds from the exercise of options and warrants ......        16,004,975              7,749
                                                                       ------------       ------------
        Net cash provided by financing activities ...............        10,965,998          1,313,454
                                                                       ------------       ------------
Net increase (decrease) in cash and cash equivalents ............         6,620,942           (261,451)
Cash and cash equivalents, beginning of period ..................         2,323,127          3,848,183
                                                                       ------------       ------------
Cash and cash equivalents, end of period ........................      $  8,944,069       $  3,586,732
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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1999. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2000 and December 31, 1999, inventories consisted of the following:


                                                   June 30, 2000  December 31, 1999
                                                   -------------  -----------------
Raw materials, components and sub-assemblies ..      $3,679,032      $4,096,529

Work-in-process ...............................       1,947,681       1,711,753

Finished goods ................................         569,050         445,054
                                                     ----------      ----------
                                                     $6,195,763      $6,253,336
                                                     ==========      ==========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(3) SEGMENT INFORMATION

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

        Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this segment is a "fabless" supplier of semiconductors which focuses on the development and delivery of high-performance custom microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS (complementary metal-oxide semiconductor) integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

        Segment information for the six and three months ended June 30, 2000 and 1999 was as follows:

                                                          SEMICONDUCTOR
                                      MICROELECTRONICS     PRODUCTS AND
                                         EQUIPMENT          PROCESSES       CORPORATE           TOTAL
                                      ----------------    -------------     ----------      ------------
Six Months Ended June 30, 2000:
  Revenues                             $  7,992,123       $  1,974,499      $        -      $  9,966,622
  Operating loss                           (689,384)          (120,074)              -          (809,458)
  Total assets                           15,829,420          4,643,752       9,239,063        29,712,235

Three Months Ended June 30, 2000:
  Revenues                             $  4,317,420       $    850,157      $        -      $  5,167,577
  Operating loss                           (198,207)           (89,926)              -          (288,133)

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


                                                          SEMICONDUCTOR
                                      MICROELECTRONICS     PRODUCTS AND
                                         EQUIPMENT          PROCESSES       CORPORATE          TOTAL
                                      ----------------    -------------    -----------     ------------
Six Months Ended June 30, 1999:
  Revenues                             $  7,884,562       $  5,579,920     $        -      $ 13,464,482
  Operating income (loss)                (1,046,857)           223,753              -          (823,104)
  Total assets                           14,365,891          4,275,435      2,761,651        21,402,977

Three Months Ended June 30, 1999:
  Revenues                             $  4,207,832       $  2,561,185      $       -      $  6,769,017
  Operating income (loss)                  (305,312)            50,556              -          (254,756)

        In the tables above, Corporate assets are principally cash, including the proceeds from the exercise of the Company's publicly traded warrants, deferred income taxes and other assets.

(4) WARRANT AND OPTION EXERCISES

        During the six months ended June 30, 2000, the Company received net proceeds of approximately $16 million from the exercise of approximately 4.1 million outstanding options and warrants, including its publicly traded warrants. Of these funds, $4,990,000 was used to pay down the Company's working capital line of credit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

        RESULTS OF CONSOLIDATED OPERATIONS

        Revenues for the June 30, 2000 quarter were $5,167,577 compared with $6,769,017 for the three months ended June 30, 1999. Notwithstanding this decline in revenues, the Company's net loss declined from a net loss of $263,953 for the three months ended June 30, 1999 to a net loss of $198,030 for the three months ended June 30, 2000. For the six months ended June 30, 2000, revenues were $9,966,622 compared with $13,464,482 for the six month period ended June 30, 1999. Net loss for the first half of 2000 and 1999 was $778,626 and $857,358, respectively.

        In 1999 the Semiconductor Products and Processes Segment recorded significant revenue attributable to non-recurring subcontracts related to a semiconductor fabrication facility for the Defense Microelectronics Activity. Furthermore, the reassignment of a substantial portion of the Company's semiconductor engineering staff from government contract chip development work to internally-funded commercial product development and marketing activities consistent with the Company's plans to accelerate its entry into the commercial telecom semiconductor product market resulted in decreased contract revenue in fiscal 2000.

        Gross margins for the six months ended June 30, 2000 and 1999 were 34.5% and 27.0%, respectively. The higher gross margins for 2000 are primarily due to an increase in sales of the Company's higher margin precision instrument products in the Microelectronics Equipment Segment as well as higher margins in the Semiconductor Products and Processes Segment. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future. The Company's Semiconductor Products and Processes Segment conducted by JSI is in the process of evolving from a lower profit margin contract development business to a commercial business focused on the telecommunications products markets. JMAR believes, but can give no assurance that, as this evolution progresses, a greater proportion of JMAR's sales will be generated by higher profit margin commercial semiconductor products. Therefore, to the extent that the Company's commercial semiconductor products begin to generate a higher percentage of the Company's revenues, the Company's gross margins should improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve gross profit margins.

        The Company's operating results in 2000 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. These investments include increased payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs. As discussed below, the Company-funded product development expenditures that were expensed totaled $1,048,480 for the six months ended June 30, 2000 compared to $781,492 for the six months ended June 30, 1999.

        Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2000 and 1999 were $1,569,068 and $1,849,636, respectively, and were $3,197,892 and $3,672,912 for the six months ended June 30, 2000 and 1999, respectively. The decrease in SG&A expenses in 2000 is primarily due to staff and cost reductions in the Microelectronics Equipment Segment.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales", totaled $1,065,621 and $944,364 for the three months ended June 30, 2000 and 1999, respectively, and $1,690,274 and $2,382,350 for the six month periods ended June 30, 2000 and 1999, respectively. The decrease in Customer-Funded RD&E expenditures for 2000 is related to a decrease due to a delay in the X-ray lithography program funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR's X-ray lithography source technology for the commercial semiconductor market. This funding was received by the Company late in the second quarter. A further decrease relates to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. The Company believes this latter technology has applicability in both the government and commercial marketplaces. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $509,552 and $373,531 for the three months ended June 30, 2000 and 1999, respectively, and $1,048,480 and $781,492 for the six months ended June 30, 2000 and 1999, respectively. Hence, total RD&E expenditures for the three month periods were $1,575,173 and $1,317,895 for 2000 and 1999, respectively, and $2,738,754 and $3,163,842 for the six month periods in 2000 and 1999, respectively. In addition to these RD&E expenditures, capitalized product costs related to the semiconductor chips for commercial telecommunications applications and capitalized software were $397,344 and $34,777 for the three months ended June 30, 2000 and 1999, respectively, and $851,698 and $120,492 for the six months ended June 30, 2000 and 1999, respectively. Including capitalized product and software costs, RD&E expenditures as a percentage of sales were 38.2% and 20.0% for the three months ended June 30, 2000 and 1999, respectively, and 36.0% and 24.4% for the six months ended June 30, 2000 and 1999, respectively. RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits and for a new family of telecommunications semiconductor products, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, biomedical and disk drive industries.

        Interest expense is significantly less for the second quarter of 2000 versus the second quarter of 1999 due to the payoff of the Company's working capital line (the "Line") with Comerica Bank in late March 2000. The full availability of the Line continues in effect and can be drawn down if needed in the future.

        RESULTS OF SEGMENT OPERATIONS

        Microelectronics Equipment Segment

        Revenue for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 for the Microelectronics Equipment Segment increased $109,588 from $4,207,832 to $4,317,420, or 2.6%. Revenue for the six month period in 2000 as compared to 1999 for this Segment increased $107,561 from $7,884,562 to $7,992,123, or 1.4%. Due to improved margins, the operating loss of the Microelectronics Equipment Segment for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 decreased from a loss of $305,312 to a loss of $198,207. Operating loss for the six month period in 2000 as compared to 1999 for this Segment decreased from a loss of $1,046,857 to a loss of $689,384.

        Semiconductor Products and Processes Segment

        Revenue for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 for the Semiconductor Products and Processes Segment decreased $1,711,028 from $2,561,185 to $850,157, or 66.8%. Revenue for the six month period in 2000 as compared to 1999 for this Segment decreased $3,605,421 from $5,579,920 to $1,974,499, or 64.6%. The revenues for 1999 included large one-time subcontracts let in 1999 as discussed above. The revenues of this Segment in 2000 were impacted by the reassignment of certain engineering staff from government contract chip development work to internally-funded commercial product development and marketing activities to introduce a series of semiconductor chips starting in the third quarter of 2000, also discussed above. Because of the decrease in revenues, as well as the build-up of the sales and marketing staff and infrastructure related to the planned introduction of the Company's new commercial semiconductor chips, operating income (loss) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 decreased $140,482 from income of $50,556 to a loss of $(89,926). Operating income (loss) for the six month period in 2000 as compared to 1999 for this Segment decreased from income of $223,753 to a loss of $(120,074).


        CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at June 30, 2000 and December 31, 1999 were $8,944,069 and $2,323,127, respectively. The increase in cash and cash equivalents for the six months ended June 30, 2000 was $6,620,942. That increase resulted primarily from the exercise of warrants and options, including the Company's publicly traded warrants, of $16,004,975 offset in part by cash used in operations of $1,639,181, the payoff of the Company's working capital bank line of $4,990,000, an increase in other assets of $1,100,415, capital expenditures of $889,003 and an increase in notes receivable of $692,973.

        JMAR's operations will continue to require the use of working capital. In the past, the working capital of the Company has generally been funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third-party contracts. Although the Company chose to pay off the outstanding balance of the Line, the availability of the Line is still in effect. The Line consists of a $5 million primarily formula-based line of credit. Of that amount, $750,000 is unrestricted with advances on the balance based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million), 50 percent of unbilled revenue on a long-term contract and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line.

        The remaining funds received from the exercise of warrants and options will be used to accelerate the Company's development of high-value semiconductors for the rapidly growing Internet and Telecom markets and to accelerate the development and commercialization of its other high value proprietary products, as needed. Management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

        At December 31, 1999, the Company had in excess of $27 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2014. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

        In April 2000, the Company entered into a series of agreements with Bede Scientific Instruments Ltd., including a loan of 450,000 British pounds, with interest accruing at 10% per annum, all due and payable on April 28, 2003. At June 30, 2000, this loan receivable, including accrued interest, is stated at $726,003 in the accompanying balance sheet. To the extent the exchange rate between British pounds and U.S. Dollars changes, the dollar amount of this receivable will change accordingly.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development and the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology to perform as predicted, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1999, in the Company's Form 8-K filed on February 15, 2000 and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable

                           PART II - OTHER INFORMATION


Item 2. Changes in Securities

        (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 292 shares of Common Stock to its outside directors as compensation for services as directors in May 2000. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

        (ii) In June 2000, the Company issued to Market Broker Relations a warrant exercisable into 25,000 shares of Common Stock at an exercise price of $5.00 per share. The warrant was issued pursuant to a consulting agreement. The warrant was issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. The warrant expires in June 2005.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

               Exhibit 10.1 Employment Agreement dated April 20, 2000 between the Company and John H. Carosella.

               Exhibit 10.2 Amendment to Bylaws

               Exhibit 27 Financial Data Schedule

        (b) Reports on Form 8-K:

               There were no reports filed on Form 8-K during the three months ended June 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             JMAR TECHNOLOGIES, INC.


August 7, 2000            By:  /s/ John S. Martinez
                               -------------------------------------------------
                                   John S. Martinez, Chief Executive Officer
                                   and Authorized Officer

                          By:  /s/ Dennis E. Valentine
                               -------------------------------------------------
                                   Dennis E. Valentine, Chief Accounting Officer