Form 10-Q
period 2000-09-30
JMAR TECHNOLOGIES INC
filed 2000-11-14
CIK 857953

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                -----------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2000
                         Commission File Number 1-10515


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


                                5800 Armada Drive
                               Carlsbad, CA 92008
                                 (760) 602-3292
           -----------------------------------------------------------
           (Address, including zip code and telephone number including area code of registrant's principal executive office)


Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

                               Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 8, 2000).


                 Common Stock, $.01 par value: 22,226,279 shares

================================================================================

                                      INDEX



                                                                                 PAGE #
                                                                                ---------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Consolidated Balance Sheets - December 31, 1999 and
             September 30, 2000                                                     2

             Consolidated Statements of Operations - Three months ended
             September 30, 2000 and 1999 and nine months ended September
             30, 2000 and 1999                                                      3

             Consolidated Statements of Cash Flows - Nine months ended
             September 30, 2000 and 1999                                            4

             Notes to Consolidated Financial Statements                             5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                              8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk            11

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings                                                     12

  Item 2.    Changes in Securities                                                 12

  Item 3.    N/A

  Item 4.    Submission of Matters to a Vote of Security Holders                   12

  Item 5.    N/A

  Item 6.    Exhibits and Reports on Form 8-K                                      13

                         PART I - FINANCIAL INFORMATION

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


=========================================================================================================

                                     ASSETS

                                                                         Sept. 30, 2000      Dec. 31, 1999
                                                                         --------------      -------------
                                                                          (Unaudited)
Current Assets:
    Cash and cash equivalents ......................................      $  8,027,928       $  2,323,127
    Accounts receivable, net .......................................         5,422,434          7,079,435
    Notes and other receivables ....................................           631,482             32,551
    Inventories ....................................................         7,031,126          6,253,336
    Prepaid expenses and other .....................................         1,380,806            901,688
                                                                          ------------       ------------
        Total current assets .......................................        22,493,776         16,590,137
Property and equipment, net ........................................         3,199,756          2,330,663
Other assets, net ..................................................         2,834,626          1,344,942
Notes receivable ...................................................            94,859             10,099
Goodwill, net ......................................................           326,324            397,927
                                                                          ------------       ------------

        TOTAL ASSETS ...............................................      $ 28,949,341       $ 20,673,768
                                                                          ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable ...............................................      $  1,392,191       $  2,456,928
    Accrued liabilities ............................................           543,569            593,283
    Accrued payroll and related costs ..............................         1,113,878            875,693
    Line of credit .................................................                --          4,990,000
    Notes payable and capital lease obligations ....................           161,405            205,490
                                                                          ------------       ------------
               Total current liabilities ...........................         3,211,043          9,121,394
                                                                          ------------       ------------
Notes payable, capital leases and other long-term
        liabilities, net of current portion ........................           516,361            642,913
                                                                          ------------       ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized; none issued and outstanding
          as of September 30, 2000 and December 31, 1999 ...........                --                 --
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 22,184,842 as of September 30, 2000 and
          18,074,836 shares as of December 31, 1999 ................           221,848            180,748
    Additional-paid in capital .....................................        52,577,033         36,499,238
        Accumulated deficit ........................................       (27,576,944)       (25,770,525)
                                                                          ------------       ------------
        Total stockholders'  equity ................................        25,221,937         10,909,461
                                                                          ------------       ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................      $ 28,949,341       $ 20,673,768
                                                                          ============       ============

=========================================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)



==============================================================================================================================

                                                              Three Months Ended                    Nine Months Ended
                                                              ------------------                    -----------------
                                                       Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                       --------------     --------------     --------------     --------------
Sales ............................................      $  3,769,493       $  4,677,464       $ 13,736,115       $ 18,141,946
Costs of sales ...................................         2,739,950          3,067,231          9,269,658         12,900,413
                                                        ------------       ------------       ------------       ------------
    Gross profit .................................         1,029,543          1,610,233          4,466,457          5,241,533
                                                        ------------       ------------       ------------       ------------
Operating expenses:
  Selling, general and
    administrative ...............................         1,683,268          1,633,779          4,881,160          5,306,691
  Research, development and
    engineering ..................................           485,660            508,699          1,534,140          1,290,191
                                                        ------------       ------------       ------------       ------------
  Total operating expenses .......................         2,168,928          2,142,478          6,415,300          6,596,882
                                                        ------------       ------------       ------------       ------------
Loss from operations .............................        (1,139,385)          (532,245)        (1,948,843)        (1,355,349)
Gain on sale of subsidiary stock .................                --            161,000                 --            161,000
Interest and other income (expense), net .........           121,039              4,460            251,768             78,308
Interest expense .................................            (9,447)           (72,112)          (109,344)          (180,214)
                                                        ------------       ------------       ------------       ------------
Net loss .........................................      $ (1,027,793)      $   (438,897)      $ (1,806,419)      $ (1,296,255)
                                                        ============       ============       ============       ============
Basic and diluted net loss per share .............      $       (.05)      $       (.02)      $       (.08)      $       (.07)
                                                        ============       ============       ============       ============
Basic and diluted shares used in computation
  of net loss per share ..........................        22,182,396         18,043,336         21,262,135         18,044,558
                                                        ============       ============       ============       ============

==============================================================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


=====================================================================================================================

                                                                                             Nine Months Ended
                                                                                             -----------------
                                                                                    Sept. 30, 2000     Sept. 30, 1999
                                                                                    --------------     --------------
Cash flows from operating activities:
    Net loss ..................................................................      $ (1,806,419)      $ (1,296,255)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization .............................................           780,488            736,078
    Services received in exchange for common stock ............................             2,403              5,320
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable, net ................................................         1,657,001          2,679,986
      Inventories .............................................................          (777,790)          (750,915)
      Prepaid expenses and other ..............................................          (318,650)           (96,116)
      Other assets ............................................................           (86,985)           217,363
      Decrease in:
      Accounts payable and accrued liabilities ................................          (876,266)        (2,724,443)
                                                                                     ------------       ------------
        Net cash used in operating activities .................................        (1,426,218)        (1,228,982)
                                                                                     ------------       ------------
Cash flows from investing activities:
    Capital expenditures ......................................................        (1,341,047)          (978,958)
    Other assets ..............................................................        (1,742,426)                --
    Payments received on notes and other receivables ..........................            12,016                 --
    Increase in notes receivable ..............................................          (692,973)           (31,838)
    Patent costs ..............................................................           (54,539)          (112,889)
                                                                                     ------------       ------------
        Net cash used in investing activities .................................        (3,818,969)        (1,123,685)
                                                                                     ------------       ------------
Cash flows from financing activities:
    Net borrowings (payments) under short-term debt agreements ................        (4,990,000)         2,445,000
    Net payments of notes payable, capital leases
      and other long-term liabilities .........................................          (170,637)          (244,682)
    Repurchases of stock ......................................................                --           (154,905)
    Net proceeds from the exercise of options and warrants ....................        16,110,625                 --
                                                                                     ------------       ------------
        Net cash provided by financing activities .............................        10,949,988          2,045,413
                                                                                     ------------       ------------
Net increase (decrease) in cash and cash equivalents ..........................         5,704,801           (307,254)
Cash and cash equivalents, beginning of period ................................         2,323,127          3,848,183
                                                                                     ------------       ------------
Cash and cash equivalents, end of period ......................................      $  8,027,928       $  3,540,929
                                                                                     ============       ============

=====================================================================================================================

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

        The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 1999. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

(2) INVENTORIES

        Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2000 and December 31, 1999, inventories consisted of the following:


                                                      Sept. 30, 2000   Dec. 31, 1999
                                                      --------------   -------------
Raw materials, components and sub-assemblies .....      $4,257,398      $4,096,529

Work-in-process ..................................       1,950,679       1,711,753

Finished goods ...................................         823,049         445,054
                                                        ----------      ----------

                                                        $7,031,126      $6,253,336
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

         Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this segment is a "fabless" supplier of semiconductors which focuses on the development and delivery of high-performance custom and standard microcircuit products for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the development and operation of a CMOS (complementary metal-oxide semiconductor) integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

        Segment information for the nine and three months ended September 30, 2000 and 1999 was as follows:

                                                          SEMICONDUCTOR
                                      MICROELECTRONICS     PRODUCTS AND
                                         EQUIPMENT          PROCESSES          CORPORATE           TOTAL
                                      ----------------    --------------      ------------      ------------
Nine Months Ended Sept. 30, 2000:
  Revenues                              $ 10,904,918       $  2,831,197       $         --      $ 13,736,115
  Operating loss                          (1,770,892)          (177,951)                --        (1,948,843)
  Total assets                            15,004,290          8,927,610          5,017,441        28,949,341

Three Months Ended Sept. 30, 2000:
  Revenues                              $  2,912,795       $    856,698       $         --      $  3,769,493
  Operating loss                          (1,081,508)           (57,877)                --        (1,139,385)

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)



                                                         SEMICONDUCTOR
                                     MICROELECTRONICS     PRODUCTS AND
                                         EQUIPMENT         PROCESSES         CORPORATE          TOTAL
                                     ----------------    -------------      ------------      ------------
Nine Months Ended Sept. 30, 1999:
  Revenues                             $ 11,193,194       $  6,948,752      $         --      $ 18,141,946
  Operating income (loss)                (1,642,783)           287,434                --        (1,355,349)
  Total assets                           13,851,830          4,078,397         3,000,533        20,930,760

Three Months Ended Sept. 30, 1999:
  Revenues                             $  3,308,632       $  1,368,832      $         --      $  4,677,464
  Operating income (loss)                  (595,924)            63,679                --          (532,245)

        In the tables above, Corporate assets are principally cash, including the proceeds from the exercise of the Company's publicly traded warrants, deferred income taxes and other assets.

(4) WARRANT AND OPTION EXERCISES

        During the nine months ended September 30, 2000, the Company received net proceeds of approximately $16.1 million from the exercise of approximately
4.1 million outstanding options and warrants, including its publicly traded warrants. Of these funds, $4,990,000 was used to pay down the Company's working capital line of credit.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

        The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

        RESULTS OF CONSOLIDATED OPERATIONS

        Revenues for the September 30, 2000 quarter were $3,769,493 compared with $4,677,464 for the three months ended September 30, 1999. The Company's net loss increased from a net loss of $438,897 for the three months ended September 30, 1999 to a net loss of $1,027,793 for the three months ended September 30, 2000. For the nine months ended September 30, 2000, revenues were $13,736,115 compared with $18,141,946 for the nine month period ended September 30, 1999. Net loss for the first nine months of 2000 and 1999 was $1,806,419 and $1,296,255, respectively.

         In 1999 the Semiconductor Products and Processes Segment recorded significant revenue attributable to non-recurring subcontracts related to construction of a semiconductor fabrication facility for the Defense Microelectronics Activity located in Sacramento, California. Furthermore, this Segment's fiscal 2000 revenues were affected by the planned reassignment of a substantial portion of the Company's semiconductor engineering staff from government contract chip development work to internally funded commercial product development and marketing activities consistent with the Company's plans to accelerate its entry into the commercial telecom semiconductor product market. In addition, there was a significant decline in shipments of the Company's precision instrument products in the third quarter of 2000 primarily related to requests from certain customers to reschedule shipments until the fourth quarter of 2000 and the delay in shipment of certain products until the fourth quarter of 2000 due to parts and labor shortages.

        Gross margins for the nine months ended September 30, 2000 and 1999 were 32.5% and 28.9%, respectively. The higher gross margins for the nine months of 2000 are primarily due to an increase in sales of the Company's higher margin precision instrument products in the Microelectronics Equipment Segment as well as higher margins in the Semiconductor Products and Processes Segment. Gross margins for the three months ended September 30, 2000 and 1999 were 27.3% and 34.4%, respectively. The lower gross margins for the third quarter of 2000 are primarily due to the decline in revenues in that period of the Company's precision instrument products discussed above. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future. The Company's Semiconductor Products and Processes Segment conducted by JSI is in the process of evolving from a lower profit margin contract development business to a commercial business focused on the telecommunications products markets. JMAR believes, but can give no assurance that, as this evolution progresses, a greater proportion of JMAR's sales will be generated by higher profit margin commercial semiconductor products. Therefore, to the extent that the Company's commercial semiconductor products begin to generate a higher percentage of the Company's revenues, the Company's gross margins should improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve gross profit margins.

        The Company's operating results in 2000 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. These investments include increased payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs. As discussed below, the Company-funded product development expenditures that were expensed totaled $1,534,140 for the nine months ended September 30, 2000 compared to $1,290,191 for the nine months ended September 30, 1999.

        Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2000 and 1999 were $1,683,268 and $1,633,779, respectively, and were $4,881,160 and $5,306,691 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in SG&A expenses in 2000 is primarily due to staff and cost reductions in the Microelectronics Equipment Segment.

         The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales", totaled $1,052,193 and $906,241 for the three months ended September 30, 2000 and 1999, respectively, and $2,742,467 and $3,288,374 for the nine month periods ended September 30, 2000 and 1999, respectively. Most of the decrease is related to a delay in the X-ray lithography program funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR's X-ray lithography source technology for the commercial semiconductor market. The remainder relates to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. The Company believes this latter technology has applicability in both the government and commercial marketplaces. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $485,660 and $508,699 for the three months ended September 30, 2000 and 1999, respectively, and $1,534,140 and $1,290,191 for the nine months ended September 30, 2000 and 1999, respectively. Hence, total RD&E expenditures for the three month periods were $1,537,853 and $1,414,940 for 2000 and 1999, respectively, and $4,276,607 and
$4,578,565 for the nine month periods in 2000 and 1999, respectively. In addition to these RD&E expenditures, capitalized product costs related to the semiconductor chips for commercial telecommunications applications and capitalized software were $543,327 and $15,153 for the three months ended September 30, 2000 and 1999, respectively, and $1,395,025 and $135,644 for the nine months ended September 30, 2000 and 1999, respectively. Including capitalized product and software costs, RD&E expenditures as a percentage of sales were 55.2% and 30.6% for the three months ended September 30, 2000 and 1999, respectively, and 41.3% and 26.0% for the nine months ended September 30, 2000 and 1999, respectively. RD&E expenditures is primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the continued development of a new family of telecommunications semiconductor products, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

        Interest expense is significantly less for the three and nine months of 2000 versus the three and nine months of 1999 due to the payoff of the Company's working capital line (the "Line") with Comerica Bank in late March 2000. The full $5 million availability of the Line, subject to the formula discussed below, continues in effect and can be drawn down if needed in the future. The terms of the Line are described in "Consolidated Liquidity and Financial Condition" below.

        RESULTS OF SEGMENT OPERATIONS

        Microelectronics Equipment Segment

         Revenue for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 for the Microelectronics Equipment Segment decreased $395,837 from $3,308,632 to $2,912,795, or 12.0%. As discussed above, there was a significant decline in shipments of the Company's precision instrument products in the third quarter of 2000 primarily related to requests from certain customers to reschedule shipments until the fourth quarter of 2000 and the delay in shipment of certain products until the fourth quarter of 2000 due to parts and labor shortages. This decline was offset in part by higher contract revenues. Revenue for the nine month period in 2000 as compared to 1999 for this Segment decreased $288,276 from $11,193,194 to $10,904,918, or 2.6%.
Due to lower revenues, the operating loss of the Microelectronics Equipment Segment for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 increased from a loss of $595,924 to a loss of $1,081,508. Operating loss for the nine month period in 2000 as compared to 1999 for this Segment increased from a loss of $1,642,783 to a loss of $1,770,892.

        Semiconductor Products and Processes Segment

        Revenue for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 for the Semiconductor Products and Processes Segment decreased $512,134 from $1,368,832 to $856,698, or 37.4%. Revenue for the nine month period in 2000 as compared to 1999 for this Segment decreased $4,117,555 from $6,948,752 to $2,831,197, or 59.3%. The revenues for
1999 included large one-time subcontracts let in 1999 as discussed above. The revenues of this Segment in 2000 were impacted by the planned reassignment of certain engineering staff from government contract chip development work to internally funded commercial product development and marketing activities to introduce a series of commercial telecom semiconductor chips starting in the third quarter of 2000, also discussed above. Because of the decrease in revenues, as well as the build-up of the sales and marketing staff and infrastructure related to the planned introduction of the Company's new commercial semiconductor chips, operating income (loss) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 decreased $121,556 from income of $63,679 to a loss of $(57,877). Operating income (loss) for the nine month period in 2000 as compared to 1999 for this Segment decreased from income of $287,434 to a loss of $(177,951).


        CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at September 30, 2000 and December 31, 1999 were $8,027,928 and $2,323,127, respectively. The increase in cash and cash equivalents for the nine months ended September 30, 2000 was $5,704,801. That increase resulted primarily from the exercise of warrants and options, including the Company's publicly traded warrants, of $16,110,625 offset in part by cash used in operations of $1,426,218, the payoff of the Company's working capital bank line of $4,990,000, an increase in other assets of $1,742,426, capital expenditures of $1,341,047 and an increase in notes receivable of $692,973.

        JMAR's operations will continue to require the use of working capital. In the past, the working capital of the Company has generally been funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third-party contracts. Although the Company chose to pay off the outstanding balance of the Line, the availability of the Line is still in effect. The Line consists of a $5 million primarily formula-based line of credit with interest at prime rate. Of that amount, $750,000 is unrestricted with advances on the balance based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million), 50 percent of unbilled revenue on a long-term contract and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line.

        Management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions. The remaining funds received from the exercise of warrants and options will be used to help accelerate the Company's development of high-value semiconductors for the rapidly growing Internet and Telecom markets and to help accelerate the development and commercialization of its other high value proprietary products, as needed. Management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

        However, the Company has determined that it will require additional financing to complete the development of some of its high value emerging new products including a new family of telecommunications semiconductor products and its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market. The Company also believes that it has opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products.

        At December 31, 1999, the Company had in excess of $27 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2014. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

        In April 2000, the Company entered into a series of agreements with Bede Scientific Instruments, Ltd. ("Bede"), including a loan (the "Loan") of 450,000 British pounds, with interest accruing at 10% per annum, plus various equity rights in Bede. At September 30, 2000, this loan receivable, including accrued interest, is stated at $694,450 in the accompanying balance sheet. The equity rights included the grant of an option to the Company to buy a 10% equity interest in Bede on a fully-diluted, pre-IPO basis for 58,375 pounds. Concurrent with an initial public offering ("IPO") of Bede and the admission to trading of Bede's shares on the London Stock Exchange on November 6, 2000, the Company exercised its option into 1,935,500 shares of Bede valued at approximately $5.4 million based upon the IPO share price of 1.90 pounds. In addition, from the IPO proceeds, Bede will payoff the remaining 391,625 pounds, plus accrued interest, owed on the unconverted portion of the Loan. There are no contractual restrictions on the Company's ability to sell the shares it holds in Bede.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

        Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 1999, in the Company's Form 8-K filed on February 15, 2000 and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

PART II - OTHER INFORMATION


ITEM 1. Legal Proceedings

        As reported previously, in March 2000, the Company filed a Declaratory Relief Action against Sands Brothers & Co., Inc. ("Sands"), one of its former investment bankers seeking a finding that the Company's financial services agreement did not apply to the Company's Warrant Redemption program. In September 2000, the Company executed a mutual settlement agreement with Sands which provided for the complete release of any and all claims either party may have had against the other, the Company's dismissal of its lawsuit for Declaratory Relief and the termination of all aspects of their financial services agreement. No other consideration was exchanged between the parties.

        In February 2000, the Company retained Auerbach Pollak & Richardson, Inc. ("Auerbach") as warrant solicitation agent in connection with the exercise of the Company's publicly traded warrants in March 2000. As consideration for its services as warrant solicitation agent, the Company paid Auerbach a cash fee ($650,879) equal to 5% of the exercise proceeds and issued Auerbach warrants to purchase 189,347 shares of Common stock for $5.50 per share (the "Auerbach Warrants"). The Warrant Agreement provides that the Auerbach Warrants are not exercisable until the first trading day after September 15, 2000 and after the closing price of the Company's Common Stock has exceeded $9.50 for any ten out of twenty trading days or has averaged $9.50 for any ten consecutive trading days. Auerbach has taken the position that the Auerbach Warrants are presently exercisable as of September 18, 2000 based on the closing prices of the Company's stock in August and September 2000. The Company believes that the exercisability provision clearly provides that the JMAR share price condition must be satisfied after September 15, 2000 and that the Auerbach Warrants are not yet exercisable. Auerbach claims it has been damaged as a result of trades in the Company's stock it has made and/or could have made in reliance upon the Auerbach Warrants becoming exercisable on September 18, 2000. In October 2000, the Company filed a Declaratory Relief Action in the U.S. District Court in San Diego, California against Auerbach seeking a determination that the Auerbach Warrants are not presently exercisable. The Company intends to contest this matter vigorously and seek such additional remedies as it deems to be necessary or appropriate.


ITEM 2. Changes in Securities

         (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 308 shares of Common Stock to its outside directors as compensation for services as directors in August 2000. These transactions were exempt under Section 4(2) of the Securities Act of 1933.


ITEM 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Shareholders held on August 10, 2000, the following matter was voted on:

        (a) The following directors were elected: John S. Martinez (19,985,962 affirmative votes and 247,367 votes withheld); James H. Banister, Jr. (20,019,001 affirmative votes and 214,328 votes withheld); C. Neil Beer (20,015,951 affirmative votes and 217,378 votes withheld); Vernon H. Blackman (20,016,301 affirmative votes and 217,028 votes withheld); and Barry Ressler (20,018,001 affirmative votes and 215,328 votes withheld).

ITEM 6. Exhibits and Reports on Form 8-K

         (a) Exhibits:

               Exhibit 27    Financial Data Schedule

         (b) Reports on Form 8-K:

             There were no reports filed on Form 8-K during the three months ended September 30, 2000.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JMAR TECHNOLOGIES, INC.


November 10, 2000              By:  /s/ John S. Martinez
                                   ---------------------------------------------
                                   John S. Martinez, Chief Executive Officer
                                   and Authorized Officer

                              By:  /s/ Dennis E. Valentine
                                   ---------------------------------------------
                                   Dennis E. Valentine, Chief Accounting Officer