Form 10-K405
period 2000-12-31
JMAR TECHNOLOGIES INC
filed 2001-03-30
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended               December 31, 2000
                                        ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number                  1-10515
                                        -------

                             JMAR Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                               68-0131180
             --------                                               ----------
     (State or other jurisdiction                                (I.R.S. Employer
    of incorporation or organization)                            Identification No.)

    5800 Armada Drive, Carlsbad, CA                            92008
    -------------------------------                            -----
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code:        (760) 602-3292
                                                           --------------


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                 Name of each exchange on which registered
    -------------------                 -----------------------------------------
    -------------------                 -----------------------------------------



Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $.01 par value
--------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of common stock held by non-affiliates of the Registrant as of March 15, 2001 was approximately $79 million. The aggregate market value was based on the closing price on March 15, 2001 for the common stock as quoted on the NASDAQ National Market System, excluding the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 15, 2001. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

        Number of shares outstanding of common stock: Common Stock, $.01 Par Value -- 22,226,788 shares as of March 15, 2001.

                                     PART I

ITEM 1.  BUSINESS


GENERAL

        Founded in 1987, San Diego, California based JMAR Technologies, Inc. (the "Company" or "JMAR") is a microelectronics industry-focused company. JMAR is a leading developer of proprietary advanced laser and X-ray light sources for high-value microelectronics manufacturing and metrology. It is also a fabless provider of high performance integrated circuits for the rapidly growing broadband communications market and other microelectronics applications. In addition, JMAR manufactures precision measurement, positioning and light-based manufacturing systems for inspection and repair of semiconductors and continues to play an important role in adapting its precision semiconductor manufacturing technology to the fabrication of advanced bio-chip and optical communications products. JMAR's two business segments, both located in Southern California, are as follows:

        MICROELECTRONICS EQUIPMENT -- This segment includes the operations of JMAR Precision Systems, Inc. ("JPSI") and JMAR's NanoLight division which includes JMAR Research, Inc. ("JRI"). The Company manufactures state-of-the-art precision measurement, motion control and light-based manufacturing and metrology systems for the microelectronics industry, including high-performance laser-light based precision systems for repairing defective semiconductors and fabricating advanced bio-chip products; and conceives and creates leading-edge microelectronics manufacturing systems based on the Company's patented X-ray and other advanced light sources for higher-performance semiconductor manufacturing and inspection.

        SEMICONDUCTOR PRODUCTS AND PROCESSES -- JMAR Semiconductor, Inc. ("JSI") is a "fabless" supplier of semiconductors using advanced software design tools and established semiconductor manufacturing facilities (foundries), focusing on the development and delivery of high performance custom and standard microcircuits for the commercial and military marketplaces with emphasis on broadband communications applications. JSI also provides high value technology services related to semiconductor fabrication and production processes.


BUSINESS SUMMARY

MICROELECTRONICS EQUIPMENT SEGMENT:

PRECISION SYSTEMS

        The Microelectronics Equipment segment includes the following products which are manufactured and sold by JPSI:

        MEASUREMENT AND INSPECTION ("M & I") SYSTEMS. During 2000, JMAR's non-contact video and laser-based Measurement and Inspection Systems product line accounted for approximately $4.1 million, or 21 percent of the Company's revenues. JMAR's measurement and inspection systems are sold primarily to manufacturers of semiconductors, biochips, printer systems and computer disk drives. This product line utilizes state-of-the-art machine vision and laser position sensors integrated with programmable optics and lighting control, precision X-Y-Z motion control and other computer controlled functions to check variations in geometries in microelectronics components. Proprietary algorithms are written by JPSI for edge-sensing, height-sensing and point-locating and fed into mathematical formulas to determine straightness of lines, dimensional data, height measurements, angles and radii of curvature of microelectronic devices.

        JPSI manufactures and markets a range of non-contact, high-resolution video/laser measurement systems, including its compact Mirage(TM) tabletop model that complements the larger JMAR series 3000 and 4000 systems, all of which are targeted at the microelectronics industry. The extremely versatile

Mirage(TM) is used by the Company's customers for a variety of applications including incoming and outgoing inspection, off-line process control of manufacturing equipment, process verification and many laboratory functions. Accordingly, it has become a key and proven pillar of the Company's Measurement and Inspection product line. JPSI's standard Series 3000 system contains larger size X-Y stages that allow measurement and inspection of parts having dimensions exceeding the capability of the Mirage(TM) while the even larger Series 4000 system combines video and laser height probes to provide high accuracy measurements in all three dimensions (X-Y-Z).

        Lumina(TM), the newest member of the Company's M&I Systems family, is ideal for performing the critical micro-measurements needed to manufacture flat panel displays, microelectronics "artwork", precision etched parts, and a broad range of other microelectronic and micro-medical devices. Using JMAR's high performance motion control subsystems and precision optics, the Lumina(TM) produces highly accurate measurements of large complex parts at industry-leading throughput speeds.

        POSITIONING AND MOTION CONTROL PRODUCTS. During 2000, the Positioning and Motion Control product line accounted for approximately $1.7 million, or 9 percent of the Company's revenues. JMAR manufactures a wide range of precision positioning stages and motion control devices for the microelectronics industry. These stages, which are the fundamental building blocks of many microelectronic manufacturing systems, are often integrated into higher value custom measurement and microelectronic processing products and systems manufactured by both JMAR as well as its turnkey OEM system customers.

        LITHOGRAPHY SYSTEMS FOR BIO-MEDICAL APPLICATIONS. During 2000, this product line accounted for approximately $3.5 million, or 18 percent of the Company's revenues. JMAR provides lithography alignment systems for manufacturing DNA biochips which are used by the biomedical industry to acquire, analyze and manage genetic information to improve the diagnosis, monitoring and treatment of diseases. The adaptation to the biochip market of JMAR's precision positioning, alignment and lithography technologies is a natural spin-off from the Company's current semiconductor equipment product lines.

        LASER REPAIR SYSTEMS. The Precision Systems division also manufactures and sells laser microelectronics repair systems. During 2000, this product line accounted for approximately $1.2 million, or 6 percent of the Company's revenues. JMAR's laser repair systems utilize state-of-the-art lasers for microelectronics repair. There is a continuing need for higher precision instruments to probe, inspect and repair semiconductor assemblies such as Multi-Chip Modules ("MCM"). The Company's optical inspection stations are used to locate open and short circuits while its Laser Processing Stations are designed to meet today's demanding requirements for repair of MCM and other microelectronic circuits.

        JMAR's current laser repair system models use excimer lasers to repair short circuits by removing excess material. This type of laser is capable of delivering a broad combination of power levels, material removal, spot sizes and energy uniformity.

        CUSTOM PRODUCTS. In addition to its standard products, JPSI designs, engineers and manufactures customized systems based on its motion control, measurement and/or laser system capabilities to meet specified requirements of customers. Frequently, the design of a particular custom product may lead to additional sales of that product to the customer.

        ATOMIC VISION PRODUCTS. In 2000, JPSI introduced a new line of nanometrology Atomic Vision instruments which integrate atomic force microscopy
(AFM) technology into certain JPSI measurement and inspection products, such as the Company's Disk Inspection Systems (DIS), to extend their imaging resolution to better than one thousandth of a micron. These new Atomic Vision (AV) systems are currently undergoing evaluation by both the semiconductor and disk drive industries for failure analysis, process control and research and development applications where nanometrology precision is required. JMAR's fully integrated AV systems can rapidly verify and map product flaws of nanometer scale, enable precision optical identification of microelectronic components and perform off-line high speed atomic force scanning of a variety of high value in-process and finished parts.

ADVANCED X-RAY SOURCE DEVELOPMENT

        The Company performs profitable research and development contract work at JRI for third party customers, including the U.S. government. The goals of these efforts are to develop commercially significant products based on the Company's proprietary laser and advanced optical technology. JMAR's contract and company-funded R&D programs have created a broad world-class technology base that provides the foundation for an array of important new commercial product lines and business areas. During 2000, JMAR's revenues from government contracts for advanced lithography constituted approximately 26 percent of the Company's revenues.

        NANOLIGHT BUSINESS AREA. During the fourth quarter of 2000, the Company formed its new NanoLight(TM) division to expedite the commercialization of the Company's proprietary X-ray and related advanced optical technologies. John H. Carosella, who joined JMAR in May of 2000, was named President of this new division which is located in San Diego, California.

        The NanoLight(TM) division includes JMAR Research, Inc. (JRI), the Company's wholly-owned research and development subsidiary. NanoLight's mission is to produce high-value commercial products from JMAR's leading-edge advanced light technologies that were developed during the past decade by JRI. Those technologies include JMAR's patented all-solid-state Brightlight(TM) lasers, the PXS laser plasma X-ray and EUV sources now being developed for use in semiconductor lithography processes, and other advanced applications.

        ADVANCED SEMICONDUCTOR LITHOGRAPHY. Semiconductors are the engines that drive the technology industry. While the economics of most industries are driven by consumption or deterioration, the economics of the semiconductor industry are driven by continuous innovation to satisfy demanding performance goals. Achieving this innovation requires continuing advances in the ability of the industry to produce ever-smaller circuit feature sizes which make it possible to produce more compact, higher density, faster-operating semiconductors.

        Lithography is one of the most critical steps in the production of semiconductors. It is a photographic process which uses precision light sources to copy intricate computer-generated electronic circuit designs onto semiconductor chips. A typical lithography system consists of an illumination source integrated into a printing apparatus known as a "stepper" or an "aligner". The combined system is installed in the semiconductor fabrication line. In order to make the smaller circuit feature sizes needed to meet the future needs of the rapidly growing microelectronics industry, next-generation lithography (NGL) systems, employing shorter wavelength illumination sources, will be required. JMAR believes it is the leading developer of a compact high-intensity X-ray lithography source intended to address the need for next generation lithography technologies.

        In X-ray lithography, the illumination is provided by an X-ray source. JMAR's point source X-ray lithography technology utilizes the Company's patented Britelight(TM) high-power, picosecond-class, diode-pumped solid state laser technology to generate the X-rays required to print microscopic circuits finer than 0.15 micron feature sizes (one micron is about one-one hundredth of the thickness of a human hair).

        As the semiconductor industry moves toward squeezing more and more circuits onto each chip, uncertainty exists as to whether current optical lithography technologies will remain either feasible or economically viable. Major reasons to develop and adopt new advanced lithography technologies include the need for new light sources that can efficiently deliver the shorter wave lengths required, and the lack of availability and high cost of appropriate optical materials. Extensive process development work at several leading centers around the world has demonstrated the viability of X-ray lithography to produce these smaller feature sizes using large immobile X-ray sources known as "synchrotrons". The Company believes that most of the semiconductor industry considers these synchrotron sources to be overly cumbersome, too expensive and extremely inflexible for anything other than scientific feasibility and proof-of-principle demonstrations.

        The goal of JMAR's XRL program has been to provide an acceptable alternative to the synchrotron for semiconductor manufacturing applications by developing a proprietary compact point source that, when completed, is expected to be economically competitive with and no larger than conventional optical lithography sources. JMAR's Picosecond X-ray Source ("PXS") is only a few cubic feet in size, consisting of several individual modules each powered by the Company's patented Britelight(TM) laser. These modules produce a rapid train of very short and powerful light pulses having intensities of many hundreds of trillions of watts per square centimeter that are focused into a microwave-oven-size chamber to produce X-rays. The Company believes that once these much smaller and more cost effective X-ray lithography systems become commercially available, they will be well received by the semiconductor industry.

        Semiconductors are manufactured using a variety of substances, with the predominant substrate being silicon. Other substances, often referred to as "compound semiconductors," are used for certain, specific applications, such as for ultra-high speed communications semiconductors. The compound semiconductor material which has been used most frequently for these high-speed purposes has been Gallium Arsenide (GaAs). Until recently, GaAs has been used principally for military communications applications, but its commercial uses have been increasing. The market for gallium arsenide chips, which presently stands at about $2 billion, is expected to grow at a solid 30% per year through 2004, when it is estimated to hit $6 billion. The "high bandwidth" segment of this market is reported to be growing at an even faster rate. The Company believes that X-ray lithography could play a key role in enabling the cost-effective manufacture of the high performance circuits needed for these applications.

        Historically, manufacturers of Gallium Arsenide chips have not achieved the high volumes of wafer throughput as are required by the silicon manufacturers. As the demand for gallium arsenide chips grows, there will be a need for higher throughput lithography processes. JMAR believes its X-ray lithography source technology will enable GaAs semiconductor manufacturers to increase their throughput compared to existing processing methods. Following planned increases in the throughput of its PXS source, JMAR believes its source will play a significant role in silicon semiconductor manufacturing in the future. See "Market-Advanced Lithography" below and "Factors That May Affect Future Results" in the Management's Discussion and Analysis below.

        JMAR's advanced lithography development program has benefited from the investment of in excess of $30 million in Company and government funds over the past decade. In January 1994, after working on company funds and relatively small government funded X-ray lithography R&D contracts, JMAR received a $6.9 million multi-year contract to develop its laser-plasma PXS for use in a point source X-ray stepper system. In July, 1998, JMAR received an additional $13 million multi-year contract to continue this development and to construct an X-ray lithography point source demonstration system. In June, 2000, JMAR began another two-year $12.8 million phase of source development aimed at integrating its scalable, modular X-ray source with an X-ray stepper supplied by SAL, Inc., a leading X-ray stepper manufacturer, and installing this integrated system at a semiconductor manufacturing demonstration test site. These contracts were issued by the U.S. Army Research Laboratory and are sponsored by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense.

        During the course of this work on its X-ray lithography program, JMAR has achieved several major X-ray production performance milestones which it considers to be important breakthroughs. In the past 1-2 years, the Company demonstrated the feasibility of superimposing simultaneous laser beams from multiple Britelight modules within spot sizes of a few microns and time scales of a few trillionths of a second. This has led to substantial increases in the X-ray power output of the PXS. In certified testing in December 2000, the power output from the PXS improved from 3 watts in 1999 to 21.5 watts of 1-2 nm wavelength synchrotron-like X-ray emission. The Company believes that this most recent X-ray output increase positions JMAR's PXS sources as a near-term enabling technology for the higher-volume, cost-effective production of GaAs chips required for the rapidly expanding, highest bandwidth wireless and optical communications markets.

        During 2001, JMAR will continue to refine its PXS technology with the objective of meeting a target of integrating PXS sources into one or more available X-ray steppers for commercial or military gallium arsenide chip manufacturers before the end of 2001. In addition, JMAR will be working to scale-up the PXS to deliver higher wafer throughput lithography sources for both gallium arsenide and specialty silicon processing systems for demonstration in 2002.

        In January 2001, JMAR announced that it awarded an initial phase contract valued in excess of $1 million to SAL, Inc. ("SAL"), headquartered in Burlington, Vermont, to start construction of an XRS 2000 Nano Pulsar X-ray Lithography system which will be powered by a JMAR PXS-125 laser plasma X-ray source. In addition to the JMAR PXS-125 and SAL's wafer stepper with its supporting hardware, the complete Nano Pulsar system will include a collimator developed by X-ray Optical Systems, Inc., under contract with JRI. This will be the first X-ray point source system with a collimator intended for semiconductor manufacturing.

        JMAR's high-power X-ray point source is also unique in the world in its ability to accommodate an X-ray collimator at close proximity, and hence with large collection efficiency. JMAR has subcontracted this collimator development to other DARPA-sponsored companies and national laboratories. This effort has produced the world's first full-field illumination collimators, with a recently measured lithography exposure "gain" of 12 at the 90 cm point source to mask/wafer exposure distance. A gain of 12 means that the exposure of the wafer is 12 times faster than without the collimator and the illuminated field is free from the distortions which are associated with an uncollimated point source.

        Combining the high X-ray power output with the expected gain enhancement from the X-ray collimator, JMAR believes that its PXS is able to meet a throughput performance that is sufficient for initial GaAs commercial foundry needs, and far exceeds the performance of any other existing X-ray point source. It represents a significant advance in the Company's drive to develop a compact, lower-cost alternative to the large, costly synchrotrons for advanced semiconductor lithography and other applications.

        HIGH PERFORMANCE "SOFT" X-RAY SOURCES FOR METROLOGY APPLICATIONS. The Company's NanoLight division is seeking to commercialize other applications of its PXS technology. The Company believes that the very small, less than ten microns in diameter X-ray spot size generated by the PXS coupled with its one nanometer wavelength X-ray output also opens the door for JMAR to produce additional major-market commercial X-ray systems for a range of processing applications such as semiconductor wafer inspection for failure analysis, fault detection, metrology of lithography and in-line defect or contamination detection. Rather than using multiple PXS modules as is the case for lithography and other higher power applications, these X-ray tools are expected to utilize a single PXS module for high resolution X-ray imaging, X-ray fluorescence and X-ray photoelectron spectroscopy.

        BEDE INVESTMENT. In May 2000, JMAR executed a series of technology, financing and investment agreements (the "Agreements") with Bede Scientific Instruments Ltd. ("Bede"), of Durham, England, a leading provider of advanced X-ray -- based instruments for the semiconductor industry. Under the Agreements, JMAR acquired rights to apply Bede's proprietary X-ray source and optics technologies to certain nano-imaging and metrology applications for the semiconductor industry. JMAR also made an interest-bearing loan to Bede in return for which it received the right to purchase a minority interest in Bede on attractive terms.

        Bede, which was privately held at the time of the Agreements, completed its initial public offering on the London Stock Exchange in October 2000. At the IPO, JMAR exercised an option which converted approximately $86,000 of its loan into 1,935,500 freely-tradeable shares worth, at that time, approximately $5,350,000. JMAR subsequently sold 46% of those shares in December 2000 realizing a gain of $2,184,476 and continues to hold the remainder of its initial stake in Bede.

SEMICONDUCTOR PRODUCTS AND PROCESSES:

        During 2000, the Semiconductor Products and Processes segment conducted by JMAR Semiconductor, Inc. ("JSI") accounted for approximately $3.9 million, or 20 percent of the Company's revenues. This segment is comprised of the following three areas:

        COMMUNICATIONS PRODUCTS. This is the emerging growth area for JSI and the main thrust of JSI in 2000 and beyond. This business area focuses on the introduction of a series of proprietary standard semiconductor products used in communications systems, including computer networks, to increase the rate of transfer of data, voice and video traffic. This area is specifically targeted at the rapidly growing Local Area Network (LAN) and Wide Area Network (WAN) sectors of the communications market. In 2000, JSI made substantial progress toward transitioning the thrust of its business to high margin, proprietary standard products for the communications sector including Internet applications with the introduction of its high performance First In First Out ("FIFO") memory line.
In addition, several new products moved to the later stages of development readying them for expected introduction in 2001. The extensive semiconductor design, manufacturing and engineering capabilities originally established by JSI to support its Custom ASIC product area play a key role in enabling JSI to develop and produce state of the art semiconductors for the communications market.

        In 2000, JSI entered into several strategic relationships including agreements with 1st Silicon, a newly established wafer foundry located in Kuching, Sarawak Malaysia, a wafer and packaged product manufacturing and supply agreement with MacroTech Research headquartered in Taiwan for access and logistic support to the foundry capacity of Taiwan Semiconductor Manufacturing Corporation (TSMC) and a key distribution and sales agreement for its newly developed standard semiconductor products with All American Semiconductor, the fifth largest semiconductor distributor in North America. In 2000, JSI introduced its first standard semiconductor product in the form of its VeloSync(TM) Family of high performance FIFO memories. Substantial progress was also made in the development of other high performance products slated to be introduced in 2001, including Fast Ethernet transceivers and media access controllers.

        CUSTOM APPLICATION SPECIFIC INTEGRATED CIRCUITS ("ASIC'S"). JSI's Custom ASIC business area provides fully packaged custom complementary metal-oxide semiconductor ("CMOS") gate arrays, standard cells, and mixed signal circuits that are designed to meet customer's specific needs. In 2000, JSI shipped finished products to several customers, including, KOFAX, Plexus, Inc. and Applied Microsystems, among others. JSI's capabilities in this area were bolstered dramatically with the signing of several sourcing and support agreements involving state-of-the-art foundry technologies and libraries in 1999. Although its capabilities in this area remain strong, JSI made a conscious business decision in 2000 to minimize sales efforts in this area to focus its engineering resources on the development of its high potential gross margin standard products for the communications marketplace.

        TECHNOLOGY SERVICES. During 2000, the Technology Services product line accounted for approximately 18 percent of the Company's revenues. The Company provides technology development and high-value technology services to other semiconductor producers in the aerospace and defense industries. This area of the business provided the majority of revenues for JSI in 2000. Largely based on a contract originally awarded to JSI by General Dynamics Information Systems in 1998, this area continued to expand and grow in 2000. Work under this contract includes the development, construction and operation of a new semiconductor wafer fabrication facility at McClellan Air Force Base in Sacramento for the Defense Microelectronics Activity. This facility was completed in 1999 with facility qualification and process development continued throughout the year 2000. The outlook for the Technology Services area remains strong.

        In 2000, JSI continued its Technology Services work under contracts awarded in 1998 from TRW Inc. and General Dynamics Information Systems. Under these ongoing programs, JSI uses its unique semiconductor industry experience and existing relationships to define and/or acquire the technologies needed to support their customers' missions. New long-term programs were captured for the placement, implementation and maintenance of these new state-of-the-art technologies. In a unique arrangement, JSI maintains access to use these facilities to support its commercial design and wafer fabrication needs. In 2000, JSI expanded its relationship with the government customer funding the work in this area by entering into a Cooperative Research and Development Agreement (CRADA) with the Defense Microelectronics Agency (DMEA) that designates JSI as the commercial interface for the use of the DMEA capabilities by other aerospace contractors. JSI expects to begin to generate revenue from this commercial agreement starting in 2001.

MARKET

        The Company's technology base has applications in several market areas:

MICROELECTRONICS EQUIPMENT

        MEASUREMENT AND INSPECTION SYSTEMS. In this market, the Company concentrates on providing manufacturing equipment for the microelectronics industry, including applicable sectors of the semiconductor, bio-chip, printer systems and computer disk drive industries. The Company believes that the total annual sales for all companies in the niches within this market in which it currently competes is about $160 million.

        The Company provides equipment needed to improve manufacturing process yields in environments where precision sub-micron accuracy and repeatability for parts measurement or inspection are required and contact between the measurement device and the products could result in damage or contamination. The Company uses non-contact technologies such as optical/video with image analysis, atomic-force microscopy and laser distance probes. By combining its expertise in non-contact technologies with strong systems integration skills, JMAR believes it is able to provide the solutions required by these targeted market segments. The Company also believes that the trend toward smaller and more intricate electronic devices will continue to increase the demand for non-contact technologies and parts handling, higher resolution imaging of flaws in parts and full system integration to provide the turnkey solutions in which it specializes.

        LITHOGRAPHY SYSTEMS FOR BIO-CHIP APPLICATIONS. The Company provides micro-positioning lithography alignment systems and non-lithography micro-array positioning subsystems for the biochip industry. These systems enable the fabrication of bio-chip products for a range of material identification applications as well as for improving the diagnosis, monitoring and treatment of many diseases. DNA biochips manufactured by the Company's customers are also being used for managing genetic information that can contribute to the study of the human aging process and the Human Genome.

        According to the October 25, 1999 Business Week magazine, surveys by brokerage houses and market-research firms indicated an immediate market for biochips of about $1 billion, with the potential to grow rapidly in the next decade. The Company believes its systems can find use in a number of applications by a variety of companies in the biochip and biomedical industries and is pursuing these opportunities.

        POSITIONING AND MOTION CONTROL SUBSYSTEMS. Positioning components manufactured and sold by the Company include air bearing, cross-roller bearing and linear motor positioning stages and motion controllers with positioning accuracies ranging from 0.05 microns to 10 microns, motorized x-y tables, z-elevators, linear and rotary stages, and complete motion control solutions. These products are incorporated into the Company's measurement, inspection and other manufacturing system products and are also sold to major semiconductor equipment OEM's for sophisticated surface analysis and inspection equipment, and to manufacturers of biochip micro-array systems. The Company believes that the total annual sales in the niches within this market in which it currently competes is about $80 million.

        ADVANCED LITHOGRAPHY. The total size of the lithography system market is substantial. The semiconductor industry purchases between 1,500 to 2,000 new lithography systems per year at prices ranging from approximately $700,000 to $8 million, depending upon the circuit feature sizes and other factors. Historically, as circuit feature sizes have become smaller, the prices of the lithography systems have increased rapidly.

        Semiconductor manufacturers purchase lithography tools from established optical stepper suppliers. The principal suppliers of optical lithography steppers for high volume semiconductor production are Nikon, Canon, ASML, Silicon Valley Group Lithography (SVGL) and Ultratech Systems.

        The Company understands that Canon and SVGL have also developed prototype X-ray lithography steppers for use with synchrotrons. In addition, Semiconductor Advanced Lithography, Inc. (SAL), a privately-owned company headquartered in Vermont, was established several years ago to focus on the X-ray lithography ("XRL") stepper market. According to SAL, as of the end of 2000, a total of 19 X-ray steppers have been sold worldwide for X-ray lithography process development primarily for use with synchrotron X-ray sources. Fifteen (15) of those have been provided by SAL.

        JMAR believes that it is the leading developer of X-ray lithography "point sources". The Company further believes that its current X-ray power output is sufficient for commercially viable Gallium Arsenide chip production. Once its X-ray output attains levels adequate for commercially viable silicon chip production rates, JMAR believes its PXS X-ray systems will provide the silicon semiconductor industry with a lower cost, much more compact and flexible alternative to synchrotron facilities for X-ray lithography process development and production. JMAR also expects its PXS will provide a much lower cost alternative to the EUV systems currently under development for Next Generation Lithography.

        The silicon semiconductor industry is currently transitioning its highest performance fab lines to the initial production of circuitry having feature sizes as small as 0.18 microns (critical dimension). The Company understands that, with the exception of SAL, the primary focus of stepper manufacturers for the near-term will continue to be on the marketing of optical lithography steppers. The "International Technology Roadmap for Semiconductors ("ITRS")" 1999 Edition, sponsored by the Semiconductor Industry Association, projects that 0.13 micron generation lithography will also use optical technology. The "next generation lithography" (NGL) technologies competing to succeed optical lithography processes for the silicon market are XRL, extreme ultraviolet (EUV), electron beam and ion projection technology. Each of these NGL technologies has its major semiconductor manufacturer proponents. X-ray lithography process development has been conducted over more than a decade, by several other organizations, including IBM and several large Japanese semiconductor companies, using synchrotron X-ray sources. The Company and other proponents of XRL believe that as a result of this effort, XRL is the most advanced and mature technology for the 0.10 micron generation and beyond.

        Each of the NGL technologies has technical issues which need to be addressed before it is adopted for use by the silicon semiconductor industry. In addition, the extension of optical lithography technologies to smaller feature sizes has its own limitations to resolve. The principal roadblocks to the adoption of XRL often cited by critics are the high cost and time required to modify current factory designs to accommodate synchrotron X-ray sources and the difficulties in manufacturing lithography masks having feature sizes of 0.10 micron and below. The principal roadblocks often cited by critics for the extension of deep UV lithography technology to 0.13 micron feature sizes is the availability of the required optical components and the projected higher costs of the masks and stepper systems.

        The demand for ultra-high speed communications devices is increasing rapidly. The principal application is for routers and switches in fiber optic networks being created to handle the "last mile": delivery of fiber optic services from the main trunks to the factories, office buildings and eventually homes of users. These devices need to transfer data at 40 gigabits per second or faster. Gallium Arsenide, not silicon, is the material of choice for many semiconductor components operating at these ultra-high bandwidths. By some estimates, the GaAs chip market is growing 30% per year, with the market for the highest-speed devices increasing faster -- 170% annually.

        GaAs devices which operate at ultra-high bandwidths need to have transistors imbedded in the chips which use a gate technology, commonly referred to as "t-gate." Current and envisioned optical and EUV lithography systems cannot produce these "t-gates." Electron beam systems and X-ray lithography can produce these "t-gates." JMAR believes that its PXS point source X-ray technology is capable of greater throughput and will be economically superior to these electron beam systems and is ideally suited to meet the need for a cost effective lithography process to satisfy this demand.

        The Company's XRL program is focused on the development of the PXS as a commercially-viable X-ray source initially for the Gallium Arsenide chip market and then for low-volume production, process development applications for the silicon chip market, and ultimately as an alternative to the synchrotron and other NGL technologies for high volume production of silicon chips. Commercial PXS source/stepper systems for XRL are expected to cost less and be of comparable, or smaller, size than projected optical DUV stepper systems for the
0.13 micron generation of silicon production and beyond.

        At the present time, the Company believes that the market for point source X-ray lithography systems for the next few years is limited to the sale of systems to support the Gallium Arsenide chip market. It is estimated that these systems will be priced in the $8 million range. The Company expects the market for XRL steppers for the GaAs market to expand as more GaAs manufacturers seek to develop and sell the higher bandwidth chips. If XRL is adopted by the silicon semiconductor market, the units sold in this market should increase substantially.

SEMICONDUCTOR PRODUCTS AND PROCESSES

        JSI designs and produces fully packaged custom microcircuits commonly referred to as ASIC's. These devices serve the non-captive portion of the ASIC market, which was estimated to be in excess of $12 billion in 2000, and is forecast to grow to over $14 billion and $23 billion by 2002 and 2004, respectively*. JSI produces CMOS gate arrays, standard cells, and mixed signal circuits designed to meet specific customer needs. It currently offers designs and products using technologies from 0.18 micron to 1.0 micron (transistor gate length) for digital and advanced analog designs.

        Starting in 1999 and continuing throughout 2000, JSI took major steps to leverage its existing core competencies to position the Company as a leading, high-growth "fabless" provider of high-speed semiconductor products and design services targeted at the communications marketplace for voice, video and data transfer.

        Market researchers forecast that the communications integrated circuit market will be the driving force in semiconductor demand over the next five years growing from $27.5 billion in 1999 to over $48.5 billion by 2004 with its rapid growth driven by the strong worldwide demand to accelerate the transmission of Internet, voice and video data to ever-faster rates*. In 2000 JSI began shipping products to address the needs of this market and capitalize on this significant growth opportunity.

        The Company has generated a road map of designs and product offerings to accomplish its strategy for market penetration. Total revenue for semiconductor Wide-Area Network (WAN) and Local-Area Network (LAN) chips is projected to grow from approximately $2.3 billion to over $7.5 billion in 2004*. Strategically, JSI is focused on serving the WAN marketplace, however due to longer developmental time required for these more sophisticated higher selling price circuits, JSI has also tactically approached the LAN market first. Its revenues from the commercial sales of communications chip products are expected to commence in the first half of 2001. Furthermore, the current LAN product development program will provide stepping-stones leading to the subsequent development and market introduction of a planned series of high-value WAN products.

        The Company's telecom semiconductor roadmap includes introductions in three new product areas; (i) high performance specialty memories, including high-speed First-In, First-out (FIFO) memories, (ii) high performance local area network interface chips, including Fast Ethernet and Gigabit Ethernet transceivers and Media Access Controllers and (iii) Application Specific Standard Products (ASSP) for the WAN and SONET markets which will include network processor-class products.

        FIRST-IN-FIRST-OUT MEMORY (FIFO). The First-in-First-out (FIFO) memory market opportunity was estimated at approximately $300 million in 1999 and is forecasted to grow to $510 million by 2004 due to ever-increasing product performance demands*. FIFO's are widely used in the communications industry as data handling chips that buffer and re-transmit data in a stream. JSI has introduced its unique high-speed FIFO standard memory products to gain market presence in the telecom marketplace.

Full-scale production commenced in the third quarter of 2000, with production shipments made to JSI's distributor, All American Semiconductor, in late December. JSI plans to broaden its FIFO family product offerings by introducing additional new designs throughout 2001.

        APPLICATION SPECIFIC STANDARD PRODUCTS (ASSP). JSI's advanced ASSP products are currently in the product development stage. This multi-stage development program is underway to produce high performance network specific semiconductors for both the LAN and WAN segments of the market. In 2000 the development of JSI's line of high performance transceiver chips took shape, readying the products for introduction in 2001. The Ethernet transceiver market, including 10baseT, 100baseT (Fast Ethernet), and Gigabit Ethernet, was forecast to be $638 million in 2000 and growing at a compounded annual growth rate (CAGR) of 26% to a forecasted market of $2.047 billion in 2004*. JSI's transceiver products are targeted to serve this market.

Also progressing in 2000 was JSI's Fast Ethernet and Gigabit Media Access Controller chip. Scheduled for introduction in the third quarter of 2001, this high value product is targeted at a market forecasted to grow at a CAGR rate of 43%, rising from a modest $18 million in 2000 to $55 million in 2004*. This important technology will also be key for future product integrations at JSI.

        Longer term, JSI is focused on producing high-speed switching class products with leading-edge features demanded by the marketplace. Planned features include embedded network processing, programmability (both hardware and software), encryption, high-speed and flexibility of use, all of which are expected to continue the trend for this class of products to generate very attractive gross profit margins. ASSP products are in high demand and are drivers of product innovation. JSI has a solid understanding of the development and production costs for these devices. The Company believes that gross margins in excess of 60% are possible for these products.


MANUFACTURING

        The Company believes that alternative suppliers are readily available for most of the critical components that it requires to manufacture its precision instrument products. During 2000, the Company expanded its internal machine shop capabilities at JPSI to enable it to fabricate many components previously purchased from outside suppliers. With this expansion, JMAR continues to realize improved costs, quality, and lead times that it believes will improve its overall competitiveness in the marketplace. Due to the complex nature of the capital equipment that the Company manufactures at its Precision Systems division, it purchases a substantial amount of "off-the-shelf" components from outside vendors for integration into its final systems. These items include computers, optics, television cameras and motors. In the past, the Company has encountered some difficulties procuring these items but does not rely on exclusive sole source suppliers. Accordingly, it does not currently expect parts availability to create any significant problems in the foreseeable future.

        JMAR has installed and integrated an internal information system which includes a management information system that supports a fully integrated material requirements planning system that is run on an internal local area network. This system, which enables JPSI to control its material requirements and production planning, as well as all phases of production, was expanded in 1999 to improve the Company's quality assurance program. Those improvements contributed to JPSI's receipt of its ISO 9001 re-certification. Improvements were also made in JPSI's communication network to speed responses to its customers.

        Due to the complexity of the equipment that the Company's Precision Systems division manufactures, delivery times after receipt of an order typically range from 30 to 90 days for standard products and from 90 days to one year for customized and special products.

        JMAR's Semiconductor Products and Processes division is a "fab-less" supplier of products based on its existing semiconductor design and engineering capabilities. To enable this, it has established manufacturing supply arrangements with multiple semiconductor manufacturers for


*Market forecast information from the following Gartner Group/Dataquest reports:
Worldwide Communication Semiconductor Forecast dated January 22, 2001, LAN Semiconductor Applications and Market dated December 18, 2000, WAN Semiconductor Applications and Market dated January 22, 2001 and Worldwide Semiconductor Trends and Forecast dated November 6, 2000.

semiconductor wafers, technology, design, and manufacturing support. The
Company believes its flexible manufacturing agreements with multiple sources give JMAR Semiconductor the ability to offer a much broader variety of higher performance products than could be economically produced if it maintained its own fabrication facilities. Since JMAR Semiconductor is a fabless operation, its time schedule for the development, manufacture and sale of its products is dependent on the availability of capacity at outside foundries. Early 2000 was an unprecedented time for the semiconductor foundries used by JMAR. Capacity was at an extreme premium and even the largest fabless chip companies were scrambling for wafers. JMAR was impacted early in 2000 by the loss of foundry capacity at its prime wafer source. Considerable effort was expended throughout the year to obtain reliable foundry sources for its future needs. JMAR believes it has secured adequate foundry capacity for those needs.


RESEARCH AND DEVELOPMENT

        Company-funded expenditures for research, development and engineering ("RD&E") were $2,299,635, $2,105,294, $2,026,482, $1,699,010 and $1,304,119 for
the years ended December 31, 2000, 1999, 1998, 1997 and 1996, respectively. Total expenditures for RD&E, including funding provided by third party contracts from the U.S. government and other companies were: $6,424,830, $7,250,287, $5,863,796, $3,186,149 and $2,441,184 for the years ended December 31, 2000,
1999, 1998, 1997 and 1996, respectively.

        JMAR Research is performing R&D contract work based on its advanced solid state laser technology. This work, which has important potential commercial applications, is funded by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense and other customers. Government funding for these dual-use technologies, however, is very vulnerable to changes in the political environment. For this reason, the Company is exploring strategic alliance discussions with commercial microelectronics manufacturers to enlist their participation in the continuing development and commercialization of this technology.

        Some of the more significant research and development projects the Company has worked on in 2000 include (i) the continued development of PXS point X-ray and EUV sources for lithography for the semiconductor industry and other metrology applications; (ii) the continued development of new communications semiconductor products; (iii) the development of new software for the Company's test and measurement systems; and (iv) the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries

        The main R&D emphasis in 2001 at JMAR's Research and NanoLight divisions is the production of a modular PXS X-ray source to be integrated with a SAL stepper for placement in a foundry for performance validations and process evaluations during 2002.


DISTRIBUTION

        JMAR sells its products on a worldwide basis. It uses a combination of direct regional sales personnel, distributors and sales representatives to market its products in the United States. Foreign sales are handled through independent distributors and representatives. The distributors normally purchase equipment for their own account and resell it to the end user in compliance with local laws and customs. They are normally appointed as exclusive distributors or representatives for either a geographic area or a targeted product line and are responsible for service support, training and installation to local customers.

        During 2000, JSI entered into a distribution agreement with All American Semiconductor, Inc. ("All American"), a leading national distributor of semiconductor and electronic components. Under the agreement, All American, which maintains offices throughout North America and is recognized as the nation's fifth largest distributor of semiconductors, became the premier, non-exclusive stocking distributor for a range of JSI's standard, proprietary and certain custom semiconductor products. Additionally, in late 2000, All American began to purchase sufficient quantities of chips from JSI to establish and maintain a representative inventory to provide adequate and timely delivery to customers. They are now working closely with JSI's sales force to develop the market for current and future chip products, including "design-ins" where customers design their products to specifically operate with JSI's chips.

IMPACT OF UNCERTAIN ECONOMIC ENVIRONMENT

        There has been much discussion in the media about the current downturns in both the U.S. and the world economies and the impact of those downturns on the Technology Industry. The Company sells its products primarily to much larger technology companies who either use them to manufacture their own micro-electronic components or integrate them into electronic products which they market directly to end users. Therefore, JMAR could be vulnerable to any economic downturn which affects the viability of that portion of its customer base, but it could also benefit from the increase in R&D funding which often becomes available at such times.

        When the Technology Industry fails to upgrade its basic semiconductor technology on a timely basis, inventories on customers' shelves start to climb. End product manufacturers begin to curtail purchases so chip manufacturers start slowing production. That is precisely when the Tech Industry needs to ramp-up R&D budgets to accelerate the development of new high-impact, higher performance products -- and we see signs of that beginning to happen at some of the major chip firms.

        Two of JMAR's three operating divisions: JPSI and JSI are primarily engaged in producing relatively high-end technology products and services, some of which can contribute to the creation of revolutionary new products of the type needed to jump-start the Industry. However, neither of them is postured to take the lead in creating such products. Accordingly, the Company believes that the future near-term business prospects of those two divisions will depend primarily on the general level of economic activity in the Technology Industry marketplace.

        On the other hand, JMAR's NanoLight organization, at the core of which lies JRI -- the Company's source of more than a decade of innovative Advanced Light technology -- is postured to play a key role in helping the semiconductor industry begin to re-assert itself in the near future. Its new lithography technology is helping to lay the foundation for the production of advanced semiconductors that could provide the foundation for a wide-range of new end products, the capabilities of which will only be limited by the creativity of the overall Industry.

        JMAR's NanoLight organization, though capital limited today, is rapidly moving to assemble all of the capabilities needed to provide the communications industry with the ability to manufacture higher performance, more cost-effective electronic circuitry having the potential to transport voice, video, and data at much higher rates, and with greater clarity than ever before. By so doing, many prototype or yet undemonstrated consumer, business, scientific and military product applications, not practical today, because of poor economics, insufficient band width (or speed), or both, may suddenly be brought to life and inserted into the mainstream economy with the improved speeds and economics made possible by their more powerful semiconductor chips. JMAR expects that its rapidly advancing lithography technology, now nearing practical application at JRI, will begin to play an ever-growing role in enabling chip manufacturers to produce higher performance semiconductor products targeted, initially, for the high band-width communications market.

        The Company believes that the diverse, but inter-related content of its technology business provides JMAR with a mutually-complementary and mutually-supportive business base that should "tide" JMAR through any major Technology Industry slump. This business base, which includes important R&D contract support from the U.S. government, also places the Company in a good position to contribute to, and benefit significantly from, the expected upturn in the Technology Industry.

COMPETITION

MICROELECTRONICS EQUIPMENT:

PRECISION SYSTEMS

        JMAR is an established provider of precision motion control X-Y staging, components and systems. There are three major domestic competitors. These competitors carry a much broader line, have much larger distribution channels, and frequently have a larger stock of off-the-shelf inventory. In addition, there are approximately five competitors (Newport, Anorad, NEAT, Schneeberger and Aerotech) specializing in specific niches. Rather than compete in the generalized motion control and positioning product marketplace, the Company has established itself as an integrator of X-Y positioning and motion control subsystems and platforms for several substantial OEM customers. The Company continues to receive indications that the market for its precision X-Y stages may be larger than originally estimated. Accordingly, the Company expanded its internal machine shop capabilities at JPSI to improve its competitiveness in price, quality and delivery time.

        JMAR believes that it is a recognized leader in measurement and inspection systems utilizing vision and laser based depth probes. There are approximately three major domestic (Newport, OGP and View Engineering) and three major foreign competitors (Mitutoya, Nikon and Zeiss) within JMAR's marketplace. The majority of JMAR's competitors in this area supply standard off-the-shelf measurement and inspection systems for the microelectronics industry. JMAR's strengths against its competition are its ability to integrate its positioning and motion control products with its standard measurement and inspection systems to provide turnkey system solutions for manufacturing, process control and quality control requirements. The Company's vision and laser-based systems are targeted for high-end applications requiring high resolution, sub-micron edge detection, positioning and measurement accuracy. This enables the Company to set itself apart from its primary competitors which choose to compete in the lower resolution marketplace.

ADVANCED X-RAY SOURCE DEVELOPMENT

        The Company believes that it has established itself as the world's leading developer of laser-plasma X-ray lithography point source systems. Although other X-ray point source technologies are under development, the Company also believes that it has achieved X-ray outputs which will enable it to meet a throughput performance sufficient for GaAs foundry needs. This performance exceeds any other existing X-ray point source's delivery of collimated lithography X-ray power. The Company believes that its patented diode pumped solid state laser-driven PXS, when fitted with X-ray collimator devices developed by other DARPA contractors, will be capable of generating X-rays of sufficient intensity to demonstrate 0.10 micron and smaller feature sizes at commercially-viable manufacturing rates, for GaAs chip production and, with planned increases in X-ray power, the Company believes its PXS will produce sufficient X-rays for silicon chip process development and manufacturing in the future.

SEMICONDUCTOR PRODUCTS AND PROCESSES:

        In its recent entry into the Communications Products area, JSI has postured itself as a "second source" for high-speed FIFO memory devices with industry-leading performance. Lower performance FIFO devices are currently produced by Integrated Device Technology, Inc. ("IDT") and Cypress Semiconductor ("Cypress"), both of which are much larger than JMAR.

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


PATENTS AND PROPRIETARY TECHNOLOGY

        During the past several years JMAR's patent protection efforts have produced 11 issued patents containing 295 separate allowed claims covering various types of laser plasma X-ray sources, high-brightness solid state lasers and point-source lithography system technology. The Company has 8 additional, multi-claim patents pending covering advanced collimator technology, improved X-ray source chambers, improved laser amplifiers, internal imaging of semiconductor devices (nanotomography), laser ablation of materials, and ultraviolet and extreme ultraviolet (EUV) microlithography systems, each of which represents a major opportunity for potential growth for JMAR. Furthermore, JMAR Semiconductor's chip design activities have created a substantial body of valuable proprietary technology. During 2000, the review and documentation of patentable technology continued.

        The Company's policy is to apply for a patent on each of its significant inventions not only to preserve its proprietary rights but also to protect against reverse engineering by others and to avoid being "locked out" of the use of its own technology by other patents. However, the Company does not place its principal reliance on patent protection; rather, it seeks to maintain a competitive advantage through an aggressive R&D program, protection of non-patented proprietary data, maintenance of its advanced laser-optics expertise, superior product performance and active marketing of its products. However, it is recognized that lasers and X-ray lithography are the subject of very substantial R&D activity by many very competent companies and that other approaches may be developed and patented, making the field very competitive. The field of semiconductor chip design is also very competitive with patent coverage over many technologies and processes. The Company's Semiconductor division intends to protect to the extent possible, its proprietary chip designs, as well as avoid any patents held by others.


CUSTOMERS

        For fiscal years 2000, 1999 and 1998, the United States Government accounted for approximately 45%, 58% and 33%, respectively, of total sales. A major portion of the Company's government contract sales involves research and development aimed at producing commercially-viable products and technology. Foreign sales accounted for 7%, 11% and 32% of the Company's revenues in 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, IBM accounted for 5.6%, 10.3% and 29.6% of JMAR's revenues, respectively. Installations in IBM's foreign facilities accounted for 0.7%, 6.0%, and 19.9% of the Company's revenues in 2000, 1999 and 1998, respectively, and are included in the above foreign sales numbers. In 2000 and 1999, 16.3% and 13.4%, respectively, of the Company's revenues were derived from sales of DNA biochip lithographic alignment systems to Affymetrix, Inc.


EMPLOYEES

        Currently, the Company has approximately 130 full-time employees. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INFORMATION REGARDING INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT SALES

        The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes. Financial information relating to the Company's segments, significant customers and export sales for the three years ended December 31, 2000 is incorporated by reference from Note 14 of Notes to Consolidated Financial Statements.

ITEM 2. PROPERTIES

        The Company has a total of approximately 73,000 square feet of laboratory, office, manufacturing and storage space under leases between the Company or its three subsidiaries and their respective landlords. The Company's corporate headquarters occupies 4,856 square feet in Carlsbad, California approximately 35 miles north of San Diego International Airport. This lease expires on September 30, 2005.

        NanoLight and JRI lease 9,280 square feet located in the Torrey Pines Business Park in the Sorrento Valley region of San Diego, 15 miles north of San Diego International Airport. The Sorrento Valley space is used for the Company's expanding advanced light technology development activities, including X-ray lithography. That lease expires on February 28, 2003.

        JPSI leases a total of 28,500 square feet of manufacturing, office and storage space in two separate buildings located 25 miles north of Los Angeles International Airport in Chatsworth, California, a suburb of Los Angeles. The facility lease expires in August, 2002.

        JMAR Semiconductor leases 25,556 square feet of office and storage space in Irvine, California south of Los Angeles which expires on August 31, 2005.

        The Company believes that its physical properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        In February 2000, the Company retained Auerbach, Pollack & Richardson, Inc. (Auerbach) as warrant solicitation agent in connection with the exercise of the Company's publicly traded warrants in March 2000. A dispute later arose between the Company and Auerbach regarding the exercisability provisions of Warrants the Company had previously issued to Auerbach as compensation for its services as warrant solicitation agent. This resulted in the filing of a lawsuit by the Company against Auerbach seeking a determination that the Auerbach Warrants are not presently exercisable. In February 2001, JMAR and Auerbach settled the dispute with JMAR agreeing to issue an additional 85,653 warrants at an exercise price of $5.25 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market ("NASDAQ-NMS") under the symbol JMAR. On February 15, 2000, the Company called for redemption of its 2,449,749 Common Stock Purchase Warrants which traded at that time on the Nasdaq National Market under the symbol JMARW. Each Warrant was exercisable for one share of Common

Stock at $5.50 until March 20, 2000. After that time, the Warrants were no longer exercisable, and holders had the right to receive only the redemption price of $0.05 per Warrant. As of the redemption date, March 20, 2000, 2,442,444 Warrants had been exercised and 7,305 Warrants were redeemed. The 2000 and 1999 high and low transaction prices for the common stock as reported by NASDAQ-NMS are set forth in the following table.

                               COMMON STOCK PRICE

                                 HIGH          LOW
                                -------      -------
2000
First  Quarter ..........        22.75         4.88
Second Quarter ..........        11.50         3.50
Third  Quarter ..........        12.50         4.69
Fourth Quarter ..........         8.72         2.50

1999
First  Quarter ..........         2.38         1.81
Second Quarter ..........         2.53         1.88
Third  Quarter ..........         2.03         1.50
Fourth Quarter ..........         4.56         1.50

        As of March 1, 2001, there are approximately 12,600 holders of JMAR's common stock.

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

        Pursuant to the Director Compensation Program adopted by the Company in August, 1997, the Company issued a total of 308 shares of Common Stock in October, 2000 and a total of 508 shares of Common Stock in December, 2000 to its outside directors as compensation for services as a director. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

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

        The Consolidated Statement of Operations for 1996 includes the operations of JMAR Semiconductor since May 1996.

 CONSOLIDATED STATEMENTS OF OPERATIONS DATA -- FOR THE YEARS ENDED DECEMBER 31,

                                           1996               1997               1998               1999               2000
                                       ------------       ------------       ------------       ------------       ------------
Revenues ........................      $ 16,331,090       $ 21,461,627       $ 24,560,834       $ 24,767,740       $ 19,626,600
Gross profit ....................         6,692,136          8,830,316          9,187,891          7,051,994          5,923,223
Operating expenses ..............         6,188,169          7,303,374          8,279,582          9,197,098          9,469,777
Income (loss) from operations ...           503,967          1,526,942            908,309         (2,145,104)        (3,546,554)
Interest expense ................          (288,372)          (181,562)          (181,227)          (240,928)          (136,313)
Interest income .................            61,484             88,402             89,575             25,205            324,550
Other income
  (expense), net ................           327,490             16,503            (27,612)           111,833          2,133,552
Income (loss) before income
    taxes .......................           604,569          1,450,285            789,045         (2,248,994)        (1,224,765)
Income tax (provision) benefit ..           175,000            345,000            (32,204)                --                 --
Net income (loss) ...............           779,569          1,795,285            756,841         (2,248,994)        (1,224,765)
Net income (loss) per basic share               .05                .11                .04               (.12)              (.06)
Basic shares used in
  computation of net income
  (loss) per share ..............        15,582,579         17,065,860         18,046,860         18,045,914         21,468,763



                 CONSOLIDATED BALANCE SHEET DATA -- DECEMBER 31,


                              1996             1997             1998             1999             2000
                           -----------      -----------      -----------      -----------      -----------
Working capital .....      $ 5,743,747      $ 9,634,527      $ 9,213,134      $ 7,468,743      $21,543,381

Total assets ........       15,395,518       17,268,878       22,874,833       20,673,768       34,191,574

Short-term debt .....        2,317,861          922,246        2,693,975        5,195,490        1,291,178

Long-term liabilities          667,310          907,235          475,362          642,913          339,908

Stockholders' equity         9,368,905       12,488,212       13,253,179       10,909,461       28,444,669


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

RESULTS OF CONSOLIDATED OPERATIONS

        Net (loss) income for each of the fiscal years ended December 31, 2000, 1999 and 1998 was $(1,224,765), $(2,248,994) and $756,841, respectively, while income (loss) from operations for those same periods was $(3,546,554), $(2,145,104) and $908,309, respectively. Revenues for 2000, 1999 and 1998 were
$19,626,600, $24,767,740 and $24,560,834, respectively.

        In 1999 the Semiconductor Products and Processes Segment recorded significant revenue compared to 2000 attributable to non-recurring subcontracts related to construction of a semiconductor fabrication facility for the Department of Defense located in Sacramento, California. Furthermore, this Segment's fiscal 2000 revenues were affected by the planned reassignment of a substantial portion of the Company's semiconductor engineering staff from government funded contract chip development work to internally funded commercial product development and marketing activities consistent with the Company's plans to accelerate its entry into the commercial telecom semiconductor product market. This Segment's fiscal 2000 revenues were also impacted by delays in market entry of its new standard products due to the loss of foundry capacity at its prime wafer source in the early part of 2000 and longer than expected time for device testing and qualification. These factors, along with the current semiconductor product market downturn, have caused the Company to temper its previous near-term outlook for its semiconductor chips.

        The Company's operating results in 2000 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics marketplace. These investments include increased payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs. As discussed below, the Company-funded product development expenditures that were expensed totaled $2,299,635 for the year ended December 31, 2000 compared to $2,105,294 for the year ended December 31, 1999.

        The Company's revenues in 1999 compared to 1998 were negatively impacted by a decline in 1999 shipments of the Company's precision instrument products related to the continuing slump in demand triggered by the 1998 Far East economic slowdown which led to a decline in orders for the Company's products from the computer disk drive industry, attributable mainly to technological improvements that enabled significant capacity increases on each disk drive and thus reducing overall demand for the number of disk drive units and a lower demand for capital equipment in that industry. This decline was partially offset by the growth in 1999 compared to 1998 in the Semiconductor Products and Processes Segment and by the growth in 1999 of the Company's lithography equipment sales to the biochip industry.

        The Company's ability to forecast orders for its precision instrument products in its Microelectronics Equipment Segment continues to be somewhat limited due to continuing marketplace uncertainties. In addition, certain of the Company's revenues are from a limited number of customers. As a result, the timing of receipt and shipment of orders for those customers could have a material impact on quarterly results in 2001.

        In 2000, JMAR entered the specialty semiconductor memory products market with its first in a planned series of higher-speed, lower power-consuming memory devices. The first shipment of these chips was made to JMAR's distributor in late December 2000.

        Gross margins for the fiscal years ended December 31, 2000, 1999 and 1998 were 30.2%, 28.5% and 37.4%, respectively. The higher gross margins for 2000 compared to 1999 are primarily due to a decline in the lower margin contract revenues in the Semiconductor Products and Processes Segment. Also included in 2000 is a charge to cost of sales to increase the reserve for excess and obsolete inventory of $250,000 at JPSI. The lower gross margins for 1999 compared to 1998 were primarily due to a decline in sales of the Company's higher margin precision instruments for the computer industry in 1999 compared to 1998, the build-up of expenses associated with the increase in 1999 in the Company's semiconductor-related business, competitive pricing pressures on certain products and a charge to cost of sales to increase the reserve for excess inventory of $389,000. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future. The Company's Semiconductor Products and Processes Segment conducted by JSI is in the process of evolving from a lower profit margin contract development business to a commercial business focused on the communications semiconductor products markets. JMAR believes, but can give no assurance that, as this evolution progresses, a greater proportion of JMAR's sales will be generated by higher profit margin commercial semiconductor products. Therefore, to the extent that the Company's commercial semiconductor products begin to generate a higher percentage of the Company's revenues, the Company's gross margins should improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve its gross profit margins.

        Selling, general and administrative ("SG&A") expenses for the fiscal years ended December 31, 2000, 1999 and 1998 were $7,170,142, $6,916,804 and
$6,153,100, respectively. The increase in SG&A expenses in 2000 is primarily due to an increase in sales and marketing costs in the Semiconductor Products and Processes Segment. The increase in SG&A expenses in 1999 compared to 1998 was primarily due to higher payroll costs related to the addition of senior technical and management staff.

        The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Contract Costs of Sales", totaled $4,125,195, $5,144,993 and $3,837,314 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. The decrease in Customer-Funded RD&E expenditures for 2000 is related to a decrease of $737,128 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits and a decrease of $282,670 in the X-ray lithography program funding provided by DARPA, most all of which is directed toward development of JMAR's X-ray lithography source technology for the commercial semiconductor market. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $2,299,635, $2,105,294 and $2,026,482, for the fiscal years ended December 31, 2000, 1999 and 1998, respectively. Hence, total RD&E expenses for those three years were $6,424,830, $7,250,287 and $5,863,796, respectively. Capitalized software development costs of $2,325,075, $342,383 and $451,185 for the years ended December 31, 2000, 1999 and 1998, respectively, are not included in the above amounts. Including capitalized software development costs, RD&E expenditures as a percentage of sales were 44.6%, 30.7% and 25.7% for the years ended December 31, 2000, 1999 and 1998, respectively. RD&E expenditures are primarily related to the continued development of PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications, the continued development of new communications semiconductor products, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

        Included in 1999 is an accrual of $175,000 in termination costs for a former employee. Included in 1998 is a writedown of $100,000 related to certain fixed assets in the Semiconductor Products and Processes Segment.

        Interest expense for the fiscal years ended December 31, 2000, 1999 and 1998 was $136,313, $240,928 and $181,227, respectively. Interest expense is significantly less in 2000 versus 1999 due to the repayment of the Company's working capital line (the "Line") with Comerica Bank in late March 2000. The full availability of the Line, subject to the formula discussed below, continues in effect and can be drawn down if needed in the future. The terms of the Line are described in "Consolidated Liquidity and Financial Condition," below. The interest increase in 1999 is related to increased borrowings in that year pursuant to the Line.

        Other income (expense) for 2000 includes a gain of $2,184,476 on the sale of 890,000 shares of Bede in December 2000. Other income (expense) for 1999 includes a writedown of $88,344 of a note receivable from an officer of the Company. Interest and other income (expense) for 1998 includes a writedown of $50,000 of a note receivable from the defunct Santa Fe Laser Company.

RESULTS OF SEGMENT OPERATIONS

Microelectronics Equipment Segment

        Revenue for the year ended December 31, 2000 as compared to the year ended December 31, 1999 for the Microelectronics Equipment Segment decreased $688,889 from $16,464,982 to $15,776,093 or 4%. This decrease is attributable to a decrease in contract revenues in this segment from $6,149,296 in 1999 to $5,263,850 in 2000. Operating loss of the Microelectronics Equipment Segment for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was adversely affected as well, increasing $389,439 from a loss of $2,459,721 to a loss of $2,849,160. This increase is due to lower margins of certain of the Company's precision instrument products.

Semiconductor Products and Processes Segment

        Revenue for the year ended December 31, 2000 as compared to the year ended December 31, 1999 for the Semiconductor Products and Processes Segment decreased $4,452,251 from $8,302,758 to $3,850,507 or 54%. The revenues for 1999 included large one-time subcontracts let in 1999 as discussed above. The revenues of this Segment in 2000 were impacted by the planned reassignment of certain engineering staff from government contract chip development work to internally funded commercial product development and marketing activities to introduce a series of commercial telecom semiconductor chips, also discussed above. This Segment's fiscal 2000 revenues were also impacted by delays in market entry of its new standard products due to the loss of foundry capacity at its prime wafer source in the early part of 2000 and longer than expected time for device testing and qualification. These factors, along with the current semiconductor product market downturn, have caused the Company to temper its previous near-term outlook for its semiconductor chips. Because of the decrease in revenues, as well as the build-up of the sales and marketing staff and infrastructure related to the planned introduction of the Company's new commercial semiconductor chips, operating income (loss) for the year ended December 31, 2000 as compared to the year ended December 31, 1999 decreased from income of $314,617 to a loss of $(697,394).


CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

        Cash and cash equivalents at December 31, 2000 and 1999 were $9,856,768 and $2,323,127, respectively. The increase (decrease) in cash and cash equivalents for the fiscal years ended December 31, 2000 and 1999 was $7,533,641 and $(1,525,056), respectively.

        The increase in cash for 2000 resulted primarily from the exercise of warrants and options, including the Company's publicly traded warrants, of $16,184,320 and proceeds from the sale of marketable securities of $2,224,337 offset in part by payments against the Company's working capital bank line of credit of $3,890,000, software development costs of $2,325,075, cash used in operations of $2,369,276 and capital expenditures of $1,772,228.

        JMAR's operations will continue to require the use of working capital. The Company's working capital availability as of December 31 for each of the five years ending with 2000 is summarized in the Consolidated Balance Sheet Data on page 19. In the past, the working capital of the Company has generally been funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third party contracts. The Line consists of a $5 million primarily formula-based line of credit with interest at prime rate. Of that amount, $750,000 is unrestricted. Advances on the balance of the $5 million Line are based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million), 50 percent of unbilled revenue on a long-term contract and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line. As of December 31, 2000, the Company was in compliance with these covenants. As of December 31, 2000, the amount borrowed pursuant to the Line was $1,100,000.

        During 2000, the funds received from the exercise of warrants and options have been used to help accelerate the Company's development of high-value semiconductors for the rapidly growing Internet and Telecom markets and to help accelerate the development and commercialization of its other high value proprietary products. Management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months based on the current level of operations and business conditions.

        However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including new communications semiconductor products and its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products.

        At December 31, 2000, the Company had in excess of $28 million of Federal net operating loss carryforwards subject to certain annual limitations, which expire from 2004 through 2015. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

        In April 2000, the Company entered into a series of agreements with Bede, including a loan (the "Loan") of 450,000 British pounds, with interest accruing at 10% per annum, plus various equity rights in Bede. The equity rights included the grant of an option to the Company to buy a 10% equity interest in Bede on a fully-diluted, pre-IPO basis for 58,375 British pounds. Concurrent with an initial public offering ("IPO") of Bede and the admission to trading of Bede's shares on the London Stock Exchange on November 6, 2000, the Company exercised its option and purchased 1,935,500 shares of Bede for the 58,375 British pounds exercise price. At the IPO share price of 1.90 pounds and an exchange rate of approximately $1.47 per British pound, the Company's Bede shares were valued at approximately $5.4 million. In addition, from the IPO proceeds, Bede repaid the Company the remaining 391,625 British pounds, plus accrued interest, owed on the unconverted portion of the loan. In December 2000, the Company sold 890,000 shares of Bede for net proceeds of $2.2 million. In connection with that sale, JMAR agreed to restrict the sale of its remaining 1,045,500 shares of Bede without the consent of Bede's underwriter until September 20, 2001.


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

        JMAR's future operating results are also dependent on its ability to develop, manufacture and market, in a timely manner, innovative products that meet customers' needs and the continued growth of the semiconductor, biochip, communications, computer disk drive and general microelectronics industries. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain and requires innovations that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture them in sufficient volumes at acceptable costs to meet demand and establish the necessary sales and marketing capabilities to assure adequate and timely sales volume.

The Company has made substantial progress in its PXS X-ray source development program. However, in order to prove that its technology works and to produce a completed product, the Company must integrate these highly technical and complicated systems into a fully integrated prototype. With any new technology, there is a risk that the market may not appreciate the benefits of the product. In addition, the Company's X-ray source system may compete against other developing technologies including the EUV source development supported by key semiconductor industry participants. Development by others of new or improved products, processes or technologies may make the Company's proposed products obsolete or less competitive. Also, the development of sophisticated laser and X-ray products is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs.

        Along with some of the risks discussed in the preceding paragraph, there is no assurance that the Company will market its Britelight(TM) lasers as stand-alone products or that, if the Company should do so, they will be accepted in the marketplace.

        During 2000, the Company entered the specialty semiconductor memory products market with its first in a planned series of higher-speed, lower power consuming memory devices. The Company will be competing in this market against products from companies who have been selling products into this market for awhile and who have greater resources than the Company. Development by these companies or others of new or improved products may make the Company's products obsolete or less competitive. Also, there is no assurance that these products will be accepted in the marketplace.

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

        JMAR Semiconductor is a "fabless" supplier of products. Accordingly, its cost and time schedule for the development, manufacture and sale of its products are dependent on the availability of capacity at outside foundries.

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

        Recent electrical power shortages in California could have an adverse impact on businesses in California, including the Company. The continuation of significant power outages could result in interruptions in the Company's operations and, together with sharp increases in energy costs, could have an adverse impact on the Company's operating results.

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

        The Company denominates its foreign sales in U.S. dollars and the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with its domestic-based competitors. Foreign currency fluctuations, however, could make the Company's products less affordable in foreign markets and thus, reduce the demand for such products, or could either enhance or reduce the value of certain assets such as the Company's holdings of shares of Bede which are denominated in British pounds.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company owns 1,045,500 shares of Bede. Since its initial placement in November, 2000, the Bede shares have been traded on the London Stock Exchange. The high and low of Bede shares has been 1.10 British pounds and 2.25 British pounds, respectively. JMAR's Bede investment is subject to foreign exchange risk because it is valued in foreign currency (British pounds) and changes in the foreign exchange rate will result in changes in the dollar-denominated value of the Bede investment on the Company's financial statements. As of December 31, 2000, the potential change in fair value of the Bede investment assuming a 10% unfavorable change in the underlying foreign exchange rates would be a reduction in the unrealized gain of approximately $265,000.

        The Company's investment in Bede is reflected in its Consolidated Balance Sheet and Statement of Operations and Comprehensive Income in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for
Certain Investments in Debt and Equity Securities." Reductions in value of the Bede investment are reflected on the Consolidated Balance Sheet as reductions in a current asset and stockholders' equity, and, when realized, as a reduction in the unrealized gain unless the value of the Bede investment declines below the Company's basis of $68,078, at which time the maximum loss to the Company would be $68,078.

        The Company's exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company's consolidated financial statements prepared in accordance with Regulation S-X and Report of Independent Public Accountants are set forth at the end of this Report on pages F-1 through F-19.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The officers and directors of the Company are as follows:

NAME                                   AGE      POSITION
----                                   ---      --------
John S. Martinez, Ph.D.                70       Chief Executive Officer and  Chairman of the Board
E. Fred Schiele                        49       President, Chief Operating Officer and President of JMAR Precision Systems
Dennis E. Valentine                    45       Vice President Finance, Chief Financial Officer and Chief Administrative Officer
Joseph G. Martinez                     43       Vice President, General Counsel and Secretary
John H. Carosella                      57       Vice President and President of Advanced Light Division
Richard M. Foster                      68       President of JMAR Research
Marvin W. Sepe                         45       President of JMAR Semiconductor
James H. Banister, Jr.                 70       Director
C. Neil Beer, Ph.D.                    65       Director
Vernon H. Blackman, Ph.D.              71       Director
Barry Ressler                          60       Director

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

        E. FRED SCHIELE joined JMAR in November 1998 as President and Chief Operating Officer. In November 1999, Mr. Schiele was appointed President of JMAR Precision Systems. Before joining JMAR, Mr. Schiele served for two years as Vice President and General Manager of the Semiconductor Systems Group at ADE Corporation. There he was responsible for the manufacture and marketing of more than $100 million annually in high-speed metrology equipment for the semiconductor industry. From 1993 to 1996 he was Group Vice President, Laser Systems, for Electro Scientific Industries, a leading manufacturer of laser systems for microelectronic repair, trimming, and micromachining. Mr. Schiele received his B.S. in Physics in 1973 and an MBA in Management and Finance from the University of Wisconsin in 1980.

        DENNIS E. VALENTINE has been the Vice President-Finance of the Company since August 1990, Chief Financial Officer and Chief Administrative Officer since March 1991 and was Secretary from January 1992 until August 2000. Prior to joining the Company, Mr. Valentine had over ten years of financial and management experience with Arthur Andersen LLP. His experience at Arthur Andersen LLP included extensive work with public companies and consultation regarding mergers and acquisitions. He was the manager in-charge of the local office merger and acquisition program and was on the Board of Advisors of the Orange County Venture Forum. Mr. Valentine received a Bachelor of Science degree in Business from the University of Southern California in 1978. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

        JOSEPH G. MARTINEZ joined the Company in June 1998 as Vice President and General Counsel and has been the Company's Secretary since August 2000. From 1986 to 1998, Mr. Martinez was employed by Parker, Milliken, Clark, O'Hara & Samuelian, P.C., a Los Angeles-based law firm which had served as the Company's outside general corporate counsel since the Company's inception in 1987. From 1993 to 1998, Mr. Martinez was a shareholder of Parker, Milliken and was the principal attorney responsible for representing the Company. From 1984 to 1986, Mr. Martinez was employed by another law firm in Los Angeles. During his tenure at Parker, Milliken, Mr. Martinez specialized in corporate, securities and general business law. Mr. Martinez received both a Juris Doctor degree from the University of California, Davis and a Master of Business Administration from U.C. Berkeley (with an emphasis in Finance and Accounting) in a Joint Degree Program. He received his B.A. in Genetics from U.C. Berkeley in 1980. Mr. Martinez has been a member of the California State Bar since 1984. Mr. Martinez is the son of Dr. John S. Martinez, the Company's Chairman and Chief Executive Officer.

        JOHN H. CAROSELLA is a Vice President of JMAR and President of the Company's Advanced Light Division. Prior to joining the Company in May 2000, for the prior three years, he was President of Osmic, Inc., a Michigan-based leading developer and provider of advanced X-ray and neutron optical instruments and products for the semiconductor lithography and medical equipment manufacturing industries. Under his leadership, revenues more than doubled to $9 million per year. Prior to joining Osmic, Mr. Carosella served for nine years as President of Speedring Systems, Inc., a precision systems manufacturer where he transformed the company from a $1.5 million per year aerospace contractor to a $10 million per year supplier of precision electromechanical and optical equipment for the commercial imaging markets. Mr. Carosella began his professional career with Eastman Kodak Co., where for 13 years he served as an optical products development engineer and as engineering services manager. Mr. Carosella holds a Bachelor of Science degree in Physics from Worchester Polytechnic Institute and a Master of Science degree in Optical Engineering from the University of Rochester.

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

        MARVIN W. SEPE joined JMAR Semiconductor in July 1996 as Executive Vice President and General Manager and was elected President of that division in May 1997. Mr. Sepe was a director of the Company from July 1996 to December 1997. For the prior 15 years, he was with TRW Components International Inc., a wholly owned subsidiary of TRW Inc., where he served as Director of Business Development for this division of TRW, which grew from $16,000,000 in sales to nearly $40,000,000 under his strategic direction. Previously, Mr. Sepe held other management positions within TRW including Marketing, Programs and Engineering. Prior to joining TRW, Mr. Sepe held the position of Manager of Worldwide Assembly Operations for Silicon General Inc. (1980-1981) with manufacturing operations throughout Southeast Asia, as well as the U.S. He served in the same role at Silicon Systems Inc. (1977-1980), a fast growing start-up operation for custom semiconductors. Mr. Sepe attended Don Bosco Technical Institute, California Polytechnic State University SLO, and holds a Masters Degree in Business

Administration from Pepperdine University. Mr. Sepe has published a number of papers and taught numerous workshops on the economics and use of semiconductors in space applications.

        JAMES H. BANISTER, JR., has been a director since December 1989 and was a consultant to the Company from September 1989 until March 1994. From October 1993 to September 1999, Mr. Banister was President, Chief Executive Officer and a Director of Kinetic Ceramics, Inc. He sold Kinetic Ceramics in October 1999 and formed a new company, Piezomechanical Devices, of which he is President and sole owner. From August 1987 to June 1988 he was President and CEO of MSI, a subsidiary of Olin Corporation supplying Signal Intelligence and electronic warfare equipment and services. When that company was sold by Olin, Mr. Banister retired to manage his personal investments. Mr. Banister was with Physics International Company (which became a subsidiary of Olin Corp. in 1985), from June 1964 to August 1987, successively holding the positions of Contracts Manager, Director of Marketing and Contract Relations, Vice President and Director of Administration and Senior Vice President responsible for finance and administration. From 1953 to 1964, Mr. Banister was with Stanford Research Institute, now SRI International, holding the position of Manager of Contract Administration. Mr. Banister received a Bachelor of Science degree in Business and Engineering administration from MIT and has taken graduate courses in law at Golden Gate College. He has been an officer and director of several subsidiaries of Physics International Company.

        C. NEIL BEER, PH.D., has been a director since July 1988 and was an employee of the Company from May 1991 until November 1992 and a consultant to the Company from April 1993 to September 1993. Dr. Beer currently is the President of SECON, a software and systems engineering company primarily supporting the national intelligence community. Prior to that, he was the Vice President, Advanced Programs of OAO Corporation and prior to that, was the Colorado Space Advocate, responsible for the growth of Colorado's space industry. From September 1986 to October 1989, he was President and Chief Executive Officer of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing and energy conversion hardware. Previously, he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia. Dr. Beer graduated magna cum laude with a B.S. degree in engineering from the University of Oklahoma and received his doctorate in Operations Research in 1972 from that same University. Dr. Beer is recipient of the NDIA Medal for Outstanding Achievement in Space.

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

        BARRY RESSLER has been a director of the Company since January 1994. Mr. Ressler is the Chief Executive Officer and Chairman of the Board of Triton Thalassic Technologies, Inc. (T3I), a company engaged in the non-chemical pathogen inactivation of blood products; photo-activation of therapeutic compounds and the treatment and control of micro-organism contaminated fluids for the paper, automotive, food packaging and pharmaceutical industries. Mr. Ressler is also the President of STAR Associates, Inc., a company engaged in the consultation, strategic planning and project funding of early stage industrial process and therapeutic/diagnostic technologies. From 1983 to December 1993 he served as Chief Executive Officer and Chairman of the Board of Universal Voltronics Corporation (UVC), a public company that developed high-voltage products for defense, medical and industrial applications. In March 1990, UVC became a public subsidiary of Thermo Electron Corp. From 1963 until his appointment as CEO and Chairman, he served in various capacities at UVC. Mr. Ressler is a member of the Biotechnology Center External Advisory Board of the University of Connecticut, advising the University on the expansion of biotechnology research initiatives to foster University and Industry collaborative activities. Mr. Ressler is also a member of the Nauticos Corp. Sciences Business and Technology Advisory Board. Nauticos Corp. has developed advanced side scan sonar, ROV and research protocols used in the discovery of historic and contemporary sunken vessels. Mr. Ressler graduated from the Pratt Institute with a B.S. in Engineering Science.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for services in all capacities to the Company during each of the last three fiscal years of the Company's Chief Executive Officer and the other four most highly compensated individuals serving as executive officers as of December 31, 2000 whose compensation (salary and bonus) exceeded $100,000.

                           Summary Compensation Table


                                                              Annual               Long-Term
                                                       Compensation (1)(3)        Compensation
                                                     -----------------------        Awards (2)
                                                                                 Shares Underlying
                                                     Salary            Bonus       Options and           Other
Name and Principal Position             Year           ($)              ($)        Warrants (#)      Compensation ($)
---------------------------             ----         -------          ------     -----------------   ----------------
John S. Martinez,                       2000         231,000 (6)           0          60,000             88,344 (7)
Chief Executive                         1999         192,500               0          52,000                  0
Officer                                 1998         200,592          87,474          77,960                  0

E. Fred Schiele,
President and Chief Operating           2000         182,500               0          47,994                  0
Officer of JMAR and President           1999         177,500               0          28,000                  0
of JPSI                                 1998           6,827(4)       20,000         150,000                  0


Marvin W. Sepe,                         2000         160,000               0          21,238                  0
President of JSI                        1999         140,000          28,667               0                  0
                                        1998         125,000          13,500               0                  0

Joseph G. Martinez,
Vice President, General Counsel         2000         143,000               0          25,000                  0
                                        1999         135,000               0          13,500                  0
                                        1998          69,578(5)       11,677          50,000                  0

Richard M. Foster,                      2000         125,000          14,000          15,000                  0
President of JRI                        1999         125,000          12,000               0                  0
                                        1998          95,846          26,000               0                  0



--------

(1) Excludes perquisites and other personal benefits, the aggregate annual amount of which for each Named Officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2) The Company did not grant any restricted stock or stock appreciation rights or make any long term incentive plan payments during the fiscal years ended December 31, 2000, 1999 and 1998.

(3) Includes bonus payments under the Management Incentive Bonus Plan (see page 32) earned by the Named Officers in the year indicated for services rendered in such year, but which were paid in the following year.

(4)     Compensation is for one month.

(5)     Compensation is for seven months.

(6) Includes $38,500 in fees paid to Jamar Enterprises, an affiliate of Dr. Martinez, for his services as Chairman of the Board for JPSI, JSI and JRI.

(7) Loan forgiveness income. See "Certain Relationships and Related Transactions" below.

OPTION GRANTS IN THE LAST FISCAL YEAR

        The following table sets forth each grant of stock options and warrants made during the fiscal year ended December 31, 2000 to each of the Named Officers. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the terms if the stock price were to appreciate annually by 5% and 10%, respectively. The assumed values may not reflect actual value at the times indicated.



                                           PERCENTAGE                                                   POTENTIAL REALIZABLE
                             SHARES         OF TOTAL                                                      VALUE AT ASSUMED
                           UNDERLYING        OPTIONS                                                    ANNUAL RATES OF STOCK
                            OPTIONS        GRANTED TO                                                   PRICE APPRECIATION FOR
                            GRANTED         EMPLOYEES      EXERCISE                                          OPTION TERM
                            (SHARES)        IN FISCAL      PRICE PER            EXPIRATION            --------------------------
NAME                         (1)(7)           YEAR           SHARE                DATE (2)               5%                10%
----                       ----------      -----------     ---------          ---------------         --------          --------
John S. Martinez           50,000 (3)         8.27            $4.56           January 1, 2010         $143,500          $363,500
                           10,000 (4)         1.65            $6.50           August 11, 2011           46,200           120,500


E. Fred Schiele            30,000 (6)         4.96            $9.50           March 25, 2005            64,800           140,700
                           10,000 (3)         1.65            $4.56           January 1, 2010           28,700            72,700
                            7,994 (8)         1.32            $5.56           April 14, 2010            27,979            70,827

Joseph G. Martinez         10,000 (5)         1.65            $9.50           February 18, 2010         59,700           151,400
                           15,000 (3)         2.48            $4.56           January 1, 2010           43,050           109,050

Richard M. Foster          15,000 (5)         2.48            $9.50           February 18, 2010         89,550           227,100

Marvin W. Sepe             20,000 (5)         3.31            $9.50           February 18, 2010        119,400           302,800
                            1,238 (8)          .20            $5.94           April 29, 2010             4,630            11,724



----------

(1) Such options were granted under the Company's 1991 or 1999 Stock Option Plan or the JPSI Warrant Plan (collectively "Options"). The exercise price of the options reported above was equal to the fair market value of the Company's common stock at the date of grant. The terms of each such option are determined by the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(2) Options which are unvested at the time of termination of optionee's employment expire at that time. Vested options also expire if not exercised within 60 days after termination of optionee's employment or one year following death of optionee if not exercised by optionee's personal representative. Vested options issued to directors expire one year following resignation as a director.

(3) These options are incentive stock options. They became exercisable on January 1, 2001.

(4) These options are non-qualified stock options. They become exercisable and vest one-third each year commencing on the first year after their grant.

(5) These options are incentive stock options. They become exercisable and vest one-third each year commencing on the first year after their grant.

(6) These are warrants. They become exercisable and vest one-third each year commencing on the first year after their grant.

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

(8) These options are incentive stock options. They became exercisable and vest one year after their grant.

AGGREGATED OPTION AND WARRANT EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

        The following table sets forth for each of the Named Officers (i) the shares acquired and the value realized on each exercise of stock options, if any, by said officers during the fiscal year ended December 31, 2000; (ii) the number of shares of common stock underlying employment-related options and warrants outstanding at December 31, 2000; and (iii) the value of such options and warrants which are "in-the-money":


                                                                         SHARES UNDERLYING             VALUE OF
                                                                            UNEXERCISED               UNEXERCISED
                                                                            OPTIONS AND          IN-THE-MONEY OPTIONS
                                                                            WARRANTS AT             AND WARRANTS AT
                                      SHARES                             DECEMBER 31, 2000       DECEMBER 31, 2000 (1)
                                     ACQUIRED                            -----------------       ---------------------
                                       ON               VALUE               EXERCISABLE/              EXERCISABLE/
NAME                                 EXERCISE          REALIZED            UNEXERCISABLE             UNEXERCISABLE
----                                 --------          --------          -----------------       ---------------------
John S. Martinez                           0           $      0           589,203/156,533          $419,287/$71,202

E. Fred Schiele                       33,333            100,385            69,466/123,195           $28,045/$49,080

Joseph G. Martinez                         0                  0             34,684/53,817           $25,686/$25,753

Richard M. Foster                          0                  0             45,000/15,000                $30,000/$0

Marvin W. Sepe                         2,450              7,197             97,550/21,238                $24,388/$0

--------

(1) Options are "in-the-money" if the fair market value of the underlying common stock exceeds the exercise price of the option or warrant at December 31, 2000. The fair market value of a share of common stock at December 31, 2000 was $3.25 per share as quoted on the NASDAQ Stock Market at the close of trading.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During fiscal year 2000, executive compensation was set by the Board of Directors acting as the Compensation Committee. The Compensation Committee included Dr. Martinez, the Company's Chief Executive Officer, however, the compensation of Dr. Martinez was set by the Compensation Committee members without the participation by Dr. Martinez. Except for Dr. Martinez, each member of the Compensation Committee is neither an officer nor an employee of the Company.

EMPLOYMENT AND CONSULTING AGREEMENTS

        Pursuant to Dr. Martinez's employment agreement, the Company agreed to retain him as Chief Executive Officer of the Company and to pay him an annual salary of not less than $175,000 plus expenses and normal employee insurance benefits and a $600 per month auto lease allowance. The Employment Agreement is automatically renewable on an annual basis unless either party chooses to terminate it no later than 60 days before the end of the year. If the employment agreement is terminated by the Company without cause, Dr. Martinez would become entitled to receive as severance pay an amount equal to 36 months pay.

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

        In 1993, JMAR established a Management Incentive Bonus Plan (the "MIBP") based on profits generated, as well as non-financial goals and stock performance each year. Under the MIBP, an executive's annual performance bonus award generally depends on two performance factors: The overall financial performance of the Company and the performance of the business unit for which the executive is accountable, along with the executive's individual performance. The performance objectives of the Company and the business unit are derived from the Company's Board-approved annual business plan, which includes specific financial performance targets relating to revenue and profits for the fiscal year. MIBP cash bonuses were paid in fiscal years 1997 and 1998 to those employees deemed to have made the greatest contributions toward the Company's ability to generate those profits. Because the Company was not profitable in 2000, no cash bonuses were paid to the Company's CEO, its President or the other members of its Corporate Staff. A cash bonus of $14,000 was paid to Mr. Foster in connection with his services as President of JMAR Research, for achieving the profitability and other goals of that division. Pursuant to the MIBP, options were awarded to the Named Executive Officers in fiscal years 1998, 1999 and 2000. (See "Summary Compensation Table" above).

        In March 1998, the Board of Directors approved a resolution requiring that starting with 1997, a substantial portion of each Management Incentive Bonus earned by its senior officers be used (the "MIBP Stock Ownership Requirement") by such officers to: 1) buy JMAR common shares in the Public Market; and/or 2) exercise existing stock options or warrants, including payment of income taxes (if any) resulting from such option or warrant exercises. The long term goal is for each senior officer designated in the Beneficial Ownership table in this Report to own JMAR shares having a market value of a minimum of one times his annual salary. Once any such designated employee achieves that goal they will no longer be required to allocate a specific portion of their bonus to the purchase of additional JMAR shares unless their share holdings fall below that level. The Company believes that this policy will provide additional incentives to the Company's senior officers to maximize the Company's profits and share price over the long term. Pursuant to the MIBP Stock Ownership Requirement, in 2000 Mr. Marvin Sepe purchased 2,450 shares related to his 1999 bonus.

        In addition, notwithstanding his already substantial ownership of JMAR shares, in 2000 Dr. Martinez made open market purchases of an additional 17,000 shares of JMAR Common Stock.

DIRECTORS' FEES

        Directors who are not salaried employees of the Company receive a retainer (the "Retainer") of $1,000 per quarter and $1,000 for their attendance at each Board of Directors meeting and Committee meeting and are reimbursed for their travel, lodging and food expense incurred when attending such meetings. $500 of the Board Meeting compensation is paid in Company Common Stock.

        In addition, the directors are eligible to participate in the Company's Stock Option Plans on the same basis as key employees of the Company and grants of options will be made by the Board of Directors on a case-by-case basis on such terms as the Board in its discretion may provide. It has been the Company's policy to make an annual grant of options to the directors. During the fiscal year ended December 31, 2000, a grant of options to purchase 10,000 shares of Common Stock was received by Messrs. Martinez, Banister, Beer, Ressler and Blackman in their capacity as directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

        The following lists all persons known by the Company to be the beneficial owner of more than 5 percent of the Company's Common Stock as of March 22, 2001. A person is deemed to be the beneficial owner of JMAR Common Stock, whether or not such person has any economic interest therein, if such person directly or indirectly has (or shares with others) voting or investment power with respect to the JMAR shares or has the right to acquire such beneficial ownership within sixty days.

                                                       NUMBER OF SHARES
NAME AND ADDRESS                                      BENEFICIALLY OWNED                                    PERCENT OF TOTAL
----------------                                      ------------------                                    ----------------
John S. Martinez                                         1,747,707 (1)                                            7.4%
5800 Armada Drive
Carlsbad, CA  92008


(1) Includes: (a) 464,965 shares owned of record by the John S. Martinez Separate Property Trust, of which Dr. Martinez as trustee, has sole voting and investment power; and (b) 1,282,742 shares of Common Stock which are issuable upon exercise of currently exercisable warrants and stock options.


SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth the beneficial ownership of Common Stock of the Company as of March 22, 2001 by each director, the "Named Officers" (as defined in "Executive Compensation" on page 29 above) and by all directors and executive officers as a group. The Company has also provided the beneficial ownership for certain other executive officers who are not "Named Officers". Except as otherwise noted, the following stockholders have sole voting and investment power with respect to the shares. Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table.

                                                                                  PERCENTAGE OF
                                                         NUMBER OF SHARES OF      OUTSTANDING
                                                            COMMON STOCK          COMMON STOCK
BENEFICIAL OWNER                                         BENEFICIALLY OWNED     BENEFICIALLY OWNED
----------------                                         ------------------     ------------------
John S. Martinez (1)                                         1,747,707                7.4%

Marvin W. Sepe (2)                                             277,084                1.2%

Dennis E. Valentine (3)                                        215,976                (12)

E. Fred Schiele (4)                                            108,593                (12)

Richard M. Foster (5)                                          107,781                (12)

James H. Banister, Jr. (6)                                     101,036                (12)

Vernon H. Blackman (7)                                          64,511                (12)

Joseph G. Martinez (8)                                          60,872                (12)

Barry Ressler (9)                                               41,100                (12)

C. Neil Beer (10)                                               40,920                (12)

John H. Carosella                                               10,000                (12)

All executive officers and directors as a group (11
persons) (11)                                                2,775,580               11.4%

--------

(1)     See footnote (1) to preceding table.

(2) Includes 270,760 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(3) Includes 185,784 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(4) Includes 100,260 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(5) Includes 55,134 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(6) Includes 63,652 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(7) Includes 46,668 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(8) Includes 54,367 shares which are issuable upon exercise of currently exercisable stock options.

(9) Includes 31,667 shares which are issuable upon exercise of currently exercisable stock options.

(10) Includes 36,676 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(11) Includes 2,127,710 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(12)    Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On March 29, 1993, the Company loaned Dr. Martinez $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company. The loan amount, including accrued interest, was $88,344 on December 31, 1999. In February 2000, in recognition of his contributions to the Company, the Board of Directors of the Company agreed to forgive the loan.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The following documents are filed as a part of this Report:

        1.      Financial Statements. Index to Consolidated Financial
                Statements:

                 Report of Independent Public Accountants...............................................................    F-2
                 Consolidated Balance Sheets as of December 31, 2000 and 1999...........................................    F-3
                 Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31,
                    2000, 1999 and 1998.................................................................................    F-4
                 Consolidated Statements of Stockholders' Equity for the Years Ended
                    December 31, 2000, 1999 and 1998....................................................................    F-5
                 Consolidated Statements of Cash Flows for the Years Ended December 31,
                    2000, 1999 and 1998.................................................................................    F-6
                 Notes to Consolidated Financial Statements ............................................................    F-7

        2. Financial Statement Schedules. The following financial statement schedule of JMAR Technologies, Inc., for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of JMAR Technologies, Inc.


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

(b)     Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended December 31, 2000.

                                INDEX TO EXHIBITS

(c) Exhibits. The following exhibits are filed, or incorporated by reference into, this Report:

EXHIBIT NO.             DESCRIPTION
-----------             -----------
 3.1(1)(2)      Certificate of Incorporation and amendments thereto.

 3.2(4)         Amendments to Certificate of Incorporation, filed on July 9,
                1992, December 11, 1992, January 11, 1993 and February 1, 1993.

 3.3(5)         Amendment to Certificate of Incorporation, filed on August 23,
                1994.

 3.4(8)         Certificate of Ownership and Merger.

 3.5(1)         Bylaws and amendments thereto.

 3.6(12)        Amendment to Bylaws adopted June 25, 2000.

 4.1(3)         Form of Common Stock Certificate.

 4.2(9)         Rights Agreement, dated as of February 12, 1999 between JMAR
                Technologies, Inc. and American Securities Trust & Transfer,
                Inc., including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.

10.1(7) Amended and Restated Employment Agreement between the Company and John S. Martinez, dated May 1, 1996. (+)

10.2(1)         The Company's 1988 Stock Option Plan. (+)

10.3(6)         The Company's 1991 Stock Option Plan, as amended. (+)

10.4(7)         Management Anti-Dilution Incentive Plan, as amended. (+)

10.5(11)        The Company's 1999 Stock Option Plan. (+)

10.6(7)         Management Incentive Plan Agreement for JMAR Precision Systems,
                Inc., as amended. (+)

10.7(10) Employment Agreement between the Company and E. Fred Schiele, dated November 13, 1998. (+)

10.8(12) Employment Agreement between the Company and John H. Carosella, dated April 20, 2000. (+)

21.1            Subsidiaries of the Company include JMAR Research, Inc. (a
                California corporation), JMAR Precision Systems, Inc. (a
                California corporation) and JMAR Semiconductor, Inc. (a
                California corporation).

23.1            Consent of Independent Public Accountants.

--------
(+) These contracts are management compensation contracts required to be separately identified pursuant to Item 14(c) of Form 10-K.

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

(7) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1996.

(8) Incorporated by reference to the exhibit filed with the Company's Form 8-K dated June 17, 1998.

(9) Incorporated by reference to the exhibit filed with the Company's Form 8-A dated March 8, 1999.

(10) Incorporated by reference to the exhibit filed with the Company's Form 10-K for the year ended December 31, 1998.

(11) Incorporated by reference to the exhibit filed with the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders.

(12) Incorporated by reference to the exhibit filed with the Company's Form 10-Q for the quarter ended June 30, 2000.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants........................................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999....................................   F-3

Consolidated Statements of Operations and Comprehensive Income for the
Years Ended December 31, 2000, 1999 and 1998....................................................   F-4

Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
2000, 1999 and 1998.............................................................................   F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998...................................................................................   F-6

Notes to Consolidated Financial Statements......................................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To JMAR Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of JMAR Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMAR Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

        Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                             /s/ ARTHUR ANDERSEN LLP

San Diego, California
March 6, 2001

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999



                                     ASSETS

                                                                                                            December 31,
                                                                                               -----------------------------------
                                                                                                   2000                   1999
                                                                                               ------------           ------------
Current Assets:
     Cash and cash equivalents ...........................................................     $  9,856,768           $  2,323,127
     Accounts receivable, net ............................................................        6,904,638              7,079,435
     Notes and other receivables .........................................................           57,383                 32,551
     Inventories .........................................................................        6,310,628              6,253,336
     Marketable securities available for sale ............................................        2,657,418                     --
     Prepaid expenses and other ..........................................................        1,163,543                901,688
                                                                                               ------------           ------------
          Total current assets ...........................................................       26,950,378             16,590,137
Property and equipment, net ..............................................................        3,291,477              2,330,663
Other assets, net ........................................................................        3,649,218              1,355,041
Goodwill, net ............................................................................          300,501                397,927
                                                                                               ------------           ------------

         TOTAL ASSETS ....................................................................     $ 34,191,574           $ 20,673,768
                                                                                               ============           ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ....................................................................     $  2,223,642           $  2,456,928
     Accrued liabilities .................................................................          888,490                593,283
     Accrued payroll and related costs ...................................................        1,003,687                875,693
     Line of credit ......................................................................        1,100,000              4,990,000
     Notes payable .......................................................................          191,178                205,490
                                                                                               ------------           ------------
          Total current liabilities ......................................................        5,406,997              9,121,394
                                                                                               ------------           ------------
Notes payable and other long-term liabilities, net of current portion ....................          339,908                642,913
                                                                                               ------------           ------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and
         outstanding as of December 31, 2000 and 1999 ....................................               --                     --
     Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 22,224,650 shares as of December 31, 2000 and
        18,074,836 shares as of December 31, 1999 ........................................          222,247                180,748
     Additional paid-in capital ..........................................................       52,628,372             36,499,238
     Accumulated other comprehensive income ..............................................        2,589,340                     --
     Accumulated deficit .................................................................      (26,995,290)           (25,770,525)
                                                                                               ------------           ------------
          Total stockholders' equity .....................................................       28,444,669             10,909,461
                                                                                               ------------           ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................................     $ 34,191,574           $ 20,673,768
                                                                                               ============           ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

                             JMAR TECHNOLOGIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                        Year ended December 31,
                                                                      ----------------------------------------------------------
                                                                          2000                   1999                   1998
                                                                      ------------           ------------           ------------
Product sales ...................................................     $ 10,512,243           $ 10,315,686           $ 16,340,637
Contract sales ..................................................        9,114,357             14,452,054              8,220,197
                                                                      ------------           ------------           ------------
          Total revenues ........................................       19,626,600             24,767,740             24,560,834
                                                                      ------------           ------------           ------------
Product costs of sales ..........................................        6,895,717              6,696,863              9,789,606
Contract costs of sales .........................................        6,807,660             11,018,883              5,583,337
                                                                      ------------           ------------           ------------

          Total costs of sales ..................................       13,703,377             17,715,746             15,372,943
                                                                      ------------           ------------           ------------
          Gross profit ..........................................        5,923,223              7,051,994              9,187,891
                                                                      ------------           ------------           ------------
Operating Expenses:
     Selling, general and administrative ........................        7,170,142              6,916,804              6,153,100
     Research, development and engineering ......................        2,299,635              2,105,294              2,026,482
     Asset writedowns and non-recurring items ...................               --                175,000                100,000
                                                                      ------------           ------------           ------------
          Total operating expenses ..............................        9,469,777              9,197,098              8,279,582
                                                                      ------------           ------------           ------------
Income (loss) from operations ...................................       (3,546,554)            (2,145,104)               908,309
Other income (expense), net .....................................        2,133,552                111,833                (27,612)
Interest income .................................................          324,550                 25,205                 89,575
Interest expense ................................................         (136,313)              (240,928)              (181,227)
                                                                      ------------           ------------           ------------
Income (loss) before income taxes ...............................       (1,224,765)            (2,248,994)               789,045
Income tax provision ............................................               --                     --                (32,204)
                                                                      ------------           ------------           ------------
Net income (loss) ...............................................       (1,224,765)            (2,248,994)               756,841
Other comprehensive income:
     Unrealized gain on marketable securities ...................        2,589,340                     --                     --
                                                                      ------------           ------------           ------------
Comprehensive income (loss) .....................................     $  1,364,575           $ (2,248,994)          $    756,841
                                                                      ============           ============           ============
Net income (loss) per share:
     Basic ......................................................     $       (.06)          $       (.12)          $        .04
                                                                      ============           ============           ============
     Diluted ....................................................     $       (.06)          $       (.12)          $        .04
                                                                      ============           ============           ============
Shares used in computation of net income (loss) per share:
     Basic ......................................................       21,468,763             18,045,914             18,046,860
                                                                      ============           ============           ============
     Diluted ....................................................       21,468,763             18,045,914             19,112,634
                                                                      ============           ============           ============

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                                                         Accumulated
                                         Common Stock     Preferred Stock    Additional                     Other          Total
                                    --------------------  ---------------     Paid-in    Accumulated   Comprehensive  Stockholders'
                                      Shares     Amount   Shares   Amount     Capital      Deficit         Income         Equity
                                    ----------  --------  ------   ------  ------------  ------------  -------------  -------------
Balance, December 31, 1997 ........ 17,890,952  $178,910    --     $  --   $ 36,587,674  $(24,278,372)  $          -   $ 12,488,212
Stock issued upon exercise of
   warrants and options ...........    213,812     2,138    --        --        161,546            --             --        163,684
Issuance of stock for services ....     44,184       442    --        --         21,099            --             --         21,541
Issuance of stock related to
   acquisition of minority
   interest of JSI ................     24,045       240    --        --         36,864            --             --         37,104
Repurchases of stock ..............   (184,300)   (1,843)   --        --       (347,360)           --             --       (349,203)
Issuance of stock related to
   acquisition of Continuum
   Engineering ....................     92,160       922    --        --        134,078            --             --        135,000
Net income ........................         --        --    --        --             --       756,841             --        756,841
                                    ----------  --------  ----     -----   ------------  ------------   ------------   ------------
Balance, December 31, 1998 ........ 18,080,853   180,809    --        --     36,593,901   (23,521,531)            --     13,253,179
Stock issued upon exercise of
   warrants and options ...........     38,464       384    --        --         18,066            --             --         18,450
Issuance of stock for services ....      6,948        69    --        --          7,731            --             --          7,800
Repurchase of stock ...............    (68,600)     (686)   --        --       (133,953)           --             --       (134,639)
Issuance of stock related to
   acquisition of Continuum
   Engineering ....................     12,171       122    --        --          3,263            --             --          3,385
Issuance of stock related to
   acquisition of minority interest
   of JSI .........................      5,000        50    --        --         10,230            --             --         10,280
Net loss ..........................         --        --    --        --             --    (2,248,994)            --     (2,248,994)
                                    ----------  --------  ----     -----   ------------  ------------   ------------   ------------
Balance, December 31, 1999 ........ 18,074,836   180,748    --        --     36,499,238   (25,770,525)            --     10,909,461
Stock issued upon exercise of
    warrants and options ..........  4,151,824    41,519    --        --     16,142,801            --             --     16,184,320
Issuance of stock for services ....      1,628        16    --        --          5,984            --             --          6,000
Issuance of stock related to
    acquisition of Continuum
    Engineering ...................      5,062        51    --        --          5,818            --             --          5,869
Repurchase of stock ...............     (8,700)      (87)   --        --        (25,469)           --             --        (25,556)
Unrealized gain on marketable
    securities ....................         --        --    --        --             --            --      2,589,340      2,589,340
Net loss ..........................         --        --    --        --             --    (1,224,765)            --     (1,224,765)
                                    ----------  --------  ----     -----   ------------  ------------   ------------   ------------
Balance, December 31, 2000 ........ 22,224,650  $222,247    --     $  --   $ 52,628,372  $(26,995,290)  $  2,589,340   $ 28,444,669
                                    ==========  ========  ====     =====   ============  ============   ============   ============


        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                             Year ended December 31,
                                                                                --------------------------------------------------
                                                                                    2000               1999               1998
                                                                                ------------       ------------       ------------
Cash flows from operating activities:
     Net income (loss) .......................................................  $ (1,224,765)      $ (2,248,994)      $    756,841
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Depreciation and amortization .......................................     1,225,035          1,034,675            812,724
         Services received in exchange for
            common stock or warrants .........................................         6,000              7,800             21,541
         Asset writedowns and non-recurring items ............................            --                 --            100,000
         Gain on sale of marketable securities ...............................    (2,184,476)                --                 --
         Change in assets and liabilities, net of
         effects from acquisitions, asset writedowns and non-recurring items:
            (Increase) decrease in:
            Accounts receivable, net .........................................       174,797            687,526         (3,409,102)
            Inventories ......................................................       (57,292)          (404,400)        (1,133,215)
            Prepaid expenses and other .......................................      (319,238)           (73,024)           (68,696)
            Other assets .....................................................      (179,252)         1,155,819           (140,846)
            Increase (decrease) in:
            Accounts payable and accrued liabilities .........................       189,915         (2,526,413)         3,471,358
                                                                                ------------       ------------       ------------
     Net cash provided by (used in) operating activities .....................    (2,369,276)        (2,367,011)           410,605
                                                                                ------------       ------------       ------------
Cash flows from investing activities:
     Capitalization of software development ..................................    (2,325,075)          (342,383)          (451,185)
     Proceeds from sale of marketable securities .............................     2,224,337                 --                 --
     Investment in marketable securities .....................................      (107,939)                --                 --
     Patent costs ............................................................      (110,273)          (155,712)           (60,628)
     Capital expenditures ....................................................    (1,772,228)        (1,186,661)          (803,498)
     Increase in notes and other receivables .................................            --            (13,938)            (4,834)
     Payments received on notes receivable ...................................        42,648                 --             13,422
     Acquisition costs, net of cash acquired .................................            --            (12,228)            37,103
                                                                                ------------       ------------       ------------
          Net cash used in investing activities ..............................    (2,048,530)        (1,710,922)        (1,269,620)
                                                                                ------------       ------------       ------------
Cash flows from financing activities:
     Net  borrowings (payments) under line of credit .........................    (3,890,000)         2,890,000          1,625,000
     Net payments of notes payable and other long-term liabilities ...........      (317,317)          (220,934)          (376,400)
     Repurchases of stock ....................................................       (25,556)          (134,639)          (349,203)
     Net proceeds from the exercise of options and  warrants .................    16,184,320             18,450            163,684
                                                                                ------------       ------------       ------------
         Net cash provided by financing
            activities .......................................................    11,951,447          2,552,877          1,063,081
                                                                                ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents .........................     7,533,641         (1,525,056)           204,066
Cash and cash equivalents, beginning of
  period .....................................................................     2,323,127          3,848,183          3,644,117
                                                                                ------------       ------------       ------------
Cash and cash equivalents, end of period .....................................  $  9,856,768       $  2,323,127       $  3,848,183
                                                                                ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: On December 7, 1998, the Company acquired 100% of the outstanding common stock of Continuum Engineering, Inc. As consideration for the acquisition, the Company issued an aggregate of 92,160 shares of its common stock and an additional 12,171 and 5,062 earn-out shares issued in 1999 and 2000, respectively (See Note 3). In April 2000, the Company entered into a series of agreements with Bede plc (Bede), including a loan with various equity rights. In November 2000, the Company exercised its equity rights into 1,935,500 shares of Bede. In December 2000, the Company sold 890,000 shares of Bede for net proceeds of approximately $2.2 million. Based on a current market value and prevailing foreign exchange rate, the remaining 1,045,500 shares of Bede resulted in an unrealized gain of $2,589,340 as of December 31, 2000.

        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                             JMAR TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


1.      DESCRIPTION OF THE COMPANY

        The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (formerly JMAR Industries, Inc.) (the "Company" or "JMAR") and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        The Company develops, manufactures and markets precision measurement, yield enhancement and light-based manufacturing systems, provides high performance integrated circuits for the broadband communications market and develops advanced lithography sources for production of future higher performance semiconductors.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a.      Cash and Cash Equivalents


               The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities that have original maturities of less than 90 days.

        b.      Fair Value of Financial Instruments

               The carrying value of certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company's line of credit approximates fair value.

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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

        f.      Property and Equipment

               Property and equipment are recorded at cost. Depreciation and amortization are provided over the asset's estimated useful life of three to ten years, using the straight-line method. Maintenance and repairs are expensed as incurred. Costs capitalized for self-constructed assets include direct material, labor and applicable overhead. Leasehold improvements are amortized over the shorter of the asset's estimated useful life or the life of the related lease.

        g.      Goodwill and Other Assets

               Goodwill is amortized by systematic charges to income over the periods estimated to be benefited, generally five to ten years. The Company periodically reevaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of these assets. Management believes that there has been no impairment of goodwill as reflected in the Company's consolidated financial statements as of December 31, 2000. Accumulated amortization of goodwill was $742,980 and $663,037 at December 31, 2000 and 1999, respectively. Patent costs are amortized over ten years, and other assets, including capitalized software development costs, are amortized over not more than five years. Included in other assets is capitalized software development costs of $3,803,166 and $1,485,431 as of December 31, 2000 and 1999, respectively. Accumulated amortization of other assets was $1,111,498 and $781,968 at December 31, 2000 and 1999, respectively. SFAS No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed," specifies the accounting for the costs of internally developed or purchased computer software. The Company charges all costs incurred in creating a computer software product as research and development expense when incurred until technological feasibility has been established.

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

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        i.      Marketable Securities

               Marketable securities are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that the Company determine the appropriate classification of marketable securities at the time of purchase based on management's intent. Available for sale marketable securities are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders' equity. Realized gains or losses from the sale of marketable securities are included in the accompanying Statements of Operations and Comprehensive Income. As of December 31, 2000, the fair value, cost and unrealized gain of marketable securities were $2,657,418, $68,078 and $2,589,340, respectively.

        j.      Revenues

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

               In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This SAB summarizes the SEC's view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB became effective as of the quarter ending December 31, 2000. The Company believes that its current revenue recognition principles comply with SAB No. 101.

        k.      Earnings Per Share

               The Company presents earnings per share in accordance with the provisions of SFAS No. 128, "Earnings Per Share" (see Note 13).

        l.      Stock Options

               The Company has adopted the disclosure only requirement of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 12).

        m.      Comprehensive Income

               SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders' equity in the equity section of a balance sheet. For the year ended December 31, 2000, the Company had an unrealized gain on marketable securities of $2,589,340, resulting in comprehensive income for 2000 of $1,364,575. For the year ended December 31, 1999, the Company did not have any elements of comprehensive income, and therefore, there was no difference in the Company's net income or loss and comprehensive income or loss for that year.

        n.      Reclassifications

               Certain reclassifications have been made to the prior-year financial statements to conform with the 2000 presentation.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

        o.      Recent Accounting Pronouncement

               In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). This interpretation clarifies the application of APB Opinion No. 25 ("APB 25") for certain issues related to stock based compensation including the definition of employee for the purposes of applying APB 25, the criteria for determining whether a plan qualifies as a non-compensating plan, the accounting consequences of modifications to the terms of a previously fixed stock option award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July, 1, 2000, but covers certain events that occurred either after December 15, 1998 or January 12, 2000. The Company has applied to the interpretations set forth in FIN 44 for the recognition of certain stock based compensation during the year ended December 31, 2000.

3.      ACQUISITION

               On December 7, 1998, the Company acquired 100 percent of the outstanding common stock of Continuum Engineering, Inc. ("CEI"). As consideration, the Company issued to the sole shareholder of CEI 92,160 shares of its Common Stock. The purchase price was negotiated at arm's length, and the acquisition was accounted for as a purchase effective December 1, 1998.

               In 1999 and 2000, the Company issued 12,171 and 5,062 earn-out shares, respectively, of Common Stock to the sole shareholder of CEI, accounted for as additional purchase price. The earn-out related to the CEI acquisition continues through December 31, 2001. Included in the Consolidated Balance Sheet at December 31, 2000 is goodwill, net of amortization, of $140,514 related to this acquisition.

4.      INVENTORIES

               At December 31, 2000 and 1999, inventories consisted of the following:

                                                     2000            1999
                                                  ----------      ----------
Raw materials, components and sub-assemblies      $4,622,923      $4,096,529
Work-in-process ............................       1,655,989       1,711,753
Finished goods .............................          31,716         445,054
                                                  ----------      ----------
                                                  $6,310,628      $6,253,336
                                                  ==========      ==========

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.      ACCOUNTS RECEIVABLE

               At December 31, 2000 and 1999, accounts receivable consisted of the following:

                                            2000              1999
                                        -----------       -----------
Trade ............................      $ 3,397,174       $ 3,198,806
Trade -- unbilled ................          178,146           692,218
U.S. Government -- billed ........        1,129,758         1,074,641
U.S. Government -- unbilled ......        2,254,996         2,184,963
                                        -----------       -----------
                                          6,960,074         7,150,628
Less-Reserve for doubtful accounts          (55,436)          (71,193)
                                        -----------       -----------
                                        $ 6,904,638       $ 7,079,435
                                        ===========       ===========

               All unbilled receivables at December 31, 2000 and 1999, are expected to be billed and collected within one year. Payment to the Company, for performance on certain U.S. Government contracts, is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized.

6.      PROPERTY AND EQUIPMENT

               At December 31, 2000 and 1999, property and equipment consisted of the following:

                                       2000              1999
                                   -----------       -----------
Equipment and machinery .....      $ 6,255,944       $ 5,310,573
Furniture and fixtures ......          792,350           609,130
Leasehold improvements ......          342,818           130,062
                                   -----------       -----------
                                     7,391,112         6,049,765
Less-Accumulated depreciation       (4,099,635)       (3,719,102)
                                   -----------       -----------
                                   $ 3,291,477       $ 2,330,663
                                   ===========       ===========

7.      COMMITMENTS AND CONTINGENCIES

               The Company leases office facilities under operating leases. Minimum future rental payments as of December 31, 2000, are as follows:

                   Operating Leases
                   ----------------
2001.............      $840,325
2002.............       796,733
2003.............       564,401
2004.............       585,391
2005.............       606,070
                     -----------
                     $3,392,920
                     ===========

               Related rent expense was $563,800, $491,159 and $380,748 for the years ended December 31, 2000, 1999 and 1998, respectively.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

               In February 2000, the Company retained Auerbach, Pollack & Richardson, Inc. ("Auerbach") as warrant solicitation agent in connection with the exercise of the Company's publicly traded warrants in March 2000. A dispute later arose between the Company and Auerbach regarding the exercisability provisions of Warrants the Company had previously issued to Auerbach as compensation for its services as warrant solicitation agent. This resulted in the filing of a lawsuit by the Company against Auerbach seeking a determination that the Auerbach Warrants are not presently exercisable. In February 2001, JMAR and Auerbach settled the dispute with JMAR agreeing to issue an additional 85,653 warrants at an exercise price of $5.25 per share.

               The Company has entered into employment agreements with several of its key employees.

8.      LINE OF CREDIT AND NOTES PAYABLE

               Line of credit and notes payable as of December 31, 2000 and 1999, were as follows:

                                                                                         2000              1999
                                                                                      -----------       -----------
Working capital line of credit in the amount of $5,000,000 with Comerica Bank -
California. Advances bear interest at prime rate (9.5% and 8.5% at December 31,
2000 and 1999, respectively). The line is renewable at the Bank's option yearly on June 1st and interest on the line is payable monthly. Advances are secured by all assets of the Company. The bank agreements contain covenants, among other
items, relating to income levels and financial ratios...........................      $ 1,100,000       $ 4,990,000


Note payable, due in monthly principal installments of $10,417 plus interest through October 2000, interest at prime plus 1.25%, secured by
all assets of the Company ......................................................               --            84,362

Note payable, due in monthly principal installments of $10,417 plus interest at prime plus .5% through May 2002, secured by all assets
of the Company .................................................................          197,917           322,913


Note payable, due in monthly principal installments plus interest at prime starting June, 2000 through June 2005, secured by certain assets of the
Company ........................................................................          315,000           350,000

Other notes payable ............................................................           18,169             1,128
                                                                                      -----------       -----------
                                                                                        1,631,086         5,748,403

Less: Current portion ..........................................................       (1,291,178)       (5,195,490)
                                                                                      -----------       -----------
                                                                                      $   339,908       $   552,913

               The weighted average interest rate on the loan with Comerica Bank-California was 8.62% and 7.38% for 2000 and 1999, respectively. The maximum amount outstanding was $4,990,000 for both years and the average amount outstanding was $1,120,000 and $2,290,417 during 2000 and 1999, respectively.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

               Interest paid for the years ended December 31, 2000, 1999 and 1998 was $123,943, $219,518 and $160,966, respectively.

               Future principal payments on notes payable as of December 31, 2000 are as follows:

Year Ending December 31,
------------------------
2001....................     $191,178
2002....................      164,908
2003....................       70,000
2004....................       70,000
2005....................       35,000
                             --------
                             $531,086
                             ========

9.      RELATED PARTY TRANSACTIONS

               In February 2000, the Board of Directors of the Company agreed to forgive an interest bearing loan in the amount of $88,344 made to Dr. Martinez in 1993.

10.     INCOME TAXES

               The provision for federal and state income taxes for the year ended December 31, 1998 is for alternative minimum taxes. The Company paid taxes of $32,204 in 1998.

               At December 31, 2000, the Company had Federal net operating loss carryforwards as follows:

EXPIRES
-------
2004................        $1,184,000
2005................         2,840,000
2006................           961,000
2007................         4,546,000
2008................         6,932,000
2009................         6,860,000
2010................         2,265,000
2011................           585,000
2014................         1,566,000
2015................         1,192,000
                           -----------
Total...............       $28,931,000
                           ===========

               The Company has approximately $2,454,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company's initial public offering in May 1990. As a result of additional financings in 1992 and 1993, additional ownership changes have occurred which restrict the Company's ability to utilize its net operating loss carryforwards and any "built in losses." In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $813,000 apply to approximately $3,724,000 of Company and acquired company loss carryforwards. Approximately $25,207,000 of the net operating loss carryforwards are not subject to annual limitations.

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

DEFERRED TAX ASSETS:
                                                        2000               1999
                                                    ------------       ------------
Net operating loss carryforwards .............      $  9,837,000       $  9,431,000
Losses from equity and other investments .....           492,000            492,000
Other ........................................           342,000            209,000
                                                    ------------       ------------
            Total gross deferred tax assets...        10,671,000         10,132,000
            Less valuation reserve ...........       (10,151,000)        (9,612,000)
                                                    ------------       ------------
            Net deferred tax asset ...........      $    520,000       $    520,000
                                                    ============       ============

               The valuation reserve as of December 31, 2000 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods. The net deferred tax asset of $520,000 is included in prepaid expenses and other current assets on the accompanying Consolidated Balance Sheet.

               The effective income tax rate for the year ended December 31, 2000, 1999 and 1998 varied from the statutory federal income tax rate as follows:

                                               2000       1999       1998
                                               ----       ----       ----
Statutory federal income tax rate ........      (34)%      (34)%       34%
State income tax .........................       (6)        (6)         6
Permanent differences ....................        1          1          2
Benefit recorded due to net operating loss
  carryforward position ..................       39         39        (38)
                                                ---        ---        ---
                                                 --         --          4%
                                                ===        ===        ===

11.     STOCKHOLDERS' EQUITY

               During the year ended December 31, 1998, the Company received net proceeds of approximately $164,000 from the exercise of warrants and options into approximately 214,000 shares of common stock.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

               During the year ended December 31, 1999, the Company received net proceeds of approximately $18,450 from the exercise of warrants and options into approximately 38,464 shares of common stock.

               During the year ended December 31, 2000, the Company received net proceeds of approximately $16.2 million from the exercise of warrants and options into approximately 4,152,000 shares of common stock.

12.     STOCK-BASED COMPENSATION PLANS

               The Company has six stock option or warrant plans, the 1988 Stock Option Plan (the "1988 Plan"), the 1991 Stock Option Plan (the "1991 Plan"), the 1999 Stock Option Plan (the "1999 Plan"), the Management Anti-Dilution Plan (the "Anti-Dilution Plan"), an incentive plan which provides for the issuance of warrants to JRI employees (the "JRI Plan"), and an incentive plan which provides for the issuance of warrants to JPSI employees (the "JPSI Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 the Company's net (loss) income and (loss) earnings per share would have been the following pro forma amounts:

                                                   2000                  1999                 1998
                                               -----------           -----------            --------
Net income (loss):     As Reported             $(1,224,765)          $(2,248,994)           $756,841
                       Pro Forma                (2,914,864)           (2,488,380)            403,764

Basic EPS:             As Reported                    (.06)                 (.12)                .04
                       Pro Forma                      (.13)                 (.14)                .02

Diluted EPS:           As Reported                    (.06)                 (.12)                .04
                       Pro Forma                      (.13)                 (.14)                .02

               The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 120,000 shares under the 1988 Plan, 1,480,000 shares under the 1991 Plan, 900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 100,000 shares under the JRI Plan, and 450,000 shares under the JPSI Plan. As of December 31, 2000, the Company has granted options for 99,168 shares under the 1988 Plan, 1,467,005 options under the 1991 Plan, 228,936 options under the 1999 Plan, 424,246 warrants under the Anti-Dilution Plan, no warrants under the JRI Plan, and 440,000 warrants under the JPSI Plan. In addition, 65,000 non-qualified options have been granted to two employees outside of the above plans. Under all Plans the option or warrant exercise price is equal to or more than the stock's market price on date of grant.

               A summary of the status of the total number of stock options or warrants pursuant to all five of the above "plans" as of December 31, 1998, 1999 and 2000 and changes during the years then ended is presented in the table and narrative below:

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                            2000                          1999                          1998
                                    ---------------------       ----------------------       ------------------------
                                                 WTD AVG                       WTD AVG                        WTD AVG
                                     SHARES      EX PRICE         SHARES      EX PRICE        SHARES         EX PRICE
                                    --------     --------       ---------     --------       ---------       --------
Outstanding at beg. of year        2,008,351       $2.70        1,920,605       $2.66        1,589,752       $   2.54
Granted ...................          604,461        7.12          289,797        2.25          521,067           2.78
Exercised .................         (325,603)       2.67           (9,500)       0.82          (95,214)          0.90
Forfeited .................         (101,276)       2.51         (192,551)       2.67          (95,000)          3.18
                                   ---------                    ---------                    ---------
Outstanding at end of year         2,185,933        3.85        2,008,351        2.61        1,920,605           2.66
                                   ---------                    ---------                    ---------
Exercisable at end of year         1,249,173                      729,479                      533,294
Weighted average fair value
   of options or warrants
   granted ................             7.12                         2.25                         2.78

               821,926 of the 2,185,933 options and warrants outstanding at December 31, 2000 have exercise prices between $.53 and $2.94 with a weighted average exercise price of $2.21 and a weighted average remaining contractual life of 6.9 years. 549,962 of these options and warrants are exercisable. 718,879 of the options and warrants outstanding at December 31, 2000 have an exercise price of $3.00 with a weighted average exercise price of $3.00 and a weighted average remaining contractual life of 2.8 years. 662,212 of these options and warrants are exercisable. 149,667 of the options and warrants at December 31, 2000 have exercise prices between $3.13 and $4.56 with a weighted average exercise price of $4.27 and a weighted average remaining contractual life of 8.3 years. 36,999 of these options and warrants are exercisable. 270,232 of the options and warrants outstanding at December 31, 2000 have exercise prices between $5.19 and $7.46 with a weighted average exercise price of $6.37 and a weighted average remaining contractual life of 6.7 years. None of these options and warrants are exercisable. 225,229 of the options and warrants outstanding at December 31, 2000 have exercise prices between $7.79 and $17.63 with a weighted average exercise price of $9.25 and a weighted average remaining contractual life of 9.4 years. None of these options and warrants are exercisable.

               The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: risk-free interest rate of approximately 6 percent; expected dividend yields of 0 percent and expected lives of 6 years. For grants in 1998 and 1999, the expected volatility used was 75 percent. For grants in 2000, the expected volatility used was 112 percent.

13.     EARNINGS PER SHARE

               The Company complies with SFAS No. 128, "Earnings per Share". Basic earnings per common share was computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Diluted (loss) earnings per common share for the years ended December 31, 2000, 1999 and 1998, was computed by dividing net (loss) income by the sum of the weighted average number of shares of common stock (21,468,763, 18,045,914 and 18,046,860 for 2000, 1999 and 1998, respectively) plus dilutive employee stock options and warrants (130,260 for 1998) and other dilutive warrants and options (935,514 for 1998). For the years ended December 31, 2000 and 1999, dilutive employee stock options and warrants are not included in the calculation of loss per share as their effect would be antidilutive.

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

               Semiconductor Products and Processes Segment: Using advanced design and engineering tools and established foundry relationships with semiconductor producers, this "fabless" supplier of semiconductors focuses on high performance integrated circuits for the rapidly growing broadband communications market, the development and delivery of high-performance custom microcircuits for a wide range of commercial, medical and military electronics uses. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

               The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.



               Segment information for the years 2000, 1999 and 1998 was as follows:

                                            SEMICONDUCTOR
                         MICROELECTRONICS    PRODUCTS &
                           EQUIPMENT          PROCESSES         CORPORATE           TOTAL
                         ----------------   -------------      ----------      -------------
2000:
Revenues                  $ 15,776,093       $ 3,850,507       $       --      $ 19,626,600
Operating (loss)            (2,849,160)         (697,394)              --        (3,546,554)
Total assets                15,582,937         8,810,992        9,797,645        34,191,574
Capital expenditures           240,316         1,218,101          313,811         1,772,228
Depreciation and
   amortization                837,570           364,185           23,280         1,225,035

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                SEMICONDUCTOR
                            MICROELECTRONICS      PRODUCTS &
                               EQUIPMENT          PROCESSES      CORPORATE         TOTAL
                            ----------------    -------------    ---------      ----------
1999:
   Revenues                  $16,464,982         $8,302,758     $       --     $24,767,740
   Operating income
      (loss)                  (2,459,721)           314,617             --      (2,145,104)
   Total assets               14,782,832          3,592,933      2,298,003      20,673,768
   Capital expenditures          531,872            646,429          8,360       1,186,661
   Depreciation and
      amortization               744,622            271,630         18,423       1,034,675
1998:
   Revenues                   21,608,708          2,952,126             --      24,560,834
   Operating income              771,343            136,966             --         908,309
   Intersegment cost
      reimbursement              688,144                 --             --         688,144
   Total assets               13,592,972          4,895,127      4,386,734      22,874,833
   Capital expenditures          664,229            113,492         25,777         803,498
   Depreciation and
      amortization               631,617            124,258         56,849         812,724

               In the table above, Corporate includes income and expenses not allocated to reportable segments. Corporate assets are principally cash, deferred income taxes and other assets.

               Within the Microelectronics Equipment segment, the Measurement and Inspection Systems product line accounted for 21 percent, 19 percent and 44 percent of the Company's revenues in 2000, 1999 and 1998, respectively. In addition, the Lithography Systems for Bio-Medical Applications product line accounted for 18 percent, 13 percent and 3 percent of the Company's revenues in 2000, 1999 and 1998, respectively. Within the Semiconductor Products and Processes segment, the Technology Services product line accounted for 18 percent, 33 percent and 8 percent of the Company's revenues in 2000, 1999 and 1998, respectively.

SIGNIFICANT CUSTOMERS

               Sales to the United States Government aggregated $8,780,205, $14,284,957 and $8,220,197 in 2000, 1999 and 1998, respectively. Accounts receivable from the United States Government at December 31, 2000 and 1999 was $3,384,754 and $3,259,604, respectively. Within the Microelectronics Equipment segment, sales to one customer totaled $1,095,257, $2,555,500 and $7,279,778 in 2000, 1999 and 1998, respectively. Accounts receivable from this customer at December 31, 2000 and 1999 was $7,087 and $598,969, respectively. In addition, in 2000 and 1999, sales to another customer totaled $3,206,912 and $3,324,580, respectively. Accounts receivable from this customer at December 31, 2000 and 1999 was $1,162,441 and $1,319,922, respectively.

EXPORT SALES

               The following table presents revenues by country based on where the products were shipped to or where the services were provided.

                       2000             1999             1998
                   -----------      -----------      -----------
United States      $18,244,147      $21,954,053      $16,605,291
Mexico                 838,435          770,623        4,723,499
Malaysia               323,349          843,399        1,801,438
Costa Rica                  --           11,809          522,015
Others                 220,669        1,187,856          908,591
                   -----------      -----------      -----------
   Total           $19,626,600      $24,767,740      $24,560,834
                   ===========      ===========      ===========

               All assets of the Company are located in the United States.

15.     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               The following is a summary of unaudited quarterly results for the years ended December 31, 2000 and 1999.



                                                                             NET INCOME
YEAR ENDED                                                                     (LOSS)
DECEMBER 31, 2000         REVENUES       GROSS PROFIT    NET INCOME (LOSS)   PER SHARE
-----------------         --------       ------------    ---------------     ---------
December 31              $5,890,485       $1,456,766        $581,654          $0.03
September 30              3,769,493        1,029,543      (1,027,793)         (0.05)
June 30                   5,167,577        1,790,487        (198,030)         (0.01)
March 31                  4,799,045        1,646,427        (580,596)         (0.03)




YEAR ENDED                                                                                        NET LOSS
DECEMBER 31, 1999              REVENUES          GROSS PROFIT            NET LOSS                 PER SHARE
-----------------              --------          ------------         ---------------             ---------
December 31                   $6,625,794          $1,810,461            $(952,739)                 $(0.05)
September 30                   4,677,464           1,610,233             (438,897)                  (0.02)
June 30                        6,769,017           1,968,411             (263,953)                  (0.01)
March 31                       6,695,465           1,662,889             (593,405)                  (0.03)

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JMAR TECHNOLOGIES, INC.

Date: March  26, 2001                   By:  /s/ John S. Martinez
                                        ----------------------------------------
                                             John S. Martinez
                                             Chairman of the Board and
                                             Chief Executive Officer

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


        SIGNATURE                                            TITLE                         DATE
        ---------                                            -----                         ----
/s/ John S. Martinez                                Chairman of the                        March 26, 2001
----------------------------------------            Board, Chief
John S. Martinez                                    Executive Officer
                                                    and Director


/s/ Dennis E. Valentine                             Chief Financial                        March 26, 2001
----------------------------------------            Officer and Chief
Dennis E. Valentine                                 Accounting Officer



/s/ James H. Banister, Jr.                          Director                               March 26, 2001
----------------------------------------
James H. Banister, Jr.


/s/ C. Neil Beer                                    Director                               March 26, 2001
----------------------------------------
C. Neil Beer


/s/ Vernon H. Blackman                              Director                               March 26, 2001
----------------------------------------
Vernon H. Blackman


/s/ Barry Ressler                                   Director                               March 26, 2001
----------------------------------------
Barry Ressler

                             JMAR TECHNOLOGIES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                                Additions
                                                                          ----------------------
                                                                          Charged to
                                                        Balance at        Costs and                                     Balance at
Description                                          Beginning of Year     Expenses        Other       Deductions       End of Year
-----------                                          -----------------    ----------       -----       ----------       -----------
For the year ended December 31, 2000:

  Warranty reserve ..................................   $      --         $  72,734       $     --      $      --       $  72,734

  Reserve for inventory excess and obsolescence .....     570,157           250,000        483,269       (310,966)        992,460

  Allowance for doubtful accounts ...................      71,193            39,889             --        (55,646)         55,436


For the year ended December 31, 1999:

  Warranty reserve ..................................   $      --          $     --       $     --      $      --       $      --

  Reserve for inventory excess and obsolescence ....      181,157           389,000             --             --         570,157

  Allowance for doubtful accounts ...................      43,370            27,823             --             --          71,193

For the year ended December 31, 1998:

  Warranty reserve ..................................   $  27,071          $     --       $     --      $ (27,071)      $      --

  Reserve for inventory excess and obsolescence ....      181,157                --             --             --         181,157

  Allowance for doubtful accounts ...................      35,547            27,823             --        (20,000)         43,370
