Form 10-Q
period 2001-03-31
JMAR TECHNOLOGIES INC
filed 2001-05-15
CIK 857953

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2001
                         Commission File Number 1-10515

                             JMAR TECHNOLOGIES, INC.
                             -----------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 11, 2001).

                 Common Stock, $.01 par value: 22,234,593 shares

                                      INDEX


                                                                               PAGE #
                                                                               ------
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 2000 and
            March 31, 2001                                                        2

            Consolidated Statements of Operations - Three months ended
            March 31, 2001 and 2000                                               3

            Consolidated Statements of Comprehensive Loss - Three months
            ended March 31, 2001 and 2000                                         4

            Consolidated Statements of Cash Flows - Three months ended
            March 31, 2001 and 2000                                               5

            Notes to Consolidated Financial Statements                            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                             9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk           12

PART II.    OTHER INFORMATION

Item 1.     N/A

Item 2.     Changes in Securities                                                13

Item 3.     N/A

Item 4.     N/A

Item 5.     N/A

Item 6.     Reports on Form 8-K                                                  13

                         PART I - FINANCIAL INFORMATION

                             JMAR TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31, 2000


======================================================================================================

                            ASSETS                                  March 31, 2001   December 31, 2000
                            ------                                  --------------   -----------------
                                                                     (Unaudited)
Current Assets:
    Cash and cash equivalents .....................................  $  9,946,918      $  9,856,768
    Accounts receivable, net ......................................     6,465,495         6,904,638
    Notes and other receivables ...................................        21,717            57,383
    Inventories ...................................................     6,592,613         6,310,628
    Marketable securities available for sale ......................     1,667,215         2,657,418
    Prepaid expenses and other ....................................       646,625         1,163,543
                                                                     ------------      ------------
        Total current assets ......................................    25,340,583        26,950,378
Property and equipment, net .......................................     3,700,641         3,291,477
Other assets, net .................................................     4,796,259         3,649,218
Goodwill, net .....................................................       274,677           300,501
                                                                     ------------      ------------

        TOTAL ASSETS ..............................................  $ 34,112,160      $ 34,191,574
                                                                     ============      ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable ..............................................  $  1,887,550      $  2,223,642

    Accrued liabilities ...........................................     1,103,488           888,490
    Accrued payroll and related costs .............................     1,131,190         1,003,687
    Line of credit ................................................     3,000,000         1,100,000
    Notes payable .................................................       259,786           191,178
                                                                     ------------      ------------
        Total current liabilities .................................     7,382,014         5,406,997
                                                                     ------------      ------------
Notes payable and other long-term liabilities,
  net of current portion ..........................................       284,367           339,908
                                                                     ------------      ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized;
      none issued and outstanding
      as of March 31, 2001 and December 31, 2000 ..................            --                --
    Common stock, $.01 par value; 40,000,000 shares authorized;
      Issued and outstanding 22,230,852 as of March 31, 2001 and
          22,224,650 shares as of December 31, 2000 ...............       222,309           222,247
    Additional-paid in capital ....................................    52,614,661        52,628,372

    Accumulated other comprehensive income ........................     1,598,540         2,589,340
    Accumulated deficit ...........................................   (27,989,731)      (26,995,290)
                                                                     ------------      ------------
        Total stockholders' equity ................................    26,445,779        28,444,669
                                                                     ------------      ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................  $ 34,112,160      $ 34,191,574
                                                                     ============      ============

======================================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


================================================================================

                                                  Three Months Ended
                                            -------------------------------
                                             March 31,          March 31,
                                                2001               2000
                                            ------------       ------------
Sales ...................................   $  4,546,163       $  4,799,045
Costs of sales ..........................      3,330,639          3,152,618
                                            ------------       ------------
    Gross profit ........................      1,215,524          1,646,427
                                            ------------       ------------
Operating expenses:
  Selling, general and
    administrative ......................      1,858,248          1,628,824
  Research, development and
    engineering .........................        443,428            538,928
                                            ------------       ------------
  Total operating expenses ..............      2,301,676          2,167,752
                                            ------------       ------------
Loss from operations ....................     (1,086,152)          (521,325)
Interest and other income
(expense), net ..........................         99,529             25,169
Interest expense ........................         (7,818)           (84,440)
                                            ------------       ------------
Net loss ................................   $   (994,441)      $   (580,596)
                                            ============       ============
Basic and diluted net loss per share ....   $       (.04)      $       (.03)
                                            ============       ============
Basic and diluted shares used in
  computation of net loss per share .....     22,229,645         19,528,151
                                            ============       ============

================================================================================

                             JMAR TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


==============================================================================================

                                                                     Three Months Ended
                                                             ---------------------------------
                                                             March 31, 2001     March 31, 2000
                                                             --------------     --------------
Net loss ..................................................    $  (994,441)       $(580,596)

Other comprehensive loss:
      Unrealized loss on marketable securities.............       (990,800)              --
                                                               -----------        ---------
Comprehensive loss.........................................    $(1,985,241)       $(580,596)
                                                               ===========        =========

==============================================================================================

                             JMAR TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


============================================================================================================

                                                                                   Three Months Ended
                                                                           ---------------------------------
                                                                           March 31, 2001     March 31, 2000
                                                                           --------------     --------------
Cash flows from operating activities:

    Net loss ..........................................................      $  (994,441)      $   (580,596)
    Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization .....................................          317,466            229,317
    Services received in exchange for common stock or warrants ........            1,200              1,200
    Change in assets and liabilities:
      (Increase) decrease in:
      Accounts receivable, net ........................................          439,143          1,987,795
      Inventories .....................................................         (281,985)          (363,645)
      Prepaid expenses and other ......................................           27,243            (92,680)
      Other assets ....................................................               --            (51,938)
      Increase (decrease) in:
      Accounts payable and accrued liabilities ........................            2,851           (387,326)
                                                                             -----------       ------------
          Net cash (used in) provided by operating activities .........         (488,523)           742,127
                                                                             -----------       ------------
Cash flows from investing activities:
      Capitalization of software development ..........................         (698,829)          (454,354)
      Capital expenditures ............................................         (591,656)           (62,423)
      Other assets ....................................................             (597)          (155,910)
      Payments received on notes receivable ...........................            5,339              4,152
      Patent costs ....................................................          (37,365)            (9,635)
                                                                             -----------       ------------
          Net cash used in investing activities .......................       (1,323,108)          (678,170)
                                                                             -----------       ------------
Cash flows from financing activities:
      Net borrowings (payments) under line of credit ..................        1,900,000         (4,990,000)
      Net borrowings (payments) of notes payable
        and other long-term liabilities ...............................          (13,067)            32,137
      Net proceeds from the exercise of options and warrants ..........           14,848         15,596,810
                                                                             -----------       ------------
          Net cash provided by financing activities ...................        1,901,781         10,638,947
                                                                             -----------       ------------
Net increase in cash and cash equivalents .............................           90,150         10,702,904
Cash and cash equivalents, beginning of period ........................        9,856,768          2,323,127
                                                                             -----------       ------------
Cash and cash equivalents, end of period ..............................      $ 9,946,918       $ 13,026,031
                                                                             ===========       ============
Non-cash Item:
      Change in unrealized gains in marketable securities..............      $   990,800       $         --
                                                                             ===========       ============
      Cash paid for interest ..........................................      $     5,644       $     57,780
                                                                             ===========       ============

============================================================================================================

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

   The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 2000. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

(2) ADOPTION OF NEW ACCOUNTING STANDARD

   The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, which is effective for fiscal years after June 15, 2000, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, unless specific hedge accounting criteria are met. The Company's adoption of SFAS 133 did not have a material impact on its financial statements because it does not currently hold any derivative instruments and does not engage in any hedging activities.

(3) INVENTORIES

   Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2001 and December 31, 2000, inventories consisted of the following:


                                                          March 31, 2001   December 31, 2000
                                                          --------------   -----------------
Raw materials, components and sub-assemblies.......           $4,237,599        $4,622,923

Work-in-process....................................            1,871,866         1,655,989

Finished goods.....................................              483,148            31,716
                                                              -----------      ------------
                                                              $6,592,613        $6,310,628
                                                              ===========      ============

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(4) PROPERTY AND EQUIPMENT

   At March 31, 2001 and December 31, 2000, property and equipment consisted of the following:


                                   March 31, 2001      December 31, 2000
                                   --------------      -----------------
Equipment and machinery            $ 6,733,050            $ 6,255,944

Furniture and fixtures                 897,852                792,350

Leasehold improvements                 351,865                342,818
                                   -----------            -----------
                                     7,982,767              7,391,112

Less-accumulated depreciation       (4,282,126)            (4,099,635)
                                   -----------            -----------
                                   $ 3,700,641            $ 3,291,477
                                   ===========            ===========


(5) SEGMENT INFORMATION

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

   Semiconductor Products and Processes Segment: This segment is a "fabless" supplier of semiconductors using advanced software design tools and established semiconductor manufacturing facilities (foundries), focusing on the development and delivery of high-performance custom and standard microcircuits for the commercial and military marketplaces with emphasis on broadband communications applications. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

                             JMAR TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

Segment information for the three months ended March 31, 2001 and 2000 was as follows:


                                          SEMICONDUCTOR
                      MICROELECTRONICS     PRODUCTS AND
                          EQUIPMENT         PROCESSES        CORPORATE            TOTAL
                      ----------------    -------------      ---------         -----------
Quarter Ended
March 31, 2001:
  Revenues             $ 3,914,586         $  631,577       $        --        $ 4,546,163
  Operating loss          (614,549)          (471,603)               --         (1,086,152)
  Total assets          15,040,522          9,232,972         9,838,666         34,112,160

Quarter Ended
March 31, 2000:
  Revenues             $ 3,674,703         $1,124,342       $        --        $ 4,799,045
  Operating loss          (491,177)           (30,148)               --           (521,325)
  Total assets          14,756,901          3,708,043        11,888,020         30,352,964

In the table above, Corporate assets are principally cash, deferred income taxes and other assets.

(6) COMPREHENSIVE LOSS

   SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders' equity in the equity section of a balance sheet. For the quarter ended March 31, 2001, the Company had an unrealized loss on marketable securities of $990,800, resulting in a comprehensive loss for the quarter ended March 31, 2001 of $1,985,241. The unrealized loss of $990,800 for the quarter represents the difference in market value of the Company's investment in Bede Scientific Instruments, Ltd. ("Bede") between December 31, 2000 and March 31, 2001. For the quarter ended March 31, 2000, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company's net loss and comprehensive loss for that quarter.

   In April 2001, the Company sold 500,000 shares of its investment in Bede for net proceeds of approximately $1.2 million. The net proceeds and gain from that transaction will be reported in the Company's 10-Q filing for the quarter ended June 30, 2001.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2.

   The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

   RESULTS OF CONSOLIDATED OPERATIONS

   Revenues for the three months ended March 31, 2001 were $4,546,163 compared with $4,799,045 for the three months ended March 31, 2000. The Company's net loss increased from a net loss of $580,596 for the three months ended March 31, 2000 to a net loss of $994,441 for the three months ended March 31, 2001.

   The small decline in revenues for the first quarter of 2001 was attributable to a significant drop in Semiconductor Products and Processes (SPP) Segment sales, partially offset by an increase in revenues from the Company's Microelectronics Equipment Segment related to improvement in X-ray lithography program contract sales. The revenue drop in the SPP Segment was due to the combined effects of: (1) the current worldwide economic slowdown in the semiconductor industry which delayed the planned sales buildup of the Company's new standard products, plus (2) the Company's continued reassignment of certain semiconductor engineering resources from external contract revenue microchip development projects to internally-funded chip development and marketing activities.

   The Company's ability to forecast orders for its precision instrument products and semiconductor chips continues to be somewhat limited due to continuing marketplace uncertainties which often impedes its customers' abilities to accurately forecast their needs. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results in 2001.

   Gross margins for the three months ended March 31, 2001 were 26.7% compared with 34.3% for the prior year quarter. This decrease was due primarily to competitive pressures on product pricing, the need to increase inventory reserves ($75,000) and amortization of software development costs ($53,280 increase to costs of sales in 2001 versus 2000). The Company believes that JSI will evolve from a lower profit margin contract semiconductor development business to a higher margin commercial business focused on the communications semiconductor products markets. As this evolution progresses, JMAR expects its overall gross profit margins to improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve its gross profit margins.

   The Company's operating results in 2001 were also impacted by JMAR's continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics equipment marketplace. These investments include increased payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company's new precision instrument, laser and X-ray product development programs.

   Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2001 and 2000 were $1,858,248 and $1,628,824, respectively. The increase in SG&A expenses in 2001 is primarily due to an increase in sales and marketing costs in the Semiconductor Products and Processes Segment.

   The Company's research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in "Costs of Sales", totaled $1,045,767 and $624,653 for the three months ended March 31, 2001 and 2000, respectively. The increase in Customer-Funded RD&E expenditures for 2001 is related to an increase of $506,880 in the X-ray lithography program contract funding provided by the Defense Advanced Research

Projects Agency, most of which is directed toward development of JMAR's X-ray lithography source technology for the commercial semiconductor market, offset in part, by a decrease of $85,766 related to the Company's contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. Company-Funded RD&E costs are shown in "Operating Expenses" and totaled $443,428 and $538,928 for the three months ended March 31, 2001 and 2000, respectively. Hence, total RD&E expenditures for the three month periods were $1,489,195 and $1,163,581 for 2001 and 2000, respectively. In addition to these RD&E expenditures, capitalized software development costs were $698,829 and $454,354 for the three months ended March 31, 2001 and 2000, respectively. Including capitalized software development costs, RD&E expenditures as a percentage of sales were 48.1% and 33.7% for the three months ended March 31, 2001 and 2000, respectively. RD&E expenditures are primarily related to the continued development of point X-ray sources ("PXS") for lithography for the semiconductor industry and other metrology applications, the continued development of new communications semiconductor products, the development of new software for the Company's test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

   Interest expense is significantly less for the first quarter of 2001 versus the first quarter of 2000 due to significantly lower average borrowings in 2001 of the Company's working capital line (the "Line") with Comerica Bank. The full availability of the Line continues in effect and can be drawn down if needed in the future.

   RESULTS OF SEGMENT OPERATIONS

   Microelectronics Equipment Segment

   Revenue for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 for the Microelectronics Equipment Segment increased from $3,674,703 to $3,914,586. This increase is attributable to an increase in X-ray lithography contract revenues, offset in part, by a decrease in revenues of the Company's precision instrument products. However, due to lower margins of certain of the Company's precision instrument products, the operating loss of the Microelectronics Equipment Segment for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 increased from $491,177 to $614,549.

   Semiconductor Products and Processes Segment

   Revenue of the Semiconductor Products and Processes (SPP) Segment for the three months ending March 31, 2001 compared to the three months ending March 31, 2000 decreased 43.8% from $1,124,342 to $631,577. This decrease is attributable to the general worldwide slowdown in the semiconductor industry which, coupled with unforeseen delays in new product testing and qualification processes in Taiwan, significantly slowed the planned sales buildup and market entry of JSI's new standard products. Revenues were also impacted by the planned reassignment of certain engineering assets from contract chip development work to internally-funded commercial product development and marketing activities. The SPP Segment incurred an operating loss of $471,603 for the quarter ended March 31, 2001 compared with a loss of $30,148 for the prior year quarter. The increased operating loss was caused by a combination of the lower sales revenues as well as the build-up at JSI of the sales and marketing staff and engineering and administrative functions related to the development and planned introduction of the Company's new commercial semiconductor products.

   CONSOLIDATED LIQUIDITY AND FINANCIAL CONDITION

   Cash and cash equivalents at March 31, 2001 and December 31, 2000 were $9,946,918 and $9,856,768, respectively. The increase in cash and cash equivalents for the three months ended March 31, 2001 was $90,150. That increase resulted primarily from borrowings under the Company's working capital bank line of $1,900,000 offset in part by software development costs of $698,829, capital expenditures of $591,656 and cash used in operations of $488,523.

   JMAR's operations will continue to require the use of working capital. The working capital of the Company has generally been funded through its $5,000,000 working capital line (the "Line") with Comerica Bank (the "Bank") and through third-party contracts. The Line consists of a $5 million primarily formula-based line of credit with interest at prime rate. Of that amount, $750,000 is unrestricted. Advances on the balance of the $5 million Line are based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million) and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line. As of May 11, 2001, the Company has no borrowings outstanding pursuant to the Line. As of March 31, 2001, the Company was in compliance with all of the covenants under the Line except for the quarterly net loss covenant. The Bank has waived the first quarter 2001 quarterly net loss covenant.

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

   In April 2001, the Company announced that it signed a letter of intent to acquire Semiconductor Advanced Lithography, Inc. ("SAL"), the world's most experienced provider of X-ray lithography stepper systems. The acquisition is subject to the completion of due diligence by both parties with the purchase consideration comprised of an undisclosed amount of JMAR shares, plus a promissory note, and cash. In addition, if the acquisition is consummated, SAL will require working capital from the Company to build its X-ray steppers to be integrated with JMAR's X-ray sources. In February 2001, the Company was awarded an additional $9 million of contract funding for its X-ray lithography program from the U.S. Army Research Laboratory sponsored by the Defense Advanced Research Projects Agency. Some of these funds, plus additional funding expected later in 2001, will help finance the construction of an X-ray stepper at SAL.

   Also in April 2001, the Company sold 500,000 shares of its investment in Bede Scientific Instruments, Ltd. for net proceeds of approximately $1.2 million. The net proceeds and gain from that transaction will be reported in the Company's 10-Q filing for the quarter ended June 30, 2001.

   At December 31, 2000, the Company had in excess of $28 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2015. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR's future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, such as the semiconductor and telecommunications industries, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt X-ray lithography as the lithography alternative, shifts in demand for the Company's products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company's Form 10-K for the year ended December 31, 2000, in the Company's Form 8-K filed on February 15, 2000 and in the Company's other filings with the Securities and Exchange Commission.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

   As of March 31, 2001, the Company owned 1,045,500 shares of Bede Scientific Instruments, Ltd. ("Bede"). Since its initial placement in November, 2000, the Bede shares have been traded on the London Stock Exchange. To date, the low and high of Bede shares has been 1.10 British pounds and 2.25 British pounds. JMAR's Bede investment is subject to foreign exchange risk because it is valued in foreign currency (British pounds) and changes in the foreign exchange rate will result in changes in the dollar-denominated value of the Bede investment on the Company's consolidated financial statements. As of March 31, 2001, the potential change in fair value of the Bede investment assuming a 10% unfavorable change in the underlying foreign exchange rates would be a reduction in the unrealized gain of approximately $190,000.

   The Company's investment in Bede is reflected in its Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss in accordance with Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Reductions in value of the Bede investment are reflected on the Consolidated Balance Sheet as reductions in a current asset and stockholders' equity, and, when realized, as a reduction in the unrealized gain unless the value of the Bede investment declines below the Company's basis of $68,078, at which time the maximum loss to the Company would be $68,078. The actual gains or losses from these transactions are reflected in the Company's Statement of Operations when realized.

   In April 2001, the Company sold 500,000 shares of its investment in Bede for net proceeds of approximately $1.2 million.

   The Company's exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

         (c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 488 shares of Common Stock to its outside directors as compensation for services as directors in February 2001. These transactions were exempt under
         Section 4(2) of the Securities Act of 1933.

         (ii) As reported in the Company's Form 10-K for the year ended December 31, 2000, in February 2001, JMAR and Auerbach, Pollack and Richardson, Inc. ("Auerbach") settled a dispute with JMAR issuing to Auerbach 85,653 warrants at an exercise price of $5.25 per share. These warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933.

Item 6. Reports on Form 8-K

        (b) Reports on Form 8-K

        There were no reports filed on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JMAR TECHNOLOGIES, INC.


May 11, 2001                 By:  /s/ John S. Martinez
                                  ---------------------------------------------
                                  John S. Martinez, Chief Executive
                                  Officer and Authorized Officer

                             By:  /s/ Dennis E. Valentine
                                  ---------------------------------------------
                                  Dennis E. Valentine, Chief Accounting Officer