Form 10-Q
period 2001-06-30
JMAR TECHNOLOGIES INC
filed 2001-08-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001
Commission File Number 1-10515

JMAR TECHNOLOGIES, INC

(Exact name of registrant as specified in its charter)

Delaware	68-0131180

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5800 Armada Drive Carlsbad, CA 92008 (760) 602-3292

(Address, including zip code and telephone number including area code of registrant’s principal executive office)

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days.

Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 8, 2001).

Common Stock, $.01 par value: 22,855,117 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2001 and December 31, 2000	2

	Consolidated Statements of Operations — Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000	3

	Consolidated Statements of Comprehensive Loss — Three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows — Six months ended June 30, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

PART II.	OTHER INFORMATION

Item 1.	N/A

Item 2.	Changes in Securities	15

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000

	(Unaudited)
ASSETS

Current Assets:

Cash and cash equivalents	$9,793,857	$9,856,768

Accounts receivable, net	4,282,609	6,904,638

Notes and other receivables	20,123	57,383

Inventories	7,115,463	6,310,628

Marketable securities available for sale	1,312,468	2,657,418

Prepaid expenses and other	599,464	1,163,543

Total current assets	23,123,984	26,950,378

Property and equipment, net	3,625,282	3,291,477

Other assets, net	5,776,057	3,649,218

Goodwill, net	251,832	300,501

TOTAL ASSETS	$32,777,155	$34,191,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$1,266,351	$2,223,642

Accrued liabilities	1,178,316	888,490

Accrued payroll and related costs	950,640	1,003,687

Line of credit	3,000,000	1,100,000

Notes payable	442,452	191,178

Total current liabilities	6,837,759	5,406,997

Notes payable and other long-term liabilities, net of current portion	238,368	339,908

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding as of June 30, 2001 and December 31, 2000	—	—

Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 22,252,066 as of June 30, 2001 and 22,224,650 shares as of December 31, 2000	222,521	222,247

Additional-paid in capital	52,683,341	52,628,372

Accumulated other comprehensive income	1,262,443	2,589,340

Accumulated deficit	(28,467,277)	(26,995,290)

Total stockholders’ equity	25,701,028	28,444,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,777,155	$34,191,574

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2001 and 2000 and
Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Sales	$3,318,379	$5,167,577	$7,864,542	$9,966,622

Costs of sales	2,345,895	3,377,090	5,676,534	6,529,708

Gross profit	972,484	1,790,487	2,188,008	3,436,914

Operating expenses:

Selling, general and administrative	1,980,601	1,569,068	3,838,849	3,197,892

Research, development and engineering	698,869	509,552	1,142,297	1,048,480

Total operating expenses	2,679,470	2,078,620	4,981,146	4,246,372

Loss from operations	(1,706,986)	(288,133)	(2,793,138)	(809,458)

Other income (expense), net	1,184,294	(32,384)	1,180,318	(44,255)

Interest income	64,322	137,944	167,827	174,984

Interest expense	(19,176)	(15,457)	(26,994)	(99,897)

Net loss	$(477,546)	$(198,030)	$(1,471,987)	$(778,626)

Basic and diluted net loss per share	$(.02)	$(.01)	$(.07)	$(.04)

Basic and diluted shares used in computation of net loss per share	22,238,799	22,117,686	22,229,419	20,802,005

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2001 and 2000 and
Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Net loss	$(477,546)	$(198,030)	$(1,471,987)	$(778,626)

Other comprehensive gain (loss):

Unrealized gain (loss) on marketable securities	459,426	—	(46,878)	—

Comprehensive loss	$(18,120)	$(198,030)	$(1,518,865)	$(778,626)

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Six Months Ended

	June 30, 2001	June 30, 2000

Cash flows from operating activities:

Net loss	$(1,471,987)	$(778,626)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	736,365	477,712

Services received in exchange for common stock or warrants	2,400	2,403

Gain on sale of marketable securities	(1,189,273)	—

Change in assets and liabilities:

(Increase) decrease in:

Accounts receivable, net	2,622,029	(14,572)

Inventories	(804,835)	57,573

Prepaid expenses and other	73,637	(174,658)

Other assets	—	(51,835)

Decrease in:

Accounts payable and accrued liabilities	(720,512)	(1,157,178)

Net cash used in operating activities	(752,176)	(1,639,181)

Cash flows from investing activities:

Expenditures for software development	(1,223,674)	(851,698)

Proceeds from sale of marketable securities	1,207,923	—

Capital expenditures	(759,018)	(889,003)

Other assets	(563,914)	(248,717)

Payments received on notes receivable	7,738	8,706

Increase in notes receivable	—	(692,973)

Patent costs	(78,516)	(32,190)

Net cash used in investing activities	(1,409,461)	(2,705,875)

Cash flows from financing activities:

Net borrowings (payments) under line of credit	1,900,000	(4,990,000)

Net borrowings (payments) of notes payable and other long-term liabilities	149,734	(48,977)

Net proceeds from the exercise of options and warrants	48,992	16,004,975

Net cash provided by financing activities	2,098,726	10,965,998

Net (decrease) increase in cash and cash equivalents	(62,911)	6,620,942

Cash and cash equivalents, beginning of period	9,856,768	2,323,127

Cash and cash equivalents, end of period	$9,793,857	$8,944,069

Non-cash Item:

Change in unrealized gains in marketable securities	$(46,878)	$—

Cash paid for interest	$26,828	$30,166

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Financial Condition

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Management believes that the Company has adequate resources to fund operations and working capital requirements through the end of 2001 based on the current level of operations and business conditions. However, the Company has determined that it may require additional financing for working capital needs in early 2002 and that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including new communications semiconductor products and its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market as well as additional contract funding from both current and new customers for its research and development services. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

(2) New Accounting Standards

     The Company has adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 133, which is effective for fiscal years after June 15, 2000, and which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, unless specific hedge accounting criteria are met. The Company’s adoption of SFAS 133 did not have a material impact on its financial statements because it does not currently hold any derivative instruments and does not engage in any hedging activities.

     On July 20, 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), “Business Combinations,” and Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly. SFAS 142 is effective January 1, 2002.

     Based on the values assigned to goodwill as of June 30, 2001, the Company expects that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002 of approximately $97,000. The Company is currently assessing the impact of adoption of SFAS 141 and SFAS 142 on other intangible assets and the respective impact on the consolidated results of operations, financial position and cash flows.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3) Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2001 and December 31, 2000, inventories consisted of the following:

	June 30, 2001	December 31, 2000

		(Audited)

Raw materials, components and sub-assemblies	$4,516,977	$4,622,923

Work-in-process	2,044,230	1,655,989

Finished goods	554,256	31,716

	$7,115,463	$6,310,628

(4) Property and Equipment

     At June 30, 2001 and December 31, 2000, property and equipment consisted of the following:

	June 30, 2001	December 31, 2000

		(Audited)

Equipment and machinery	$6,830,762	$6,255,944

Furniture and fixtures	965,365	792,350

Leasehold improvements	354,003	342,818

	8,150,130	7,391,112

Less-accumulated depreciation	(4,524,848)	(4,099,635)

	$3,625,282	$3,291,477

(5) Segment Information

     The Company’s two Segments offer varying products and services that are affected by different economic conditions. Further, the Segments reflect the manner in which the Company views the operating segments.

     Microelectronics Equipment Segment: This segment includes the manufacture, marketing and sale of the Company’s measurement and inspection systems, positioning and motion control systems and biotech processing systems. This segment also includes the development of the Company’s microtechnology emerging products, including: next-generation X-ray lithography sources and non-lithography X-ray systems for inspecting tomorrow’s high-performance semiconductors; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

     Semiconductor Products and Processes Segment: This segment is a “fabless” supplier of semiconductors using advanced software design tools and established semiconductor manufacturing facilities (foundries), focusing on the development and delivery of high-performance custom and standard microcircuits for the commercial and military marketplaces with emphasis on broadband communications applications. This segment also provides high value services related to the upgrade and enhancement of a CMOS integrated circuit fabrication facility and related wafer processing technology for the low-volume and prototype manufacture of electronic circuits used in operational military systems.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Segment information for the six and three months ended June 30, 2001 and 2000 was as follows:

		Semiconductor
	Microelectronics	Products and
	Equipment	Processes	Corporate	Total

Six Months Ended June 30, 2001:

Revenues	$6,532,096	$1,332,446	$—	$7,864,542

Operating loss	(1,948,626)	(844,512)	—	(2,793,138)

Total assets	13,937,214	8,638,669	10,201,272	32,777,155

Three Months Ended June 30, 2001:

Revenues	$2,617,510	$700,869	$—	$3,318,379

Operating loss	(1,334,077)	(372,909)	—	(1,706,986)

Six Months Ended June 30, 2000:

Revenues	$7,992,123	$1,974,499	$—	$9,966,622

Operating loss	(689,384)	(120,074)	—	(809,458)

Total assets	15,829,420	4,643,752	9,239,063	29,712,235

Three Months Ended June 30, 2000:

Revenues	$4,317,420	$850,157	$—	$5,167,577

Operating loss	(198,207)	(89,926)	—	(288,133)

In the table above, Corporate assets are principally cash, deferred income taxes and other assets.

(6) Comprehensive Loss

     SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders’ equity in the equity section of a balance sheet. In accordance with SFAS No. 115, for the three months and six months ended June 30, 2001, the Company had an unrealized gain (loss) on marketable securities of $459,426 and $(46,878), respectively resulting in a comprehensive loss for the three and six months ended June 30, 2001 of $18,120 and $1,518,865, respectively. The unrealized gain (loss) for the three and six months ended June 30, 2001, respectively, represents the difference in market value of the Company’s investment in Bede plc (“Bede”) between March 31, 2001 and June 30, 2001, and December 31, 2000 and June 30, 2001, respectively. For the three and six months ended June 30, 2000, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for those periods.

     In April 2001, the Company sold 500,000 shares of its investment in Bede for net proceeds of approximately $1.2 million. The net proceeds and gain from that transaction have been reported in this 10-Q filing.

(7) Subsequent Event

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company's Common Stock during any ten day trading period exceeds $6.45. The shares issued by the Company are unregistered; however, the Company has agreed to file a registration statement with the Securities and Exchange Commission by November 5, 2001 and use its reasonable efforts to obtain its effectiveness. The holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones over the next 17 months. The Company will account for the Acquisition as a purchase and, accordingly, results of operations of SAL will be included as of August 7, 2001.

     The following unaudited proforma information gives effect to the acquisition of SAL as if the acquisition occurred on January 1 of each respective proforma period. In connection with the Acquisition, SAL entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $8,000,000. Such debt reductions will not be reflected in the statement of operations of the Company. The proforma loss from continuing operations excludes any impact, other than interest expense, from the debt settlements of SAL directly attributable to the Acquisition. The pro forma information includes amortization of a preliminary estimate of goodwill that would have been recorded prior to the issuance of SFAS Nos. 141 and 142. The Company is in the process of determining the preliminary fair values of the net tangible and intangible assets acquired and will record the transaction in accordance with SFAS No. 141 during the third quarter of 2001. Pursuant to SFAS No. 141, goodwill resulting from the SAL acquisition will not be amortized. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of SAL occurred on January 1 of each respective period or which may be expected to occur in the future.

	For the Six Months Ended June 30,

	2000	2001

Total revenues	$10,223,000	$8,309,000

Loss from continuing operations	$(1,979,000)	$(2,335,000)

Loss per share	$(.09)	$(.10)

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

     The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

     Results of Consolidated Operations

     Revenues for the three months ended June 30, 2001 were $3,318,379 compared with $5,167,577 for the three months ended June 30, 2000. The Company’s net loss increased from a net loss of $198,030 for the three months ended June 30, 2000 to a net loss of $477,546 for the three months ended June 30, 2001. For the six months ended June 30, 2001, revenues were $7,864,542 compared with $9,966,622 for the six month period ended June 30, 2000. Net loss for the first half of 2001 and 2000 was $1,471,987 and $778,626, respectively.

     The decline in revenues for the second quarter of 2001 was attributable to a significant drop in shipments of the Company’s precision instrument products related to the severe economic downturn which has caused companies to curtail capital equipment purchases.

     The Company’s ability to forecast orders for its precision instrument products and semiconductor chips continues to be limited due to continuing marketplace uncertainties which often impedes customers’ abilities to accurately forecast their needs. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results in 2001.

     Gross margins for the six months ended June 30, 2001 and 2000 were 27.8% and 34.5%, respectively. This decrease was due primarily to competitive pressures on product pricing, the need to increase inventory reserves ($150,000) and amortization of software development costs ($173,193 increase to costs of sales in 2001 versus 2000). The Company believes that JSI will evolve from a lower profit margin contract semiconductor development business to a higher margin commercial business focused on the communications semiconductor products markets. As this evolution progresses, JMAR expects its overall gross profit margins to improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve gross profit margins.

     The Company’s operating results in 2001 were also impacted by JMAR’s continuing investments to accelerate the time-to-market for several new high-performance products for the microelectronics equipment marketplace. These investments include increased payroll costs with the addition of several senior technical specialists and managers to direct and help speed the Company’s new precision instrument, laser and X-ray product development programs.

     Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2001 and 2000 were $1,980,601 and $1,569,068, respectively, and were $3,838,849 and $3,197,892 for the six months ended June 30, 2001 and 2000, respectively. The increase in SG&A expenses in 2001 is primarily due to an increase in sales and marketing costs in the Semiconductor Products and Processes Segment due to the buildup of the sales and marketing infrastructure related to the Company’s market entry of its new semiconductor standard products.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $825,590 and $1,065,621 for the three months ended June 30, 2001 and 2000, respectively, and $1,871,357 and $1,690,274 for the six month periods ended June 30, 2001 and 2000, respectively. The increase in Customer-Funded RD&E expenditures for the six months ended June 30, 2001 is related to an increase of approximately $335,000 in the X-ray lithography program contract funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR’s X-

ray lithography source technology for the commercial semiconductor market, offset in part, by a decrease related to the Company’s contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $698,869 and $509,552 for the three months ended June 30, 2001 and 2000, respectively, and $1,142,297 and $1,048,480 for the six months ended June 30, 2001 and 2000, respectively. Hence, total RD&E expenditures for the three month periods were $1,524,459 and $1,575,173 for 2001 and 2000, respectively, and $3,013,654 and $2,738,754 for the six month periods in 2001 and 2000, respectively. In addition to these RD&E expenditures, capitalized software development costs were $524,845 and $397,344 for the three months ended June 30, 2001 and 2000, respectively, and $1,223,674 and $851,698 for the six months ended June 30, 2001 and 2000, respectively. Combining capitalized software development costs and RD&E costs, these expenditures as a percentage of sales were 61.8% and 38.2% for the three months ended June 30, 2001 and 2000, respectively, and 53.9% and 36.0% for the six months ended June 30, 2001 and 2000, respectively. These expenditures are primarily related to the continued development of point X-ray sources (“PXS”) for lithography for the semiconductor industry and other metrology applications, the continued development of new communications semiconductor products, development of a high efficiency EUV generation system for advanced semiconductor lithography, the development of new software for the Company’s test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

     Interest expense is significantly less for 2001 versus 2000 due to significantly lower average borrowings in 2001 of the Company’s working capital line (the “Line”) with Comerica Bank.

     Other income (expense) for 2001 includes a gain of $1,189,273 on the sale of 500,000 shares of the Company’s investment in Bede plc in April 2001.

     Results of Segment Operations

     Microelectronics Equipment Segment

     Revenue for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 for the Microelectronics Equipment Segment decreased from $4,317,420 to $2,617,510. Revenue for the six month period in 2001 as compared to 2000 for this Segment decreased from $7,992,123 to $6,532,096. This decrease is attributable to a decrease in revenues of the Company’s precision instrument products, offset in part by an increase in X-ray lithography contract revenues. Because of the lower revenues and lower margins of certain of the Company’s precision instrument products, the operating loss of the Microelectronics Equipment Segment for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 increased from $198,207 to $1,334,077. Operating loss for the six month period in 2001 as compared to 2000 for this Segment increased from $689,384 to $1,948,626.

     Semiconductor Products and Processes Segment

     Revenue of the Semiconductor Products and Processes (SPP) Segment for the three months ending June 30, 2001 compared to the three months ending June 30, 2000 decreased from $850,157 to $700,869. Revenue for the six month period in 2001 as compared to 2000 for this Segment decreased from $1,974,499 to $1,332,446. This decrease is attributable to the general worldwide slowdown in the semiconductor industry which, coupled with unforeseen delays in new product testing and qualification processes in Taiwan, significantly slowed the planned sales buildup and market entry of JSI’s new standard products. Revenues were also impacted by the planned reassignment of certain engineering assets from contract chip development work to internally-funded commercial product development and marketing activities. The SPP Segment incurred an operating loss of $372,909 for the quarter ended June 30, 2001 compared with a loss of $89,926 for the prior year quarter. Operating loss for the six month period in 2001 as compared to 2000 for this Segment increased from $120,074 to $844,512. The increased operating loss was caused by a combination of the lower sales revenues as well as the build-up at JSI of the sales and marketing staff and engineering and administrative functions related to the development and planned introduction of the Company’s new commercial semiconductor products.

     Consolidated Liquidity and Financial Condition

     Cash and cash equivalents at June 30, 2001 and December 31, 2000 were $9,793,857 and $9,856,768, respectively. The net decrease in cash and cash equivalents during the six months ended June 30, 2001 was $62,911. That decrease resulted primarily from expenditures for software development of $1,223,674, capital expenditures of $759,018, cash used in operations of $752,176, foundry license costs of $200,000, mask costs of $232,000 and patent costs of $78,516 offset in part by borrowings under the Company’s working capital bank line of $1,900,000, proceeds from the sale of marketable securities of $1,207,923 and borrowings of notes payable of $149,734.

     JMAR’s operations will continue to require the use of working capital. The working capital of the Company has generally been funded through its $5,000,000 working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate and through third-party contracts. Advances on the Line are based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million) and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income/loss levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line. As of June 30, 2001, the availability pursuant to the Line was $3.1 million, of which the Company had borrowed $3 million, and the Company was in compliance with all of the covenants under the Line. Assuming operating losses continue at the same rate, the Company anticipates that it will be in violation of the profitability covenant at September 30, 2001. Subsequent to June 30, 2001, the Company repaid the outstanding balance on the Line.

     Management believes that the Company has adequate resources to fund operations and working capital requirements through the end of 2001 based on the current level of operations and business conditions. However, the Company has determined that it may require additional financing for working capital needs in early 2002 and that it may require additional financing to complete or accelerate the development of some of its high value emerging new products, including new communications semiconductor products and its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market as well as additional contract funding from both current and new customers for its research and development services. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     On August 8, 2001, the Company filed a “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities. Once the registration statement is declared effective by the Securities and Exchange Commission, the Company may sell registered securities in the public market from time-to-time at its discretion when market conditions are favorable and at prices that will be negotiated at those times.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company's Common Stock during any ten day trading period exceeds $6.45. The shares issued by the Company are unregistered; however, the Company has agreed to file a registration statement with the Securities and Exchange Commission by November 5, 2001 and use its reasonable efforts to obtain its effectiveness. The holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones over the next 17 months. In connection with the Merger, JMAR agreed to provide working capital loans to SAL from time to time up to a maximum of $1.2 million through June 30, 2002 for working capital to build its X-ray steppers to be integrated with JMAR’s X-ray sources.

     In 2001, the Company was awarded an additional $9 million of contract funding for its X-ray lithography program from the U.S. Army Research Laboratory sponsored by the Defense Advanced Research Projects Agency. Some of these funds, plus additional government funding expected later in 2001, will help finance the construction of an X-ray stepper at SAL.

     In April 2001, the Company sold 500,000 shares of its investment in Bede plc for net proceeds of approximately $1.2 million. The net proceeds and gain from that transaction are reported in this 10-Q filing which were used in connection with the SAL acquisition mentioned above.

     At December 31, 2000, the Company had in excess of $28 million of Federal net operating loss carryforwards, subject to certain annual limitations, which expire from 2004 through 2015. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, such as the semiconductor and telecommunications industries, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt X-ray lithography as the lithography alternative, shifts in demand for the Company’s products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2000, in the Company’s Form 8-K filed on February 15, 2000 and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2001, the Company owned 545,500 shares of Bede plc (“Bede”). Since its initial placement in November, 2000, the Bede shares have been traded on the London Stock Exchange. To date, the low and high of Bede shares has been 1.10 British pounds and 2.25 British pounds. JMAR’s Bede investment is subject to foreign exchange risk because it is valued in foreign currency (British pounds) and changes in the foreign exchange rate will result in changes in the dollar-denominated value of the Bede investment on the Company’s consolidated financial statements. As of June 30, 2001, the potential change in fair value of the Bede investment assuming a 10% unfavorable change in the underlying foreign exchange rates would be a reduction in the unrealized gain of approximately $114,000.

     The Company’s investment in Bede is reflected in its Consolidated Balance Sheets and Statements of Operations and Comprehensive Loss in accordance with Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Reductions in value of the Bede investment are reflected on the Consolidated Balance Sheet as reductions in a current asset and stockholders’ equity, and, when realized, as a reduction in the unrealized gain unless the value of the Bede investment declines below the Company’s basis of $35,520, at which time the maximum loss to the Company would be $35,520. The actual gains or losses from these transactions are reflected in the Company’s Statement of Operations when realized.

     The Company’s exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.

PART II — OTHER INFORMATION

Item 2.	Changes in Securities

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 408 shares of Common Stock to its outside directors as compensation for services as directors in May 2001. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

(ii) In April 2001, the Company issued to sixteen employees of JMAR Research, Inc. warrants exercisable into an aggregate of 92,000 shares of Common Stock at an exercise price of $3.25 per share. The warrants were issued in a transaction exempt under Section 4(2) of the Securities Act of 1933. One-third of the warrants are exercisable on January 1, 2002, one-third are exercisable on January 1, 2003 and the remaining one-third are exercisable on January 1, 2004. The warrants expire on January 1, 2011.

Item 6.	Reports on Form 8-K

(b) Reports on Form 8-K

There were no reports filed on Form 8-K during the three months ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

August 13, 2001	By:	/s/ John S. Martinez

John S. Martinez, Chief Executive Officer and Authorized Officer

By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer