Form 10-Q
period 2001-09-30
JMAR TECHNOLOGIES INC
filed 2001-11-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001
Commission File Number 1-10515

JMAR TECHNOLOGIES, INC.

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

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 8, 2001).

Common Stock, $.01 par value: 22,856,436 shares

INDEX

		Page #

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2001 (unaudited) and December 31, 2000	2

	Consolidated Statements of Operations — Three months ended September 30, 2001 and 2000 (unaudited) and nine months ended September 30, 2001 and 2000 (unaudited)	3

	Consolidated Statements of Comprehensive Loss — Three months ended September 30, 2001 and 2000 (unaudited) and nine months ended September 30, 2001 and 2000 (unaudited)	4

	Consolidated Statements of Cash Flows — Nine months ended September 30, 2001 and 2000 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 2.	Changes in Securities	16

Item 3.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	N/A

Item 6.	Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2001 and December 31, 2000

	September 30, 2001	December 31, 2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,395,849	$9,856,768
Accounts receivable, net	4,792,169	6,904,638
Notes and other receivables	45,212	57,383
Inventories	6,336,687	6,310,628
Marketable securities available for sale	877,190	2,657,418
Prepaid expenses and other	408,855	1,163,543

Total current assets	19,855,962	26,950,378
Property and equipment, net	4,002,880	3,291,477
Other assets, net	6,541,315	3,649,218
Goodwill, net	3,984,215	300,501

TOTAL ASSETS	$34,384,372	$34,191,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,141,594	$2,223,642
Accrued liabilities	1,988,628	888,490
Accrued payroll and related costs	1,106,820	1,003,687
Line of credit	2,775,000	1,100,000
Notes payable	541,996	191,178

Total current liabilities	8,554,038	5,406,997

Notes payable and other long-term liabilities, net of current portion	1,403,869	339,908

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 22,855,792 as of September 30, 2001 and 22,224,650 shares as of December 31, 2000	228,558	222,247
Additional-paid in capital	54,393,485	52,628,372
Accumulated other comprehensive income	827,165	2,589,340
Accumulated deficit	(31,022,743)	(26,995,290)

Total stockholders’ equity	24,426,465	28,444,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,384,372	$34,191,574

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2001 and 2000 and
Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Sales	$5,448,727	$3,769,493	$13,313,269	$13,736,115
Costs of sales	4,264,158	2,739,950	9,940,692	9,269,658

Gross profit	1,184,569	1,029,543	3,372,577	4,466,457

Operating expenses:
Selling, general and administrative	1,909,503	1,654,268	5,423,352	4,817,160
Research, development and engineering	603,861	485,660	1,746,158	1,534,140
Asset writedowns and special items	1,232,000	29,000	1,557,000	64,000

Total operating expenses	3,745,364	2,168,928	8,726,510	6,415,300

Loss from operations	(2,560,795)	(1,139,385)	(5,353,933)	(1,948,843)
Other income (expense), net	(1,063)	22,717	1,179,255	(21,538)
Interest income	43,409	98,322	211,236	273,306
Interest expense	(37,017)	(9,447)	(64,011)	(109,344)

Net loss	$(2,555,466)	$(1,027,793)	$(4,027,453)	$(1,806,419)

Basic and diluted net loss per share	$(.11)	$(.05)	$(.18)	$(.08)

Basic and diluted shares used in computation of net loss per share	22,607,571	22,182,396	22,325,149	21,262,135

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2001 and 2000 and
Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Three Months Ended		Nine Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Net loss	$(2,555,466)	$(1,027,793)	$(4,027,453)	$(1,806,419)
Other comprehensive gain (loss):
Unrealized loss on marketable securities	(435,278)	—	(482,156)	—

Comprehensive loss	$(2,990,744)	$(1,027,793)	$(4,509,609)	$(1,806,419)

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2000
(Unaudited)

	Nine Months Ended

	September 30, 2001	September 30, 2000

Cash flows from operating activities:
Net loss	$(4,027,453)	$(1,806,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,268,451	780,488
Services received in exchange for common stock or warrants	16,120	2,403
Gain on sale of marketable securities	(1,189,273)	—
Asset writedowns	766,000	—
Change in assets and liabilities, net of effects from acquisitions, asset writedowns and special items:
(Increase) decrease in:
Accounts receivable, net	2,382,873	1,657,001
Inventories	(447,886)	(777,790)
Prepaid expenses and other	272,712	(318,650)
Other assets	—	(86,985)
Increase (decrease) in:
Accounts payable and accrued liabilities	61,492	(876,266)

Net cash used in operating activities	(896,964)	(1,426,218)

Cash flows from investing activities:
Expenditures for software development	(2,006,237)	(1,395,025)
Proceeds from sale of marketable securities	1,207,923	—
Capital expenditures	(797,258)	(1,341,047)
Other assets	(673,671)	(347,401)
Payments received on notes receivable	7,738	12,016
Increase in notes receivable	—	(692,973)
Payment for purchase of JSAL, net of cash acquired	(1,139,625)	—
Patent costs	(91,391)	(54,539)

Net cash used in investing activities	(3,492,521)	(3,818,969)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	1,675,000	(4,990,000)
Net borrowings (payments) of notes payable and other long-term liabilities	214,779	(170,637)
Net proceeds from the exercise of options and warrants	38,787	16,110,625

Net cash provided by financing activities	1,928,566	10,949,988

Net (decrease) increase in cash and cash equivalents	(2,460,919)	5,704,801
Cash and cash equivalents, beginning of period	9,856,768	2,323,127

Cash and cash equivalents, end of period	$7,395,849	$8,027,928

Non-cash Item:
Change in unrealized gains in marketable securities	$(482,156)	$—

Cash paid for interest	$33,310	$50,972

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

     Management believes that the Company has adequate resources to fund operations and working capital requirements at least through June 30, 2002 based on the current level of operations and business conditions. However, the Company has determined that it may require additional financing for working capital needs later in 2002 and that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including new communications semiconductor products and its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market as well as additional contract funding from both current and new customers for its research and development services. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

(2) New Accounting Standards

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. The adoption of this statement had no effect on the financial statements.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. SFAS No. 142 requires that the Company apply a fair value approach to evaluating goodwill impairment, using at least an annual assessment, as compared to the current model under SFAS No. 121 that is based on projected future cash flows. Upon adoption of SFAS No. 142, the Company will cease the amortization of its goodwill and may be required to record an impairment of goodwill under the fair value approach. The Company has not yet determined if an impairment exists under the new fair value approach or the amount of any such impairment that may exist upon adoption. Any impairment identified upon adoption will be reported as a cumulative effect of a change in accounting method in the statement of operations.

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management has not determined the impact of the adoption of this statement on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. We have not yet determined the impact of the adoption of SFAS 144 on our financial condition and results of operations.

(3) Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2001 and December 31, 2000, inventories consisted of the following:

	September 30, 2001	December 31, 2000

		(Audited)
Raw materials, components and sub-assemblies	$4,511,122	$4,622,923
Work-in-process	1,723,967	1,655,989
Finished goods	101,598	31,716

	$6,336,687	$6,310,628

(4) Property and Equipment

     At September 30, 2001 and December 31, 2000, property and equipment consisted of the following:

	September 30, 2001	December 31, 2000

		(Audited)
Equipment and machinery	$7,664,407	$6,255,944
Furniture and fixtures	761,981	792,350
Leasehold improvements	383,147	342,818

	8,809,535	7,391,112
Less-accumulated depreciation	(4,806,655)	(4,099,635)

	$4,002,880	$3,291,477

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5) Segment Information

     The Company’s two Segments offer varying products and services that are affected by different economic conditions. Further, the Segments reflect the manner in which the Company views the operating segments.

     Microelectronics Equipment Segment: This segment includes the manufacture, marketing and sale of the Company’s measurement and inspection systems, positioning and motion control systems and biotech processing systems. This segment also includes the development of the Company’s microtechnology emerging products, including: next-generation X-ray lithography systems and non-lithography X-ray systems for inspecting tomorrow’s high-performance semiconductors; ultra-precision laser machining systems; and other leading-edge products based on its patented laser technology.

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

     Segment information for the nine and three months ended September 30, 2001 and 2000 was as follows:

		Semiconductor
	Microelectronics	Products and
	Equipment	Processes	Corporate	Total

Nine Months Ended September 30, 2001:
Revenues	$11,255,672	$2,057,597	$—	$13,313,269
Operating loss	(3,850,364)	(1,275,617)	(227,952)	(5,353,933)
Total assets	18,282,066	8,721,929	7,380,377	34,384,372
Three Months Ended September 30, 2001:
Revenues	$4,723,576	$725,151	$—	$5,448,727
Operating loss	(2,111,690)	(431,105)	(18,000)	(2,560,795)
Nine Months Ended September 30, 2000:
Revenues	$10,904,918	$2,831,197	$—	$13,736,115
Operating loss	(1,770,892)	(177,951)	—	(1,948,843)
Total assets	15,004,290	8,927,610	5,017,441	28,949,341
Three Months Ended September 30, 2000:
Revenues	$2,912,795	$856,698	$—	$3,769,493
Operating loss	(1,081,508)	(57,877)	—	(1,139,385)

In the table above, Corporate assets are principally cash, deferred income taxes and other assets.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6) Comprehensive Loss

     SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders’ equity in the equity section of a balance sheet. In accordance with SFAS No. 115, for the three months and nine months ended September 30, 2001, the Company had an unrealized loss on marketable securities of $435,278 and $482,156, respectively, resulting in a comprehensive loss for the three and nine months ended September 30, 2001 of $2,990,744 and $4,509,609, respectively. The unrealized loss for the three and nine months ended September 30, 2001 represents the difference in market value of the Company’s investment in Bede plc (“Bede”) between June 30, 2001 and September 30, 2001, and December 31, 2000 and September 30, 2001, respectively. For the three and nine months ended September 30, 2000, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for those periods.

     In April 2001, the Company sold 500,000 shares of its investment in Bede for net proceeds of approximately $1.2 million. The net proceeds and gain from that transaction are included in this Consolidated Statement of Operations for the nine months ended September 30, 2001.

(7) Acquisition of Semiconductor Advanced Lithography, Inc.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. The shares issued by the Company are unregistered; however, pursuant to an agreement with the SAL shareholders, the Company filed a registration statement with the Securities and Exchange Commission on November 6, 2001 and has agreed to use its reasonable efforts to obtain its effectiveness. The holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones over the next 17 months. The Company has accounted for the Acquisition as a purchase and, accordingly, results of operations of SAL have been included as of August 7, 2001. Additionally, the allocation of the purchase price resulted in goodwill of $3.7 million.

     The following unaudited proforma information gives effect to the acquisition of SAL as if the acquisition occurred on January 1 of each respective proforma period. In connection with the Acquisition, SAL entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $8,000,000. Such debt reductions will not be reflected in the statement of operations of the Company. The proforma loss from continuing operations excludes any impact, other than interest expense, from the debt settlements of SAL directly attributable to the Acquisition. The proforma information includes amortization of goodwill that would have been recorded prior to the issuance of

SFAS Nos. 141 and 142. The Company has recorded the transaction in accordance with SFAS No. 141 during the third quarter of 2001. Pursuant to SFAS No. 141, goodwill resulting from the SAL acquisition will not be amortized. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of SAL occurred on January 1 of each respective period or which may be expected to occur in the future.

	For the Nine Months Ended September 30,

	2000	2001

Total revenues	$14,464,000	$13,776,000

Loss from continuing operations	$(3,354,000)	$(5,430,000)

Loss per share	$(.15)	$(.24)

(8) Line of Credit

     Currently the Company has a $5,000,000 working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income/loss levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line. As of September 30, 2001, the Company was in compliance with all of the covenants under the Line except for the quarterly net loss covenant. The Bank has waived the third quarter 2001 quarterly net loss covenant. Assuming operating losses continue at the same rate, the Company anticipates that it will also be in violation of the profitability covenant at December 31, 2001. Due to the Company's continued losses, the Bank has indicated that it most likely will reduce the amount of the Line in the near future to $3 million and require a $3 million compensating cash balance. In addition, if the Company's losses continue, the Bank may take further actions regarding the Line, including termination of the Line. Subsequent to September 30, 2001, the Company repaid the entire outstanding balance on the Line. As of November 14, 2001, after repayment of the Line, the Company had in excess of $5 million in cash.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

     The Company operates in two segments as follows: Microelectronics Equipment and Semiconductor Products and Processes.

     Results of Consolidated Operations

     Revenues for the three months ended September 30, 2001 were $5,448,727 compared with $3,769,493 for the three months ended September 30, 2000. The Company’s net loss increased from a net loss of $1,027,793 for the three months ended September 30, 2000 to a net loss of $2,555,466 for the three months ended September 30, 2001. For the nine months ended September 30, 2001, revenues were $13,313,269 compared with $13,736,115 for the nine month period ended September 30, 2000. Net loss for the first nine months of 2001 and 2000 was $4,027,453 and $1,806,419, respectively. Included in the net loss for the three and nine months ended September 30, 2001 are asset writedowns and special items of $1,232,000 and $1,557,000, respectively.

     The increase in revenues for the third quarter of 2001 compared to the prior period was attributable to a significant increase in X-ray lithography contract revenues offset in part by a significant drop in shipments of the Company’s precision instrument products related to the severe economic downturn which has caused companies to curtail capital equipment purchases. In addition, as a consequence of the September 11 terrorist attacks in the U.S., this slowing of economic activity has become worse, resulting in a further retrenchment in overall spending by companies. Also, the Company is unable to predict what impact the events of September 11 and ensuing military actions might have on the amount and timing of future government funding to the Company.

     The Company’s ability to forecast orders for its precision instrument products and semiconductor chips continues to be limited due to continuing marketplace uncertainties which often impedes customers’ abilities to accurately forecast their needs. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results.

     Gross margins for the nine months ended September 30, 2001 and 2000 were 25.3% and 32.5%, respectively. This decrease was due primarily to underutilized manufacturing capacity, competitive pressures on product pricing, the need to increase inventory reserves ($225,000) and amortization of software development costs ($424,000 increase to costs of sales in 2001 versus 2000). The Company believes that as its sales of standard product chips increase over time its JMAR Semiconductor division will evolve from a lower profit margin contract semiconductor development business to a higher margin commercial business focused on the broadband information transfer products markets. As this evolution progresses, JMAR expects its overall gross profit margins to improve. The Company also expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will also substantially improve gross profit margins.

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

     Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2001 and 2000 were $1,909,503 and $1,654,268, respectively, and were $5,423,352 and $4,817,160 for the nine months ended September 30, 2001 and 2000, respectively. The increase in SG&A expenses in 2001 is primarily due to an increase in sales and marketing costs in the Semiconductor Products and Processes Segment due to the buildup of the sales and marketing infrastructure related to the Company’s market entry of its new semiconductor standard products. In addition, there were $226,684 in SG&A costs in the third quarter related to JMAR/SAL NanoLithography, Inc., which the Company acquired in August 2001.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $2,591,483 and $1,052,193 for the three months ended September 30, 2001 and 2000, respectively, and $4,462,840 and $2,742,467 for the nine month periods ended September 30, 2001 and 2000, respectively. The increase in Customer-Funded RD&E expenditures for the nine months ended September 30, 2001 is related to an increase of approximately $1,822,000 in the X-ray lithography program contract funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR’s X-ray lithography source technology for the commercial semiconductor market, offset in part, by a decrease related to the Company’s contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits for the Defense Microelectronics Activity. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $603,861 and $485,660 for the three months ended September 30, 2001 and 2000, respectively, and $1,746,158 and $1,534,140 for the nine months ended September 30, 2001 and 2000, respectively. Hence, total RD&E expenditures for the three month periods were $3,195,344 and $1,537,853 for 2001 and 2000, respectively, and $6,208,998 and $4,276,607 for the nine month periods in 2001 and 2000, respectively. In addition to these RD&E expenditures, capitalized software development costs were $782,563 and $543,327 for the three months ended September 30, 2001 and 2000, respectively, and $2,006,237 and $1,395,025 for the nine months ended September 30, 2001 and 2000, respectively. Combining capitalized software development costs and RD&E costs, these expenditures as a percentage of sales were 73.0% and 55.2% for the three months ended September 30, 2001 and 2000, respectively, and 61.7% and 41.3% for the nine months ended September 30, 2001 and 2000, respectively. These expenditures are primarily related to the continued development of point X-ray sources (“PXS”) for lithography for the semiconductor industry and other metrology applications, the continued development of new communications semiconductor products, development of a high efficiency EUV generation system for advanced semiconductor lithography, the development of new software for the Company’s test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

     Asset writedowns and special items for the three and nine months ended September 30, 2001 of $1,232,000 and $1,557,000, respectively, includes $766,000 in asset writedowns related to discontinued projects, $301,000 and $349,000, respectively, in severance related to reductions in force and other terminations and $165,000 and $442,000, respectively, in legal costs associated with several matters that were resolved as of September 30, 2001. The amounts in 2000 are for legal costs and severance.

     Interest expense is less for 2001 versus 2000 due to significantly lower average borrowings in 2001 of the Company’s working capital line (the “Line”) with Comerica Bank.

     Other income (expense) for 2001 includes a gain of $1,189,273 on the sale of 500,000 shares of the Company’s investment in Bede plc in April 2001.

     Results of Segment Operations

     Microelectronics Equipment Segment

     Revenue for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 for the Microelectronics Equipment Segment increased from $2,912,795 to $4,723,576. Revenue for the nine month period in 2001 as compared to 2000 for this Segment increased from $10,904,918 to $11,255,672. This increase for the nine and three months is attributable to an increase in X-ray lithography contract revenues, offset in part by a decrease in revenues of the Company’s precision instrument products. The operating loss of the Microelectronics Equipment Segment for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 increased from $1,081,508 to $2,111,690. Operating loss for the nine month period in 2001 as compared to 2000 for this Segment increased from $1,770,892 to $3,850,364. The higher operating losses in 2001 versus 2000 were due to lower revenues and lower margins of certain of the Company’s precision instrument products and, for the three and nine months ended September 30, 2001, there were $1,067,000 and $1,115,000, respectively, of asset writedowns and severance amounts.

     Semiconductor Products and Processes Segment

     Revenue of the Semiconductor Products and Processes (SPP) Segment for the three months ending September 30, 2001 compared to the three months ending September 30, 2000 decreased from $856,698 to $725,151. Revenue for the nine month period in 2001 as compared to 2000 for this Segment decreased from $2,831,197 to $2,057,597. This decrease is attributable to the general worldwide slowdown in the semiconductor industry which, coupled with unforeseen delays in new product testing and qualification processes in Taiwan, significantly slowed the planned sales buildup and market entry of JSI’s new standard products. Revenues were also impacted by the planned reassignment of certain engineering assets from contract chip development work to internally-funded commercial product development and marketing activities. The SPP Segment incurred an operating loss of $431,105 for the quarter ended September 30, 2001 compared with a loss of $57,877 for the prior year quarter. Operating loss for the nine month period in 2001 as compared to 2000 for this Segment increased from $177,951 to $1,275,617. The increased operating loss was caused by a combination of the lower sales revenues as well as the build-up at JSI of the sales and marketing staff and engineering and administrative functions related to the development and planned introduction of the Company’s new commercial semiconductor products.

     Consolidated Liquidity and Financial Condition

     Cash and cash equivalents at September 30, 2001 and December 31, 2000 were $7,395,849 and $9,856,768, respectively. The net decrease in cash and cash equivalents during the nine months ended September 30, 2001 was $2,460,919. That decrease resulted primarily from expenditures for software development of $2,006,237, capital expenditures of $797,258, cash used in operations of $896,964, foundry license costs of $200,000, mask costs of $289,512 and payment for purchase price of JSAL of $1,139,625 offset in part by borrowings under the Company’s working capital bank line of $1,675,000, proceeds from the sale of marketable securities of $1,207,923 and borrowings of notes payable of $214,779.

     JMAR’s operations will continue to require the use of working capital. Working capital as of September 30, 2001 and December 31, 2000 was $11,301,924 and $21,543,381, respectively. The decrease in working capital is primarily due to the Company’s losses, software development and other standard chip product activities, decrease in receivables, cash paid to SAL shareholders as part of the purchase price, capital equipment purchases and decline in market value of the Company’s investment in Bede. The working capital of the Company has generally been funded through its $5,000,000 working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate and through third-party contracts. Advances on the Line are based on a formula of 80 percent of eligible accounts receivable, 35 percent of eligible inventories (up to $2.5 million) and up to $500,000 for certain foreign receivables. The Line contains several covenants relating to, among other matters, the maintenance of certain minimum income/loss levels and financial ratios, which, if not met by the Company, could impact the availability of advances pursuant to the Line. As of September 30, 2001, the Company was in compliance with all of the covenants under the Line except for the quarterly net loss covenant. The Bank has waived the third quarter 2001 quarterly net loss covenant. Assuming operating losses continue at the same rate, the Company anticipates that it will also be in violation of the profitability covenant at December 31, 2001. Due to the Company’s continued losses, the Bank has indicated that it most likely will reduce the amount of the Line in the near future to $3 million and require a $3 million compensating cash balance. In addition, if the Company’s losses continue, the Bank may take further action regarding the Line, including termination of the Line. Subsequent to September 30, 2001, the Company repaid the entire outstanding balance on the Line. As of November 14, 2001, after repayment of the Line, the Company had in excess of $5 million in cash.

     Management believes that the Company has adequate resources to fund operations and working capital requirements at least through June 30, 2002 based on the current level of operations and business conditions. However, the Company has determined that it may require additional financing for working capital needs later in 2002 and that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including new communications semiconductor products and its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market as well as additional contract funding from both current and new customers for its research and development services. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     On August 8, 2001, the Company filed a “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities. The registration statement was declared effective by the Securities and

Exchange Commission on October 11, 2001. The securities that may be sold under this registration statement may be common stock, preferred stock, debt or warrants. The Company may sell registered securities in the public market from time-to-time at its discretion when market conditions are favorable and at prices that will be negotiated at those times. No securities have been sold under this registration statement as of the filing of this Report.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. The shares issued by the Company are unregistered; however, pursuant to an agreement with the SAL shareholders, the Company filed a registration statement with the Securities and Exchange Commission on November 6, 2001 and has agreed to use its reasonable efforts to obtain its effectiveness. The holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones over the next 17 months. In connection with the Merger, JMAR agreed to provide working capital loans to SAL from time to time up to a maximum of $1.2 million through June 30, 2002 for working capital to build its X-ray steppers to be integrated with JMAR’s X-ray sources.

     In 2001, the Company was awarded an additional $9 million of contract funding for its X-ray lithography program from the U.S. Army Research Laboratory sponsored by the Defense Advanced Research Projects Agency. Most of these funds have been used for the continued development of the Company's X-ray light source at the Company's JMAR Research division, with the remaining funds, plus additional government funding expected later in 2001, being used to finance the construction of an X-ray stepper at the Company's JSAL division.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2001, the Company owned 545,500 shares of Bede plc (“Bede”). Since its initial placement in November, 2000, the Bede shares have been traded on the London Stock Exchange. To date, the low and high of Bede shares has been 1.10 British pounds and 2.25 British pounds. JMAR’s Bede investment is subject to foreign exchange risk because it is valued in foreign currency (British pounds) and changes in the foreign exchange rate will result in changes in the dollar-denominated value of the Bede investment on the Company’s consolidated financial statements. As of September 30, 2001, the potential change in fair value of the Bede investment assuming a 10% unfavorable change in the underlying foreign exchange rates would be a reduction in the unrealized gain of approximately $71,000.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     In April, 2001, the Company’s subsidiary, JMAR Precision Systems, Inc. (“JPSI”) hired Shankar Rao as JPSI’s Vice President of its Precision Motion Control (“PMC”) business area. Subsequently, Mr. Rao was made Senior Vice President of JPSI. Mr. Rao was formerly an employee of Anorad Corporation (“Anorad”). Anorad competes with the PMC business area of JPSI. On October 22, 2001, Anorad filed a Complaint in Los Angeles Superior Court against Mr. Rao, JPSI and the Company seeking a Temporary Restraining Order and a Preliminary Injunction against Mr. Rao, JPSI and the Company from using or disclosing any Anorad trade secret information that may be in their possession. The Complaint also seeks damages in an unspecified amount for the alleged misappropriation of Anorad trade secrets, the breach by Mr. Rao of his employee confidentiality agreement with Anorad, interference with contractual relations and unfair competition. At a hearing on October 23, 2001, the Court denied Anorad’s Motion for a Temporary Restraining Order and set a hearing date for its Motion for Preliminary Injunction. The Company believes that Anorad’s claims are without merit and that it has defenses to this lawsuit and the Company intends to vigorously contest this matter.

Item 2. Changes in Securities

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 675 shares of Common Stock to its outside directors as compensation for services as directors in August 2001. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

Item 4.	Submission of Matters to a Vote of Security Holders At the Company’s Annual Meeting of Shareholders held on August 9, 2001, the following matter was voted on:

(a) The following directors were elected: John S. Martinez (19,537,863 affirmative votes and 1,572,113 votes withheld); James H. Banister, Jr. (20,333,590 affirmative votes and 776,386 votes withheld); C. Neil Beer (20,289,290 affirmative votes and 820,686 votes withheld); Vernon H. Blackman (20,273,690 affirmative votes and 836,286 votes withheld); and Barry Ressler (20,333,590 affirmative votes and 776,386 votes withheld).

Item 6. Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on August 22, 2001 and a Report on Form 8-K/A on September 11, 2001 related to the acquisition by the Company of all of the outstanding equity of Semiconductor Advanced Lithography, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

November 14, 2001	By:	/s/ John S. Martinez

John S. Martinez, Chief Executive Officer and Authorized Officer

By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer