Form 10-K
period 2001-12-31
JMAR TECHNOLOGIES INC
filed 2002-04-01
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-10515

JMAR Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	68-0131180

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5800 Armada Drive, Carlsbad, CA	92008

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:	(760) 602-3292

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     The aggregate market value of common stock held by non-affiliates of the Registrant as of March 29, 2002 was approximately $76 million. The aggregate market value was based on the closing price on February 12, 2002 for the common stock as quoted on the NASDAQ National Market System, multiplied by the number of shares outstanding on March 29, 2002, excluding the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at March 29, 2002. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

     Number of shares outstanding of common stock: Common Stock, $.01 Par Value — 23,841,272 shares as of March 29, 2002.

PART I

Item 1. BUSINESS

GENERAL

     Founded in 1987, San Diego, California based JMAR Technologies, Inc. (the “Company” or “JMAR”) is a provider of precision micro- and nanotechnology products. JMAR is the world’s leading developer and manufacturer of X-ray lithography sources and systems used for the manufacture of semiconductor chips and is a leading developer of proprietary advanced laser, X-ray and EUV light sources for other high-value microelectronics products. In addition, JMAR manufactures precision measurement, positioning and light-based manufacturing systems for inspection and repair of semiconductors and continues to play an important role in adapting its precision semiconductor manufacturing technology to the fabrication of data storage, advanced biomedical and optical communications products.

     Subsequent to December 31, 2001, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. Given the required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips, JMAR has determined it is in the best interests of the Company and its shareholders to focus its principal efforts on its other business areas.

     The “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section starting on page 18 as well as the financial statements contained herein discuss the segments as they existed prior to the Company’s decision to discontinue and sell its standard semiconductor products business. However, as a result of the decision to discontinue and sell the Company’s standard semiconductor products business, beginning in the first quarter of 2002, JMAR’s operations will be conducted in two business segments, located in Southern California and Central Vermont, as follows:

     Front-end Semiconductor Equipment and Services — This segment includes the operations of JMAR Research, Inc. (“JRI”), recently-acquired Semiconductor Advanced Lithography, Inc. (“SAL”) (renamed JMAR/SAL NanoLithography, Inc., or “JSAL”), and the Semiconductor Process Technology Services business of JSI. In our JRI and JSAL businesses, we conceive and create leading-edge microelectronics manufacturing systems based on our patented X-ray lithography and other advanced light sources for higher-performance semiconductor manufacturing and inspection. With the Company’s acquisition of JSAL, we are now the leading supplier of X-ray lithography steppers. This segment of our business represented approximately 69% of our sales in 2001.

     Precision Equipment — This segment consists of the operations of JMAR Precision Systems, Inc. (“JPSI”). In our JPSI division, we manufacture state-of-the-art precision inspection, motion control and light-based manufacturing and metrology systems for the microelectronics industry, including high-performance laser-light based precision systems for repairing defective semiconductors and systems for fabricating advanced bio-chip products. This segment of our business represented 31% of our sales in 2001.

BUSINESS SUMMARY

     Front-end Semiconductor Equipment and Services: This segment is comprised of the Company’s NanoLight Business area at JRI and JSAL and the Semiconductor Process Technology Services business of JSI.

NanoLight Business Area

     The NanoLight™ Business Area includes JMAR Research, Inc. (JRI), the Company’s wholly-owned research and development subsidiary and JMAR/SAL NanoLithography, Inc. (JSAL), the Company’s wholly-owned lithography systems subsidiary. NanoLight’s mission is to produce high-value commercial products from JMAR’s leading-edge advanced light technologies developed during the past decade by JRI. Those technologies include JMAR’s patented all-solid-state Brightlight™ lasers, the PXS laser plasma X-ray and EUV sources now being developed for use in semiconductor lithography processes, and other advanced applications.

     JRI performs profitable research and development contract work for third party customers, primarily the U.S. government. JMAR’s contract and company-funded R&D programs have created a broad world-class technology base that provides the foundation for an array of important new commercial product lines and business areas. During 2001, JMAR’s revenues from government contracts for advanced lithography constituted approximately 53% of the Company’s revenues.

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

     Lithography is one of the most critical steps in the production of semiconductors. It is a photographic process which uses precision light sources to copy intricate computer-generated electronic circuit designs onto semiconductor chips. A typical lithography system consists of an illumination source integrated into a printing apparatus known as a “stepper” or an “aligner”. The combined system is installed in the semiconductor fabrication line. In order to make the smaller circuit feature sizes needed to meet the future needs of the rapidly growing microelectronics industry, next-generation lithography (NGL) systems, employing shorter wavelength illumination sources, will be required. JMAR believes it is the leading developer of a compact high-intensity X-ray lithography source intended to address the need for next generation lithography technologies.

     In X-ray lithography, the illumination is provided by an X-ray source. JMAR’s point source X-ray lithography technology utilizes the Company’s patented Britelight™ high-power, picosecond-class, diode-pumped solid state laser technology to generate the X-rays required to print microscopic circuits finer than 0.15 micron feature sizes (one micron is about one-one hundredth of the thickness of a human hair).

     As the semiconductor industry moves toward squeezing more and more circuits onto each chip, uncertainty exists as to whether current optical lithography technologies will remain either feasible or economically viable. Major reasons to develop and adopt new advanced lithography technologies include the need for new light sources that can efficiently deliver the shorter wave lengths required, and the lack of availability and high cost of appropriate optical materials. Extensive process development work at several leading centers around the world has demonstrated the viability of X-ray lithography to produce these smaller feature sizes using large immobile X-ray sources known as “synchrotrons”. The Company believes that most of the semiconductor industry considers these synchrotron sources to be overly cumbersome, too expensive and extremely inflexible for anything other than scientific feasibility and proof-of-principle demonstrations.

     The goal of JMAR’s X-ray Lithography (“XRL”) program has been to provide an acceptable alternative to the synchrotron for semiconductor manufacturing applications by developing a proprietary compact point source that is expected to be economically competitive with and no larger than conventional optical lithography sources. JMAR’s Picosecond X-ray Source (“PXS”) consists of several individual modules each powered by the Company’s patented Britelight™ laser. These modules produce a rapid train of very short and powerful light pulses having intensities of many hundreds of trillions of watts per square centimeter that are focused into a microwave-oven-size chamber to produce X-rays. The Company believes that once these much smaller and more cost effective X-ray lithography systems become commercially available, they will be well received by the semiconductor industry.

     Semiconductors are manufactured using a variety of substances, with the predominant substrate being silicon. Other substances, often referred to as “compound semiconductors,” are used for certain, specific applications, such as for ultra-high speed communications semiconductors. The compound semiconductor material which has been used most frequently for these high-speed purposes has been Gallium Arsenide (GaAs). Until recently, GaAs has been used principally for military communications applications, but its commercial uses have been increasing. The market for gallium arsenide chips is expected to grow at a solid 30% per year through 2004, when it is estimated to hit $6 billion. The “high bandwidth” segment of this market is reported to be growing at an even faster rate. The Company believes that X-ray lithography could play a key role in enabling the cost-effective manufacture of the high performance circuits needed for these applications.

     Historically, manufacturers of GaAs chips have not achieved the high volumes of wafer throughput as are required by the silicon manufacturers. As the demand for GaAs chips grows, there will be a need for higher throughput lithography processes. JMAR believes its X-ray lithography source technology will enable GaAs semiconductor manufacturers to increase their throughput at more economical costs compared to existing processing methods. Following planned increases in the throughput capability of its PXS sources, JMAR believes they will play a significant role in silicon semiconductor manufacturing in the future. See “Market-Advanced Lithography” below and “Factors That May Affect Future Results” in the Management’s Discussion and Analysis below.

     JMAR’s advanced lithography source development program has benefited from the investment of in excess of $38 million in Company and government funds over the past decade and an additional approximately $22 million investment in stepper system development in JSAL of government funds prior to JMAR owning JSAL. In January 1994, after working on Company funds and relatively small government funded X-ray lithography R&D contracts, JMAR received a $6.9 million multi-year contract to develop its laser-plasma PXS for use in a point source X-ray stepper system. In July 1998, JMAR received an additional $13 million multi-year contract to continue this development and to construct an X-ray lithography point source demonstration system. In June, 2000, JMAR began a two-year $12.8 million phase of source development aimed at integrating its scalable, modular X-ray source with an X-ray stepper supplied by SAL, Inc., a leading X-ray stepper manufacturer and now a subsidiary of JMAR, and installing this integrated system at a semiconductor manufacturing demonstration test site. These contracts were issued by the U.S. Army Research Laboratory and are sponsored by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense. In February 2002 JMAR announced the receipt of a Letter of Intent from the Department of the Army to execute a formal contract funded by the Defense Advanced Research Projects Agency (DARPA) valued at up to $34.5 million. The contract directs JMAR to proceed immediately to deliver “with all diligence” JMAR’s patented first-of-a-kind, one-nanometer point source XRL system to produce high-performance semiconductor integrated circuits needed to support a wide range of critical military missions.

     During the course of this work on its XRL program, JMAR has achieved several major X-ray production performance milestones which it considers to be important breakthroughs. In the past two years, the Company demonstrated the feasibility of superimposing simultaneous laser beams from multiple Britelight modules within spot sizes of a few microns and time scales of a few trillionths of a second. This has led to substantial increases in the X-ray power output of the PXS. In certified testing in December 2000, the power output from the PXS improved from 3 watts in 1999 to 21.5 watts of 1-2 nm wavelength synchrotron-like X-ray emission. The Company believes that this X-ray output increase positions JMAR’s PXS sources as a near-term enabling technology for the higher-volume, cost-effective production of GaAs chips required for the rapidly expanding, highest bandwidth wireless and optical communications markets.

     During 2001, JMAR continued to refine its PXS technology with the objective of meeting a target of integrating PXS sources into one or more available X-ray steppers for commercial or military gallium arsenide chip manufacturers. JMAR also worked to scale-up the PXS to deliver higher X-ray power to support higher wafer throughput.

     In January 2001, prior to its acquisition of SAL, JMAR awarded an initial phase contract valued in excess of $1 million to SAL, to start construction of a NanoPulsar™ XRL system which will be powered by a JMAR PXS-125 laser plasma X-ray source. By the end of the second quarter of 2002, JMAR plans to complete the integration of its XRL point source system with an upgraded Model 5 stepper produced by JMAR’s JSAL division. JMAR plans to conduct lithography demonstrations of its operating XRL system by the end of September, 2002. The goal is to then install this integrated system at a government-approved GaAs microcircuit production facility, to be used for system demonstrations and semiconductor manufacturing process evaluation purposes.

     JMAR’s high-power X-ray point source is also unique in the world in its ability to accommodate an X-ray collimator at close proximity, and hence with large collection efficiency. JMAR has subcontracted this collimator development to other DARPA-sponsored companies and national laboratories. The complete PXS-125 source will include a collimator developed by X-ray Optical Systems, Inc., under contract with JRI. This effort has produced the world’s first full-field illumination collimators, with a measured lithography exposure “gain” of 12 at a point source-to-mask/wafer exposure distance equal to that used in the NanoPulsar. A gain of 12 means that the exposure of the wafer is 12 times faster than without the collimator while the illuminated field is free from the distortions which are associated with an uncollimated point source.

     Combining the high X-ray power output with the expected gain enhancement from the X-ray collimator, JMAR believes that its PXS is able to meet a throughput performance that is sufficient for initial GaAs commercial needs, and far exceeds the performance of any other existing X-ray point source. It represents a significant advance in the Company’s drive to develop a compact, lower-cost alternative to the large, costly synchrotrons for advanced semiconductor lithography and other applications.

     EUV Source Development. During 2001, the Company was granted an exclusive license by the University of Central Florida Research Foundation (UCFRF) to make, use and sell products, processes or systems which incorporate patented technology developed by the University of Central Florida to convert laser beams into Extreme Ultraviolet (EUV) and other types of advanced light sources. JMAR intends to combine the licensed technology with its patented high-power Britelight™ lasers to produce advanced next generation lithography sources to enable the mass processing of ultra-high performance semiconductors. The fields of use covered by the exclusive license include lithography tools and metrology testing and inspection equipment using light wavelengths in the range from 0.40 nanometer to 150 nanometers. This range includes the portion of the wavelength spectrum currently deemed to be of the greatest interest to industry for semiconductor X-ray lithography. It also includes the EUV wavelengths.

     JMAR believes that development of an EUV source based on the UCF technology is highly complementary to the Company’s current X-ray lithography activities because EUV is considered to be one of the leading alternative technologies for powering next generation lithography (NGL) tools. Such tools will be required for high-volume production of the minute microcircuits needed for future ultra-high performance microelectronic products. In 1996, a consortium of leading semiconductor chip manufacturers known as the EUV LLC, led by Intel Corporation, made a substantial investment in a major program using both National Laboratory and semiconductor equipment industry resources to develop a lithography process and related equipment based on the use of EUV light. One of the keys to the ultimate success of that process is the development of an efficient high-power EUV light source.

     JMAR has been collaborating with the UCF School of Optics to develop a practical EUV source technology with optimum power output. It has been demonstrated that, by modifying JMAR’s

Britelight™ laser beam properties from those which are optimal to produce X-rays, and then directing that modified beam into a toaster-size chamber containing the licensed technology, the laser’s energy can be converted into EUV radiation at a higher rate than laser plasma EUV generation sources have reported to date.

     High Performance “Soft” X-ray Sources for Metrology Applications. The Company’s NanoLight Business Area is seeking to commercialize other applications of its PXS technology. The Company believes that the very small, less than ten microns in diameter X-ray spot size generated by the PXS coupled with its one nanometer wavelength X-ray output also opens the door for JMAR to produce additional major-market commercial X-ray systems for a range of processing applications such as semiconductor wafer inspection for failure analysis, fault detection, metrology of lithography and in-line defect or contamination detection. Rather than using multiple PXS modules as is the case for lithography and other higher power applications, these X-ray tools are expected to utilize a single PXS module for high resolution X-ray imaging, X-ray fluorescence and X-ray photoelectron spectroscopy applications. JMAR will address these opportunities as they arise.

Semiconductor Process Technology Services

     JSI provides technology development and high-value technology services to other semiconductor producers in the aerospace and defense industries. This area of the business provided the substantial majority of revenues for JSI in 2001, largely based on a contract originally awarded to JSI by General Dynamics Information Systems in 1998. Work under this contract includes the development, construction and operation of the semiconductor wafer fabrication facility at McClellan Air Force Base in Sacramento for the Defense Microelectronics Activity. This facility was completed in 1999 with facility qualification and process development, and new process instruction continuing throughout 2001.

     Under these ongoing programs, JSI uses its unique semiconductor industry experience and existing relationships to define and/or acquire the technologies needed to support customers’ missions. New long-term programs were captured for the placement, implementation and maintenance of these new state-of-the-art technologies. In a unique arrangement, JSI maintains access to use these facilities to support certain commercial design and wafer fabrication needs. In 2000, JSI expanded its relationship with the government customer funding the work in this area by entering into a Cooperative Research and Development Agreement (CRADA) with the Defense Microelectronics Activity (DMEA) that designates JSI as the commercial interface for the use of the DMEA capabilities by other aerospace contractors.

     During 2001, the Semiconductor Process Technology Services product line accounted for approximately 14% of the Company’s revenues.

Precision Equipment

     Measurement and Inspection (“M & I”) Systems. JPSI manufactures a range of non-contact, high-resolution video/laser measurement systems and sells them to manufacturers of semiconductors, data storage devices, printer systems and biochip products. Its products include the compact Mirage™ tabletop inspection system, the larger JMAR series 3000 and 4000 systems and the Lumina™, the newest member of JMAR’s M&I systems family. The extremely versatile Mirage™ is used by the Company’s customers for a variety of applications including incoming and outgoing inspection, off-line process control of manufacturing equipment, process verification and many laboratory functions. JPSI’s standard Series 3000 system contains larger size X-Y stages that allow measurement and inspection of parts having dimensions exceeding the capability of the Mirage™ while the even larger Series 4000 system combines video and laser height probes to provide high accuracy measurements in all three dimensions (X-Y-Z).

     Lumina™, the newest member of the Company’s M&I Systems family, is ideal for performing the critical micro-measurements needed to manufacture flat panel displays, microelectronics “artwork”, precision etched parts, and a broad range of other microelectronic and micro-medical devices. Using JMAR’s high performance motion control subsystems and precision optics, the Lumina™ produces highly accurate measurements of large complex parts at industry-leading throughput speeds.

     This product line utilizes state-of-the-art machine vision and laser position sensors integrated with programmable optics and lighting control, precision X-Y-Z motion control and other computer controlled functions to check variations in geometries in microelectronics components. Proprietary algorithms are written by JPSI for edge-sensing, height-sensing and point-locating and used to determine straightness of lines, dimensional data, height measurements, angles and radii of curvature of microelectronic devices. During 2001, JMAR’s non-contact video and laser-based Measurement and Inspection Systems product line accounted for approximately $2.2 million, or 12% of the Company’s revenues.

     Positioning and Motion Control Products. JPSI manufactures a wide range of precision positioning stages and motion control devices for the microelectronics industry. These stages, which are the fundamental building blocks of many microelectronic manufacturing systems, are integrated into custom measurement and microelectronic processing products and systems manufactured by both JMAR and its turnkey OEM system customers. During 2001, the Positioning and Motion Control product line accounted for approximately $2.2 million, or 12% of the Company’s revenues.

     Lithography Systems and other Products for Bio-Medical Applications. In the past four years, JPSI has manufactured and sold lithography alignment systems to a leading manufacturer of DNA biochips. Biochips are used by the biomedical industry to acquire, analyze and manage genetic information to improve the diagnosis, monitoring and treatment of diseases. JPSI continues to provide service and parts for those systems and to explore that customer’s future equipment needs. In addition to selling its alignment systems, JPSI has made in-roads with other customers in the biotech industry by selling precision stages that are used in its customers’ biochip manufacturing systems. During 2001, this product line accounted for approximately $1.2 million or 6% of the Company’s revenues.

     Laser Repair Systems. The Precision Systems division also manufactures and sells systems which utilize state-of-the-art lasers for microelectronics repair. These systems serve a continuing need for higher precision instruments to probe, inspect and repair semiconductor assemblies such as Multi-Chip Modules (“MCM”). JMAR’s current laser repair system models use the Company’s optical inspection stations to locate open and short circuits and excimer lasers to repair short circuits by removing excess material.

     Laser Processing System. In a recent effort funded by a leading disk drive manufacturer, JPSI has developed and assembled laser processing tools for use in removing excess material during the production of disk drive components. JMAR’s laser processing system utilizes state-of-the-art lasers, motion platforms, controls and intelligence for processing of critical disk drive components. JMAR is seeking follow-on orders from this customer. During 2001, this product line accounted for approximately $400,000, or 2% of the Company’s revenues.

     Atomic Vision Products. In 2000, JPSI introduced its initial nanometrology Atomic Vision instrument which integrates atomic force microscopy (AFM) technology into the Company’s Disk Inspection Systems (DIS) to extend its imaging resolution to better than one thousandth of a micron. These new Atomic Vision (AV) systems are currently undergoing evaluation by both semiconductor and disk drive customers for failure analysis, process control and research and development applications where nanometrology precision is required. JMAR’s fully integrated AV systems can rapidly verify and map product flaws of nanometer scale, enable precision optical identification of microelectronic components and perform off-line high speed atomic force scanning of a variety of high value in-process and finished parts. JPSI has been working with a major disk drive manufacturer to customize this product to its specific requirements and expects to sell at least one of these systems in 2002.

     Custom Products. In addition to its standard products, JPSI designs, engineers and manufactures customized systems based on its motion control, measurement and/or laser system capabilities to meet specified requirements of customers. Frequently, the design of a particular custom product may lead to additional sales of that product to the customer.

MARKET

     The Company’s technology base has applications in several market areas:

Front-end Semiconductor Equipment and Services

     Advanced Lithography. The total size of the lithography system market is substantial. The semiconductor industry purchases between 500 to 1,000 new lithography systems per year at prices ranging from approximately $700,000 to $10 million, depending upon the circuit feature sizes and other factors with the estimated cost of future next generation lithography systems for the production of high performance silicon semiconductor chips ranging as high as $50 million. Historically, as circuit feature sizes have become smaller, the prices of the lithography systems have increased rapidly.

     Currently, most semiconductors are manufactured using “optical” lithography (meaning using light sources which require optics to focus the light). Semiconductor manufacturers purchase lithography tools from a number of established stepper suppliers. The principal suppliers of optical lithography steppers for high volume semiconductor production are Nikon, Canon, ASML (who has recently acquired Silicon Valley Group Lithography Systems (SVGL)) and Ultratech Systems.

     The silicon semiconductor industry is currently transitioning its highest performance fab lines to the initial production of circuitry having feature sizes as small as 0.13 microns (critical dimension). The Company understands that, with the exception of JMAR, the primary focus of stepper manufacturers for the near-term will continue to be on the development and marketing of optical lithography steppers. The “International Technology Roadmap for Semiconductors (“ITRS”)” 2001 Edition, sponsored by the Semiconductor Industry Association, projects that 0.13 micron generation lithography will also use optical technology. The “next generation lithography” (NGL) technologies competing to succeed optical lithography processes for the silicon market are XRL, extreme ultraviolet (EUV), electron beam and ion projection technology. Each of these NGL technologies has its major semiconductor manufacturer proponents. X-ray lithography process development has been conducted over more than a decade, by several other organizations, including IBM and several large Japanese semiconductor companies, using synchrotron X-ray sources. JMAR and other proponents of XRL believe that as a result of this effort, XRL is the most advanced and mature technology for the 0.10 micron generation and beyond.

     JSAL was established several years ago to focus on the XRL stepper market. As of the end of 2001, a total of about 20 X-ray steppers have been sold worldwide for XRL process development primarily for use with synchrotron X-ray sources. Sixteen of those have been provided by JSAL.

     Because of the uniqueness and the advanced development status of its patented technology, JMAR believes that it is the leading developer of XRL “point sources” and XRL systems. The Company further believes that its current X-ray power output is sufficient for commercially viable Gallium Arsenide chip production. Once its X-ray output attains levels adequate for commercially viable silicon chip production rates, JMAR believes its NanoPulsar series of X-ray systems will provide the silicon semiconductor industry with a lower cost, much more compact and flexible alternative to synchrotron facilities for X-ray lithography process development and production. JMAR also expects its XRL systems will provide a much lower cost alternative to the EUV systems currently under development for Next Generation Lithography.

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

     While the demand for ultra-high speed communications devices has paused in its historically rapid growth, industry followers project a return to prior growth rates in 2003. GaAs, not silicon, is the material of choice for many semiconductor components operating at these ultra-high bandwidths. The market for these devices is expected to grow from about $2 billion in 2001 to more than $6 billion in 2004.

     GaAs devices which operate at ultra-high bandwidths need to have transistors imbedded in the chips which use a gate technology, commonly referred to as “T-gate.” Current and envisioned optical and EUV lithography systems cannot produce these “T-gates.” Electron beam systems and X-ray lithography can produce these “T-gates.” JMAR believes that its NanoPulsar X-ray technology, powered by the Company’s unique PXS series of laser plasma point sources, is capable of greater throughput and will be economically superior to these electron beam systems and is ideally suited to meet the need for a cost effective lithography process to satisfy this demand.

     The Company’s XRL program is focused on the development of the PXS powered NanoPulsar system as a commercially-viable X-ray source initially for the GaAs chip market and then for low-volume production, process development applications for the silicon chip market, and ultimately as an alternative to the synchrotron and other NGL technologies for high volume production of silicon chips. Commercial NanoPulsar source/stepper systems for XRL are expected to cost less and be of comparable, or smaller, size than projected optical DUV stepper systems for the 0.13 micron generation of silicon production and beyond.

     Although JMAR does not believe that synchrotrons will be adopted as a light source by the semiconductor industry, there is an installed base of synchrotrons at research facilities world-wide. In light of the fact that JSAL has sold fifteen x-ray steppers for use with synchrotrons, and continues to service and upgrade many of those, JMAR intends to pursue further sales of x-ray steppers for use with synchrotrons and other applications that may emerge in the future.

     At the present time, the Company believes that the market for point source X-ray lithography systems for the next few years is limited to the sale of systems to support the GaAs chip market. It is estimated that these systems will be priced in the $8-10 million range. The Company expects the market for XRL steppers for the GaAs market to expand as more GaAs manufacturers seek to develop and sell the higher bandwidth chips. If XRL is adopted by the silicon semiconductor market, the units sold in this market should increase substantially and operate to much tighter requirements, while selling at a higher price.

Precision Equipment

     Measurement and Inspection Systems. In this market, the Company concentrates on providing manufacturing equipment for the microelectronics industry, including applicable sectors of the semiconductor, computer disk drive, bio-chip and printer systems industries. The Company believes that the total annual sales for all companies in the niches within this market in which it currently competes is about $250 million.

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

     Lithography Systems for Bio-Chip Applications. The Company provides micro-positioning lithography alignment systems and non-lithography micro-array positioning subsystems for the biochip industry. These systems enable the fabrication of bio-chip products for a range of material identification applications as well as for improving the diagnosis, monitoring and treatment of many diseases. DNA biochips manufactured by the Company’s customers are also being used for managing genetic information that can contribute to the study of the human aging process and the Human Genome.

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

     Positioning and Motion Control Subsystems. Positioning components manufactured and sold by the Company include air bearing, cross-roller bearing and linear motor positioning stages and motion controllers with positioning accuracies ranging from 0.05 microns to 10 microns, motorized x-y tables, z-elevators, linear and rotary stages, and complete motion control solutions. These products are incorporated into the Company’s measurement, inspection and other manufacturing system products and are also sold to major semiconductor equipment OEM’s for sophisticated surface analysis and inspection equipment, and to manufacturers of biochip micro-array systems. The Company believes that the total annual sales in the niches within this market in which it currently competes is about $300 million.

MANUFACTURING

     The Company believes that alternative suppliers are readily available for most of the critical components that it requires to manufacture its precision instrument products. Due to the complex nature of the capital equipment that the Company manufactures at its Precision Systems division, it purchases a substantial amount of “off-the-shelf” components from outside vendors for integration into its final systems. These items include computers, optics, television cameras and motors. In the past, the Company has encountered some difficulties procuring these items but does not rely on exclusive sole source suppliers. Accordingly, it does not currently expect parts availability to create any significant problems in the foreseeable future. Due to the complexity of the equipment that the Company’s Precision Systems division manufactures, delivery times after receipt of an order typically range from 30 to 90 days for standard products and from 90 days to one year for customized and special products.

     In the case of our X-ray lithography development program, we have subcontracted portions of the development effort to third party suppliers, who may initially be sole suppliers for the prototype unit, but we anticipate having multiple sources of supply for the components used in our future production systems. In particular, our X-ray light source requires a component called a collimator, which collects the X-ray output from our X-ray source and directs the X-rays to the wafer. We have received collimators in the past from X-ray Optical Systems, Inc. (“XOS”) and are using one of their current collimators on the X-ray lithography system currently being integrated with a JSAL stepper. We have engaged XOS to develop a higher-efficiency collimator to be developed by the end of 2002 to be used with our first commercial systems. This higher-efficiency collimator and future improvements are needed to increase the X-ray power of our lithography equipment in order to achieve our goal of entering the high volume silicon lithography market by 2005. If we cannot obtain these high-efficiency collimators when needed then we will need to rely on other alternatives to increase X-ray power of our systems, which could involve additional re-engineering and related delays and additional costs which could adversely affect our business.

RESEARCH AND DEVELOPMENT

     Company-funded expenditures for research, development and engineering (“RD&E”) were $2,211,627, $2,299,635, $2,105,294, $2,026,482 and $1,699,010 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Total expenditures for RD&E, including funding provided by third party contracts from the U.S. government and other companies were $9,041,754, $6,424,830, $7,250,287, $5,863,796 and $3,186,149 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

     JRI is performing R&D contract work to develop an X-ray lithography system based on its advanced solid state laser technology. This work, which has important potential commercial applications, is primarily funded by the Defense Advanced Research Projects Agency (DARPA) of the Department of Defense. Government funding for these dual-use technologies, however, is very vulnerable to changes in the political environment. For this reason, the Company is exploring strategic alliance discussions with commercial microelectronics manufacturers to enlist their participation in the continuing development and commercialization of this technology.

     Some of the more significant research and development projects the Company has worked on in 2001 include (i) the continued development of point X-ray sources (“PXS”) for lithography for the semiconductor industry and other metrology applications; (ii) the continued development of a high efficiency EUV generation system for advanced semiconductor lithography; (iii) the development of new software for the Company’s test and measurement systems; and (iv) the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

     The main R&D emphasis in 2002 at JMAR’s Research and NanoLight Business Area is the production of a modular PXS X-ray source to be integrated with JSAL’s NanoPulsar XRL system for placement in a foundry for performance validations and process evaluations starting in 2002.

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

IMPACT OF UNCERTAIN ECONOMIC ENVIRONMENT

     The Company sells its products primarily to much larger technology companies who either use them to manufacture their own micro-electronic components or integrate them into electronic products which they market directly to end users. Therefore, JMAR is vulnerable to any economic downturn which affects the viability of that portion of its customer base, but it could also benefit from the increase in R&D funding which often becomes available at such times.

     JPSI is primarily engaged in producing relatively high-end technology products and services, some of which can contribute to the creation of revolutionary new products of the type needed to jump-start the Industry. However, it is not postured to take the lead in creating such products. Accordingly, the Company believes that the future near-term business prospects of this division will depend primarily on the general level of economic activity in the Technology Industry marketplace.

     On the other hand, JMAR’s two operating divisions which comprise the NanoLight Business Area are postured to play a key role in helping the semiconductor industry begin to re-assert itself in the near future. JMAR’s new lithography technology is helping to lay the foundation for the production of advanced semiconductors that could provide the foundation for a wide-range of new end products, the capabilities of which will only be limited by the creativity of the overall Industry.

     JMAR’s NanoLight Business Area, though capital limited today, is rapidly moving to assemble all of the capabilities needed to provide the semiconductor industry with the ability to manufacture higher performance, more cost-effective electronic circuitry having the potential to transport voice, video, and data at much higher rates, and with greater clarity than ever before. By so doing, many prototype or yet undemonstrated consumer, business, scientific and military product applications, not practical today because of poor economics, insufficient bandwidth (or speed), or both, may suddenly be brought to life and inserted into the mainstream economy with the improved speeds and economics made possible by their more powerful semiconductor chips. JMAR expects that its rapidly advancing lithography technology, now nearing practical application at JSAL, will begin to play an ever-growing role in enabling chip manufacturers to produce higher performance semiconductor products targeted, initially, for the high bandwidth communications market.

     JSAL acts as the focal point for the development, application and marketing of JMAR’s XRL systems. Its near term efforts center on meeting the needs of the GaAs (i.e., Compound Semiconductor) device fabricators as they enter production of high frequency devices using 150 nm and below critical dimensions. Its efforts build on the experience gained in deploying systems for use with synchrotron sources and in its development of early point source illuminated systems.

     The Company believes that the diverse, but inter-related content of its technology business provides JMAR with a mutually-complementary and mutually-supportive business base that should “tide” JMAR through the current Technology Industry slowdown. This business base, which includes important R&D contract support from the U.S. government, also places the Company in a good position to contribute to, and benefit significantly from, the expected upturn in the Technology Industry.

COMPETITION

Front-end Semiconductor Equipment and Services

Advanced X-ray Source Development

     The Company believes that it has established itself as the world’s leading developer of X-ray lithography point source systems powered by its patented PXS collimated laser plasma source technology. The Company also believes that it has achieved X-ray outputs which will enable it to meet a throughput performance sufficient for GaAs production needs and which exceed the levels achieved by the competing electron beam systems. The Company believes that its NanoPulsar series of XRL systems will be capable of generating X-rays of sufficient intensity to demonstrate 0.10 micron and smaller feature sizes at commercially-viable manufacturing rates, for GaAs chip production and, with planned increases in X-ray power, the Company believes its PXS can produce sufficient X-ray power for silicon chip process development and manufacturing in the future.

Semiconductor Process Technology Services

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

Precision Equipment

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

     JMAR believes that it is a recognized leader in measurement and inspection systems utilizing vision and laser based depth probes. There are approximately three major domestic competitors (Newport, OGP and View Engineering) and three major foreign competitors (Mitutoya, Nikon and Zeiss) within JPSI’s marketplace. The majority of JPSI’s competitors in this area supply standard off-the-shelf measurement and inspection systems for the microelectronics industry. JPSI’s strengths against its competition are its ability to integrate its positioning and motion control products with its standard measurement and inspection systems to provide turnkey system solutions for manufacturing, process control and quality control requirements. The Company’s vision and laser-based systems are targeted for high-end applications requiring high resolution, sub-micron edge detection, positioning and measurement accuracy. Due to the focus on the high performance portion of this market, in the past JMAR’s products have been priced at the higher end of the competition. In the latter half of 2001 and so far in 2002, JPSI has made significant in-roads in reducing the cost of its products, along with product upgrades, and it believes its products compete favorably with those of its competition.

PATENTS AND PROPRIETARY TECHNOLOGY

     During the past several years JMAR’s patent protection efforts have resulted in the issuance of 16 patents, 9 pending U.S. patent applications and several provisional patent applications. In addition, several of the issued U.S. patents have also been issued as foreign patents. In many cases, several patents were continuations-in-part which cover the same subject matter as earlier issued patents, with added improvements thereto. The issued patents contain numerous claims covering various types of laser plasma X-ray sources, high-brightness solid state lasers, point-source lithography system technology, advanced collimator technology, improved X-ray source chambers, improved laser amplifiers, internal imaging of semiconductor devices (nanotomography), laser ablation of materials, ultraviolet and extreme ultraviolet (EUV) microlithography systems and key X-ray lithography stepper technology, each of which represents a major opportunity for potential growth for JMAR. The expiration dates of these patents range from 2004 to 2017. JMAR is also a party to an exclusive license with the University of Florida covering certain EUV technology. Because the later patents cover many of the fundamental aspects of the earlier patents, with more recent improvements, the more recently issued patents are generally more important than the earlier patents.

     The Company’s policy is to apply for a patent on each of its significant inventions not only to preserve its proprietary rights but also to protect against reverse engineering by others and to avoid being “locked out” of the use of its own technology by other patents. However, the Company does not place its principal reliance on patent protection; rather, it seeks to maintain a competitive advantage through an aggressive R&D program, protection of non-patented proprietary data, maintenance of its advanced laser-optics expertise, superior product performance and active marketing of its products. However, it is recognized that lasers and X-ray lithography are the subject of very substantial R&D activity by many very competent companies and that other approaches may be developed and patented, making the field very competitive.

CUSTOMERS

     For fiscal years 2001, 2000 and 1999, the United States Government accounted for approximately 66%, 45% and 58%, respectively, of total sales. A major portion of the Company’s government contract sales involves research and development aimed at producing commercially-viable products and technology. Foreign sales accounted for 3%, 7% and 11% of the Company’s revenues in 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, IBM accounted for 5.0%, 5.6% and 10.3% of JMAR’s revenues, respectively. Installations in IBM’s foreign facilities accounted for 1.0%, 0.7% and 6.0% of the Company’s revenues in 2001, 2000 and 1999, respectively, and are included in the above foreign sales numbers. In 2001, 2000 and 1999, 4.9%, 16.3% and 13.4%, respectively, of the Company’s revenues were derived from sales of DNA biochip lithographic alignment systems to Affymetrix, Inc.

EMPLOYEES

     Currently, the Company has approximately 120 full-time employees. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INFORMATION REGARDING INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT SALES

     As a result of the decision to discontinue and sell the Company’s standard semiconductor products business, the Company will operate in two segments as follows: Front-end Semiconductor Equipment and Services and Precision Equipment. Prior to the Company’s decision to discontinue and sell its standard semiconductor products business, the Company operated in the above two segments as well as the Semiconductor Products and Processes Segment. Financial information relating to the Company’s segments, significant customers and export sales for the three years ended December 31, 2001 is incorporated by reference from Note 14 of Notes to Consolidated Financial Statements.

Item 2. PROPERTIES

     The Company has a total of approximately 85,000 square feet of laboratory, office, manufacturing and storage space under leases between the Company or its four subsidiaries and their respective landlords. The Company’s corporate headquarters occupies 4,856 square feet in Carlsbad, California approximately 35 miles north of San Diego International Airport. This lease expires on September 30, 2005.

     NanoLight and JRI lease 9,280 square feet located in the Torrey Pines Business Park in the Sorrento Valley region of San Diego, 15 miles north of San Diego International Airport. The Sorrento Valley space is used for the Company’s expanding advanced light technology development activities, including X-ray lithography. That lease expires on February 28, 2003.

     JPSI leases a total of 28,500 square feet of manufacturing, office and storage space in two separate buildings located 25 miles north of Los Angeles International Airport in Chatsworth, California, a suburb of Los Angeles. The facility lease expires in August, 2002.

     JMAR Semiconductor leases 25,556 square feet of office and storage space in Irvine, California south of Los Angeles which expires on August 31, 2005. JSI is currently attempting to sublease this space. JSI also leases 2,567 square feet of office and storage space in Sacramento, California. That lease expires in April, 2002. JSI expects to renew this lease prior to its expiration.

     JSAL leases a total of 14,640 square feet of office and storage space in South Burlington, Vermont. That lease expires in March 2003.

     The Company believes that its physical properties are adequate for its current needs.

Item 3. LEGAL PROCEEDINGS

     In April, 2001, the Company’s subsidiary, JMAR Precision Systems, Inc. (“JPSI”) hired Shankar Rao as JPSI’s Vice President of its Precision Motion Control (“PMC”) business area. Subsequently, Mr. Rao was made Senior Vice President of JPSI. Mr. Rao was formerly an employee of Anorad Corporation (“Anorad”). Anorad competes with the PMC business area of JPSI. In October, Anorad filed a Complaint in Los Angeles Superior Court against Mr. Rao, JPSI and the Company seeking a Temporary Restraining Order and a Preliminary Injunction against Mr. Rao, JPSI and the Company from using or disclosing any Anorad trade secret information that may be in their possession. The Complaint also seeks damages in an unspecified amount for the alleged misappropriation of Anorad trade secrets, the breach by Mr. Rao of his employee confidentiality agreement with Anorad, interference with contractual relations and unfair competition.

This matter has been stayed by the Court pending arbitration of any claims between Anorad and Mr. Rao. The Company denies that it possesses or has used any Anorad trade secrets and if the court action is reinstated, the Company believes that it has defenses to this lawsuit and intends to vigorously contest this matter.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company’s Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market (“NASDAQ-NMS”) under the symbol JMAR. The 2001 and 2000 high and low transaction prices for the common stock as reported by NASDAQ-NMS are set forth in the following table.

Common Stock Price

		High	Low

2001
	First Quarter	7.61	2.97
	Second Quarter	5.49	2.63
	Third Quarter	4.47	1.75
	Fourth Quarter	3.77	1.90
2000
	First Quarter	22.75	4.88
	Second Quarter	11.50	3.50
	Third Quarter	12.50	4.69
	Fourth Quarter	8.72	2.50

     As of February 28, 2002, there are approximately 10,000 holders of JMAR’s common stock.

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future by the Company on its Common Stock will be dependent on its earnings and financial condition and such other factors considered relevant by the Company’s Board of Directors.

     Pursuant to the Director Compensation Program adopted by the Company in August, 1997, the Company issued a total of 956 shares of Common Stock in October, 2001 to its outside directors as compensation for services as a director. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data that follows has been extracted from the Company’s Consolidated Financial Statements, which have been audited by Arthur Andersen LLP, independent public accountants. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto, which are included elsewhere in this report.

Consolidated Statements of Operations Data — For the Years Ended December 31,

	1997	1998	1999	2000	2001

Revenues	$21,461,627	$24,560,834	$24,767,740	$19,626,600	$18,712,607
Gross profit	8,830,316	9,187,891	7,051,994	5,923,223	2,900,550
Operating expenses	7,303,374	8,279,582	9,197,098	9,469,777	18,951,234
Income (loss) from operations	1,526,942	908,309	(2,145,104)	(3,546,554)	(16,050,684)
Interest expense	(181,562)	(181,227)	(240,928)	(136,313)	(103,613)
Interest income	88,402	89,575	25,205	324,550	244,102
Other income (expense), net	16,503	(27,612)	111,833	2,133,552	1,208,661
Income (loss) before income taxes	1,450,285	789,045	(2,248,994)	(1,224,765)	(14,701,534)
Income tax (provision) benefit	345,000	(32,204)	—	—	—
Net income (loss)	1,795,285	756,841	(2,248,994)	(1,224,765)	(14,701,534)
Net income (loss) per basic share	.11	.04	(.12)	(.06)	(.65)
Basic shares used in computation of net income (loss) per share	17,065,860	18,046,860	18,045,914	21,468,763	22,484,905

Consolidated Balance Sheet Data — December 31,

	1997	1998	1999	2000	2001

Working capital	$9,634,527	$9,213,134	$7,468,743	$21,543,381	$7,843,465
Total assets	17,268,878	22,874,833	20,673,768	34,191,574	26,618,625
Short-term debt	922,246	2,693,975	5,195,490	1,291,178	3,280,037
Long-term liabilities	907,235	475,362	642,913	339,908	1,419,632
Stockholders’ equity	12,488,212	13,253,179	10,909,461	28,444,669	14,299,655

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Through December 31, 2001, the Company operated in three segments as follows: Front-end Semiconductor Equipment and Services, Precision Equipment, and Semiconductor Products and Processes. Subsequent to December 31, 2001, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to become established in the market, as well as to develop newer, higher value chips. The Company has concluded that it will not continue to invest its resources in this business. As a result of this decision, in the future the Company will operate in two segments, the Front-end Semiconductor Equipment and Services segment and the Precision Equipment segment. The standard semiconductor products business will be reflected in future financial statements as a discontinued operation and the remainder of JSI’s business included in the Semiconductor Products and Processes Segment will be included in the Front-end Semiconductor Equipment and Services Segment.

Results of Consolidated Operations

     Net loss for each of the fiscal years ended December 31, 2001, 2000 and 1999 was $14,701,534, $1,224,765 and $2,248,994, respectively, while loss from operations for those same periods was $16,050,684, $3,546,554 and $2,145,104, respectively. Total revenues for 2001, 2000 and 1999 were $18,712,607, $19,626,600 and $24,767,740, respectively. Contract revenues for 2001, 2000 and 1999 were $12,776,721, $9,114,357 and $14,452,054, respectively. Included in the net loss for the years ended December 31, 2001, 2000 and 1999 are asset writedowns and special items of $9,332,731, $131,663 and $405,471, respectively. See below for a detailed discussion of the asset writedowns and special items.

     The decrease in total revenues for the year ended December 31, 2001 compared to the prior year was attributable to an approximately $4.7 million drop in sales of the Company’s precision instrument products as a result of the severe economic downturn which has caused our target customers to curtail capital equipment purchases. In addition, as a consequence of the September 11, 2001 terrorist attacks in the U.S., this slowing of economic activity became worse, resulting in a further retrenchment of overall spending by our target customers. The decrease in revenues was also attributable to a decrease in semiconductor process technology services sales of approximately $804,000 due to the Company’s reassignment at JSI of certain semiconductor engineering resources from external contract revenue microchip development projects to internally-funded chip development and marketing activities. The decreases in revenues for 2001 compared to 2000 were offset in part by a significant increase in X-ray lithography contract revenues of $3,864,260 as well as other contract revenues from JMAR/SAL NanoLithography, Inc. (JSAL) of $724,884, acquired in August 2001.

     In 1999, the semiconductor process technology services business recorded significant revenue compared to 2000 attributable to non-recurring subcontracts related to construction of a semiconductor fabrication facility for the Defense Microelectronics Activity located in Sacramento, California. Furthermore, the fiscal 2000 revenues of this business were affected by the planned reassignment of a substantial portion of the Company’s semiconductor engineering staff from government funded contract chip development work to internally funded commercial product development and marketing activities consistent with the Company’s plans to accelerate its entry into the commercial telecom semiconductor product market.

     The Company’s ability to forecast orders for its precision instrument products continues to be limited due to continuing marketplace uncertainties which often impedes customers’ abilities to accurately forecast their needs. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results in 2002.

     Total gross margins for the fiscal years ended December 31, 2001, 2000 and 1999 were 15.5%, 30.2% and 28.5%, respectively. Gross margin (loss) for product sales for the three years ended December 31, 2001, 2000 and 1999 were (8)%, 34% and 35%, respectively, and gross margins for contract sales for those three years were 26%, 25% and 24%, respectively. The decrease in the gross margin for product sales in 2001 was due primarily to underutilized manufacturing capacity, competitive pressures on product pricing and the need to increase inventory reserves to address the risks of excess quantities of materials held as a result of slow demand ($1.8 million increase in 2001, including $1.2 million in the fourth quarter, compared to a $250,000 increase in 2000). The higher total gross margins for 2000 compared to 1999 are primarily due to a change in the mix of revenue sources wherein 2000 revenue had a smaller amount of lower margin contract revenues of the semiconductor process technology services business compared to 1999. Also included in 2000 is a charge to cost of sales to increase the reserve for excess and obsolete inventory of $250,000 at JPSI. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future. The Company expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will substantially improve gross profit margins. The Company is currently integrating its X-ray source and stepper and anticipates conducting wafer exposures using this integrated system by the end of the third quarter of 2002. Additional efforts are ongoing to increase the X-ray power output of our X-ray sources to meet commercially viable requirements for the GaAs chip manufacturing industry with the expectation of receiving an order for a commercial system by the end of 2002.

     Selling, general and administrative (“SG&A”) expenses for the fiscal years ended December 31, 2001, 2000 and 1999 were $7,406,876, $7,038,479 and $6,686,333, respectively. The increase in SG&A expenses in 2001 is primarily due to an increase in sales and marketing costs in the Semiconductor Products and Processes Segment of $455,426 due to the buildup of the sales and marketing infrastructure related to the Company’s market entry of its standard semiconductor products. In addition, there were $562,327 in SG&A costs in 2001 related to JSAL. These increases were offset, in part, by a reduction in SG&A costs in the Precision Equipment segment of approximately $720,000 primarily related to the reduction in employees during 2001 in that segment and other cost cutting programs implemented during 2001. The increase in SG&A expenses in 2000 compared to 1999 is primarily due to an increase in sales and marketing costs in the Semiconductor Products and Processes Segment.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Contract Costs of Sales”, totaled $6,830,127, $4,125,195 and $5,144,993 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. The increase in Customer-Funded RD&E expenditures for 2001 is related to an increase of approximately $2,432,936 in the X-ray lithography program contract funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR’s X-ray lithography source technology for the commercial semiconductor market, and contract costs of $579,434 incurred by JSAL which was acquired in August 2001. These increases were offset, in part, by a decrease of $307,438 related to the Company’s contract for the development of a unique microcircuit architecture and devices for the replacement of obsolete integrated circuits for the Defense Microelectronics Activity. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $2,211,627, $2,299,635 and $2,105,294 for the fiscal years ended December 31, 2001, 2000 and 1999, respectively. Hence, total RD&E expenditures for those three years were $9,041,754, $6,424,830 and $7,250,287, respectively. RD&E expenditures as a percentage of sales were 48.3%, 32.7% and 29.3% for the years ended December 31, 2001, 2000 and 1999, respectively. These expenditures are primarily related to the continued development of point X-ray sources for lithography for the semiconductor industry and other metrology applications, development of a high efficiency EUV generation system for advanced semiconductor lithography, the development of new software for the Company’s test and measurement systems and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

     Due to the lack of progress in selling JSI’s standard semiconductor products and the additional investment required for that product line, JMAR has recorded, as of December 31, 2001, significant write-offs related to impairments in JSI’s assets. Asset writedowns and special items for the year ended December 31, 2001 of $9,332,731 includes $7,420,000 in asset impairments at JSI, $364,000 in asset writedowns related to other discontinued projects, $547,000 in lease termination costs at JSI, $349,000 in severance related to reductions in force and other terminations at JPSI and $653,000 in legal costs associated with several matters, all but one of which was resolved at December 31, 2001. The asset writedowns at JSI include $4,650,000 of capitalized software development costs for products that have not generated significant sales to date and are doubtful of generating future revenues, $2,056,000 of fixed assets including outside purchased software for operating assets that will not be realizable as a result of no future sales, $420,000 of other assets and $294,000 of inventory. In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued its expected loss under that lease. The asset writedowns of other discontinued projects related to NRV writedowns related to demo products ($335,000) where the Company has put the projects on hold and $29,000 for the writedown of abandoned patent applications. The majority of the severance amounts are related to two negotiated severance agreements, the majority of which has been paid in cash in 2001 or will be paid in cash in 2002. The balance of the severance amount is related to several reductions in force during 2001 of a total of 34 employees. The reductions in force represented 31% of the work force at JPSI and were not associated with a restructuring, exit plan or business combination. The legal costs have either been paid in cash prior to December 31, 2001 or have been accrued at December 31, 2001 and will be paid subsequently to December 31, 2001. The amount of the asset writedowns and special items for the quarter ended December 31, 2001 was $8,207,000. The amounts for special items in 2000 are for legal costs and severance and the amount in 1999 is for termination costs for a former employee and legal costs.

     Interest expense for the fiscal years ended December 31, 2001, 2000, and 1999 was $103,613, $136,313 and $240,928, respectively. Interest expense is less for 2001 versus 2000 due to lower borrowing costs due to the reduction in prime rate in 2001. Interest expense is significantly less in 2000 versus 1999 due to the repayment of the Company’s working capital line (the “Line”) with Comerica Bank in late March 2000. The terms of the Line are described in “Consolidated Liquidity and Financial Condition,” below.

     The gain on sale of marketable securities of $1,189,273 and $2,184,476 for 2001 and 2000, respectively, is related to the sale of 500,000 shares and 890,000 shares, respectively, of the Company’s investment in Bede plc in April 2001 and December 2000, respectively. Other income (expense) for 1999 includes a writedown of $88,344 of a note receivable from an officer of the Company.

Results of Segment Operations

Front-end Semiconductor Equipment and Services Segment

     Revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 for the Front-end Semiconductor Equipment and Services Segment increased $4,589,144 from $5,263,850 to $9,852,994. This increase is due to a significant increase in X-ray lithography contract revenues of $3,864,260 as well as other contract revenues from JSAL of $724,884, acquired in August, 2001. Operating income of the Front-end Semiconductor Equipment and Services Segment for the year ended December 31, 2001 as compared to the year ended December 31, 2000 decreased $84,007 from income of $223,109 to income of $139,102. Despite the increase in revenues in 2001 compared to 2000, operating income decreased primarily due to asset writedowns of $227,000 and $185,000 of losses at JSAL which was acquired in August 2001.

Precision Equipment Segment

     Revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 for the Precision Equipment Segment decreased $4,716,927 from $10,512,243 to $5,795,316. This decrease in revenues was related to the severe economic downturn which has caused companies to curtail capital equipment purchases. In addition, as a consequence of the September 11, 2001 terrorist attacks in the U.S., this slowing of economic activity became worse, resulting in a further retrenchment of overall spending by companies. Operating loss of the Precision Equipment Segment for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was adversely affected as well increasing $3,061,573 from a loss of $3,072,269 to a loss of $6,133,842. The significantly higher operating losses in 2001 versus 2000 were due to lower revenues and lower margins of certain of the Company’s precision instrument products, $486,000 of asset writedowns and severance amounts and $1.8 million in inventory reserves.

Semiconductor Products and Processes Segment

     Revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 for the Semiconductor Products Segment was $3,064,297 and $3,850,507, respectively. The decrease in revenues in 2001 was attributable to the current worldwide economic slowdown in the semiconductor industry which delayed the planned sales buildup of the Company’s standard products and the reassignment of certain semiconductor engineering resources from external contract revenue microchip development projects to internally-funded chip development and marketing activities.

     The operating loss for the year ended December 31, 2001 as compared to the year ended December 31, 2000 increased from $697,394 to $9,403,079. Subsequent to December 31, 2001, the Company decided to discontinue and sell its standard semiconductor products business. This business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips. In 2001, revenues of standard semiconductor products were approximately $15,000.

     Included in the operating loss of this segment for 2001 are $7,420,000 in asset impairments and $547,000 in lease termination costs. The asset writedowns include $4,650,000 of capitalized software development costs for products that have not generated significant sales to date and are doubtful of generating future revenues, $2,056,000 of fixed assets including outside purchased software for operating assets that will not be realizable as a result of no future sales, $420,000 of other assets and $294,000 of inventory. In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued its expected loss under that lease.

     As a result of the Company’s decision to discontinue and sell the semiconductor standard products business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur liabilities that it otherwise would not have incurred primarily including distributor termination costs, certain vendor liabilities and employee related costs. These amounts are estimated to be approximately $950,000, of which approximately $700,000 and approximately $183,000 was accrued at December 31, 2001 and 2000, respectively, the majority of which represents advance payments for inventory by JSI’s distributor. In March 2002, JSI had a reduction in force of 13 employees or 50% of its total employees. In future financial statements, the standard semiconductor products business will be reflected as a discontinued operation and the remainder of JSI’s business, which represented the majority of the revenues on 2001 and 2000 of the Semiconductor Products and Processes Segment, will be included in the Front-end Semiconductor Equipment and Services Segment.

Consolidated Liquidity and Financial Condition

     Unrestricted cash and cash equivalents at December 31, 2001 and 2000 were $4,115,129 and $9,856,768, respectively. The (decrease) increase in unrestricted cash and cash equivalents for the fiscal years ended December 31, 2001 and 2000 was $(5,741,639) and $7,533,641, respectively.

     The decrease in unrestricted cash for 2001 resulted primarily from an increase in restricted cash of $3,000,000, expenditures for software development costs primarily related to the Company’s commercial telecom semiconductor chips at JMAR Semiconductor, Inc. (“JSI”) of $2,479,809, capital expenditures of $1,170,477 primarily related to capital expenditures for the Company’s commercial telecom semiconductor chips at JSI and the upgrade and replacement of computers, cash used in operations of $417,246 primarily related to operating losses (exclusive of the gain on the sale of the Bede stock and asset writedowns), payment for purchase price of JSAL of $1,112,309, foundry license costs of $200,000 and mask costs of $289,512 offset in part by borrowings under the Company’s working capital bank line of $1,900,000 and proceeds from the sale of shares of the Company’s investment in Bede of $1,207,923. The Company’s capital expenditure budget for 2002 will be substantially less than in 2001.

     The Company’s standard semiconductor products business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to become established in the market, as well as to develop newer, higher value chips. As a result, subsequent to December 31, 2001, the Company has decided to discontinue and sell this business. As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur liabilities that it otherwise would not have incurred primarily including distributor termination costs, certain vendor liabilities and employee related costs. These amounts are expected to be approximately $950,000, of which approximately $700,000 and approximately $183,000 was accrued at December 31, 2001 and 2000, respectively, the majority of which represents advance payments for inventory by JSI’s distributor.

     JMAR’s operations will continue to require the use of working capital. Working capital as of December 31, 2001 and December 31, 2000 was $7,843,465 and $21,543,381, respectively. The decrease in working capital is primarily due to the Company’s losses, software development and other standard chip product activities, decreases in receivables and inventory, cash paid to SAL shareholders as part of the purchase price and capital equipment purchases. The working capital of the Company had generally been funded through its working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate and through third-party contracts. Due to the Company’s continued losses, in November 2001, the Bank reduced the amount of the Line to $3 million and requires a $3 million compensating balance. Pursuant to this new line of credit, there are no financial covenants or ratios. The Line expires March 31, 2003. The Company is pursuing alternative banking arrangements.

     In March 2002, under its Universal Blank Shelf Registration Statement (see below), the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. Management believes that, including this financing, the Company has adequate resources to fund operations and working capital requirements at least through December 31, 2002. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented PXS point X-ray sources for lithography for the semiconductor industry and other metrology applications. In addition to the above financing needs, additional funds could be required for future acquisitions should the Company elect to pursue such acquisitions. The Company believes that it has available to it several potential sources of capital including private offerings to individual investors and additional debt or equity sales in the public market as well as additional contract funding from both current and new customers for its research and development services. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     On August 8, 2001, the Company filed a “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities. The registration statement was declared effective by the Securities and Exchange Commission on October 11, 2001. The securities that may be sold under this registration statement may be common stock, preferred stock, debt or warrants. The Company may sell registered securities in the public market from time-to-time at its discretion when market conditions are favorable and at prices that will be negotiated at those times. In connection with the sale of stock mentioned above, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent a fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. The shares issued by the Company are unregistered; however, pursuant to an agreement with the SAL shareholders, the Company filed a registration statement with the Securities and Exchange Commission on November 6, 2001 and has agreed to use its reasonable efforts to obtain its effectiveness. The holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones over the next 17 months. In connection with the Merger, JMAR agreed to provide working capital loans to SAL from time to time up to a maximum of $1.2 million through June 30, 2002 for working capital to build its X-ray steppers to be integrated with JMAR’s X-ray sources.

     In 2001, the Company was awarded an additional $9 million of contract funding for its XRL program from the U.S. Army Research Laboratory sponsored by the Defense Advanced Research Projects Agency (“DARPA”). In addition, in February 2002, JMAR announced the receipt of a Letter of Intent from the Department of the Army to execute a formal contract funded by DARPA valued at up to $34.5 million. The contract directs JMAR to proceed immediately to deliver “with all diligence” JMAR’s patented first-of-a-kind, one-nanometer point source XRL system to produce high-performance semiconductor integrated circuits needed to support a wide range of critical military missions. As with all multi-year government contracts, the amount and timing of the funding of this contract are dependent upon the annual appropriation of funds by Congress.

     In January 2002, the Company sold the remaining 545,500 of its investment in Bede plc for net proceeds of approximately $1.4 million.

     At December 31, 2001, the Company had approximately $39 million of Federal net operating loss carryforwards subject to certain annual limitations, which expire from 2004 through 2016. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses JMAR’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

     On an ongoing basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, software development costs, intangible assets including goodwill, income taxes, litigation and warranty obligations. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

     JMAR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of JMAR’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     At each year-end, the Company prepares a report which indicates the date that each inventory part was last used. Any inventory parts that have not been used in the past two years are isolated and reviewed for possible excess and/or obsolescence based on current and future requirements. The inventory reserve is adjusted based upon that review. In addition, any known excess and/or obsolete inventory not meeting the above requirement is evaluated for inclusion in the reserve. Obsolete inventory is disposed of after a thorough investigation. Quarterly, any known excess and/or obsolete inventory based on changes in the business or other factors are evaluated and the reserve adjusted accordingly.

     The Company’s policy for the treatment of software development costs are based on Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. In accordance with SFAS No. 86, costs incurred internally in creating a computer software product are charged to expense when incurred until technological feasibility has been established, at which time such costs are capitalized. Technological feasibility is established upon completion of a detail program design. Thereafter, the Company reports the costs at the lower of amortized cost or net realizable value. Amortization is calculated based on the greater of the amount capitalized as a percentage of estimated revenues over the total estimated revenues for the software as a whole, or on a straight line basis, based on estimated useful life of the products. Software development costs currently being amortized are being amortized using the straight line basis over three years. Capitalization of software development costs cease when the product is available for general release to customers. General release is typically when the product is first shipped to a distributor and available for sale. During the year ended December 31, 2001, the Company wrote down to fair value $4,650,000 of capitalized software costs related to the Company’s standard semiconductor products.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002, the Company will establish reporting units and apply a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. Prior to the adoption of SFAS No. 142, the Company evaluated goodwill impairment based on projected future cash flows. We periodically assess the impairment of intangible and long-lived assets which require us to make assumptions and judgments regarding the carrying value of these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of 1) the asset’s ability to generate income from operations and positive cash flow in future periods; 2)  loss of legal ownership or title to the asset; 3)  significant changes in our strategic business objectives and utilization of the asset; and 4) the impact of significant negative industry or economic trends. If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the asset exceeds its fair value. The useful lives and related amortization or depreciation expense is based on our estimate of the period that the assets will generate revenues or otherwise be used by us.

     JMAR records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized based on estimates of future taxable income. In the event the Company determines that it will not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets is charged to income in the period such determination is made. Likewise, should JMAR determine that it will be able to realize its deferred tax assets in the future in excess of its net recorded asset, an adjustment to the deferred tax asset would increase income in the period such determination is made. As of December 31, 2001, a net deferred asset of $520,000 is included in other non-current assets on the Company’s Consolidated Balance Sheet.

     Estimated amounts for litigation reserves that are probable and can be reasonably estimated are recorded as liabilities. Estimates are based upon the facts and circumstances of each case and, in part, on advice from legal counsel regarding probable outcomes, if determinable.

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

     The majority of the Company’s product sales are standard products modified as necessary to be integrated with the customer’s manufacturing line while still meeting all of our published vendor specifications regarding performance. The systems are assembled and tested by the Company prior to shipment based on either customer specifications and acceptance criteria and/or in-house specifications and acceptance criteria. Usually, the customer’s environment is no different than that at the Company’s facility. Large, custom systems are usually inspected, tested and accepted by the customer in the Company’s facility. JMAR is ISO 9001 certified, which requires JMAR to have implemented detailed acceptance procedures prior to product shipment, and is in compliance with those procedures. Product revenue is generally recorded at time of shipment when title is transferred (assuming all applicable revenue recognition criteria are met) in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.

     Sales to distributors are recorded as revenue if all revenue recognition criteria are met, including those of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, if applicable. Generally, revenue is recorded upon shipment to distributors if 1) there is no right of return, or returns can be estimated; and 2) product shipped is a standard product for which the Company has a history of selling. In contrast to distributors, sales representatives are merely elements of the Company’s sales force. Orders are obtained by or through sales representatives, but the product is never sold to a sales representative; rather the product is sold to and shipped directly to customers and recorded as revenue at that time.

     Warranty reserve is recorded based on 1% of product sales. Warranty costs are offset against the reserve. Each quarter the reserve is analyzed to ensure that it is adequate based on actual and estimated future warranty activity.

Factors That May Affect Future Results

     Certain statements contained in this Form 10-K which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, such as the semiconductor industry, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt XRL as the lithography alternative, shifts in demand for the Company’s products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires.

     JMAR’s future operating results are also dependent on its ability to develop, manufacture and market, in a timely manner, innovative products that meet customers’ needs and the continued growth of the semiconductor, biochip, computer disk drive and general microelectronics industries. Inherent in this process are a number of risks that the Company must successfully manage in order to achieve favorable operating results. The process of developing new high technology products is complex and uncertain and requires innovations that anticipate customer needs and technological trends. After the products are developed, the Company must quickly manufacture them in sufficient volumes at acceptable costs to meet demand and establish the necessary sales and marketing capabilities to assure adequate and timely sales volume.

     The Company has made substantial progress in its PXS X-ray source development program. However, in order to prove that its technology works and to produce a completed product, the Company must integrate these highly technical and complicated systems into a fully integrated prototype. With any new technology, there is a risk that the market may not appreciate the benefits of the product. In the GaAs chip market, the Company’s X-ray system will compete with electron beam systems, which have demonstrated performance. Furthermore, the acceptance of the Company’s XRL system is dependent on the demand for high-speed GaAs chips increasing substantially. The Company’s business plan is to increase the power of its X-ray sources and make other improvements to its X-ray system in order to increase the throughput of its products. In order to do so, there are several technical risks involving the improvement of collimators, X-ray masks and resists that have to be overcome. If the Company achieves these improvements, its technology will have to compete with the well-funded EUV technology development effort for acceptance by silicon semiconductor manufacturers. Development by others of new or improved products, processes or technologies may make the Company’s proposed products obsolete or less competitive. Also, the development of sophisticated laser and X-ray products is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs.

     Along with some of the risks discussed in the preceding paragraph, there is no assurance that the Company will market its Britelight™ lasers as stand-alone products or that, if the Company should do so, they will be accepted in the marketplace.

     In addition, portions of the Company’s manufacturing operations are sometimes dependent on the ability of a targeted base of suppliers to provide core technology, sub-assemblies and common manufactured parts in time to meet critical distribution and manufacturing schedules. From time-to-time the Company could experience constrained supply of certain component parts due to a variety of reasons, including strong demand in certain product lines as well as strong demand in the industry. Such constraints could adversely affect JMAR’s operating results until alternate sourcing is developed.

     As is the case for a large number of California-based companies, a significant portion of the Company’s operations are located near major earthquake faults. The ultimate impact on the Company, significant suppliers and the general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake in close proximity to the Company’s facilities. The Company is predominantly self-insured for losses and interruptions caused by earthquakes.

     The operations of the Company involve the use of substances regulated under various federal, state and international laws governing the environment. It is the Company’s policy to apply strict standards for environmental protection even if not subject to regulations imposed by local governments. The liability for environmental remediation and related costs is accrued when it is considered probable and the costs can be estimated. Environmental costs are presently not material to JMAR’s operations or financial position.

     Although JMAR believes that it has the necessary product offerings and resources for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. Factors external to the Company can result in volatility of the Company’s common stock price. Because of the foregoing factors, recent trends should not be considered reliable indicators of future stock prices or financial results.

     The Company denominates its foreign sales in U.S. dollars and the Company does not believe that foreign currency fluctuations will have a material adverse impact on its ability to compete with its domestic-based competitors. Foreign currency fluctuations, however, could make the Company’s products less affordable in foreign markets and thus, reduce the demand for such products.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company’s consolidated financial statements prepared in accordance with Regulation S-X and Report of Independent Public Accountants are set forth at the end of this Report on pages F-1 through F-22.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers and directors of the Company are as follows:

Name	Age	Position

John S. Martinez, Ph.D.	71	Chief Executive Officer and Chairman of the Board
Dennis E. Valentine	46	Vice President Finance, Chief Financial Officer and Chief Administrative Officer
Joseph G. Martinez	44	Senior Vice President, General Counsel, Secretary and Acting President of JMAR Precision Systems
John H. Carosella	58	Senior Vice President, Managing Director of NanoLight Business Area and President of JMAR Research
Daniel J. Fleming, Ph.D.	60	President of JMAR/SAL NanoLithography
Marvin W. Sepe	46	President of JMAR Semiconductor
James H. Banister, Jr.	71	Director
C. Neil Beer, Ph.D.	66	Director
Vernon H. Blackman, Ph.D.	72	Director
Barry Ressler	61	Director
Charles A. Dickinson	78	Director

     The directors of the Company are elected by the shareholders to hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

     JOHN S. MARTINEZ, Ph.D., became Chairman of the Board, President, Chief Executive Officer and a Director of the Company at its inception. From December 1998 to August 2001, E. Fred Schiele served as President and Chief Operating Officer. At the Annual Board Meeting in August 2001, the Board elected Dr. Martinez as President and eliminated the position of Chief Operating Officer. Prior to co-founding the Company in October 1987, he was President of HLX Laser, Inc., an excimer laser development company and President of Jamar Enterprises, a management and investment consultant to high-technology companies. From 1976 to 1984, Dr. Martinez was President and Chief Executive Officer of Physics International Company (“PI”), a high-technology research, development and manufacturing company specializing in high-intensity energy technology and X-ray generation equipment. During that period, PI’s annual sales grew from approximately $9,000,000 to over $42,000,000 and profits grew at a compounded annual rate in excess of 32%. From 1961 to 1976, Dr. Martinez held a number of management positions at TRW, Inc. He formed that company’s High Energy Laser program in 1970 and managed it until he left the company in 1976. Dr. Martinez, a Ford

Foundation and Atomic Energy Commission Fellowship holder, earned his Ph.D. in Engineering Science from the University of California (Berkeley) in 1962, his Bachelor’s degree from Rensselaer Polytechnic Institute (Troy, N.Y.) in 1951 and is a graduate of the Oak Ridge School of Reactor Technology. He served on active duty in the U.S. Marine Corps during the Korean War and was discharged as a Captain in 1954. He is the holder or co-holder of six patents. Dr. Martinez is the father of Joseph G. Martinez, Senior Vice President, General Counsel of the Company.

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

     JOSEPH G. MARTINEZ joined the Company in June 1998 as Vice President and General Counsel and has been the Company’s Secretary since August 2000. Mr. Martinez was elected Senior Vice President in August 2001. In September 2001, Mr. Martinez was appointed Acting President of JPSI. From 1986 to 1998, Mr. Martinez was employed by Parker, Milliken, Clark, O’Hara & Samuelian, P.C., a Los Angeles-based law firm which had served as the Company’s outside general corporate counsel since the Company’s inception in 1987. From 1993 to 1998, Mr. Martinez was a shareholder of Parker, Milliken and was the principal attorney responsible for representing the Company. From 1984 to 1986, Mr. Martinez was employed by another law firm in Los Angeles. During his tenure at Parker, Milliken, Mr. Martinez specialized in corporate, securities and general business law. In 1984 Mr. Martinez received both a Juris Doctor degree from the University of California, Davis and a Master of Business Administration from U.C. Berkeley (with an emphasis in Finance and Accounting) in a Joint Degree Program. He received his B.A. in Genetics from U.C. Berkeley in 1980. Mr. Martinez has been a member of the California State Bar since 1984. Mr. Martinez is the son of Dr. John S. Martinez, the Company’s Chairman and Chief Executive Officer.

     JOHN H. CAROSELLA is a Senior Vice President of JMAR, Managing Director of the Company’s NanoLight Business Area and, since August 2001, President of JMAR Research, Inc. Prior to joining the Company in May 2000, for the prior three years, he was President of Osmic, Inc., a Michigan-based leading developer and provider of advanced X-ray and neutron optical instruments and products for the semiconductor lithography and medical equipment manufacturing industries. Prior to joining Osmic, Mr. Carosella served for nine years as President of Speedring Systems, Inc., a precision systems manufacturer where he transformed the company from a $1.5 million per year aerospace contractor to a $10 million per year supplier of precision electromechanical and optical equipment for the commercial imaging markets. Mr. Carosella began his professional career with Eastman Kodak Co., where for 13 years he served as an optical products development engineer and as engineering services manager. Mr. Carosella holds a Bachelor of Science degree in Physics from Worchester Polytechnic Institute and a Master of Science degree in Optical Engineering from the University of Rochester.

     DANIEL J. FLEMING. Ph.D. joined JMAR/SAL NanoLithography, Inc. (“JSAL”) as President in August 2001 when SAL, Inc. was merged into JSAL. He had been President, CEO, and a director of SAL. He brings a strong and diverse background in the semiconductor electronics business from more than three decades in the semiconductor industry at IBM Microelectronics, SVG Lithography Systems (SVGL), and SAL. At SVGL he was responsible for the marketing and customer support of semiconductor lithography equipment. His earlier experience at IBM includes executive management of the development and production of world-class chip products and the underlying materials, process technology and production equipment. He has held governance and advisory board positions at

SEMATECH, SRC, and university semiconductor research centers. Dr. Fleming received a BEE from Rensselaer Polytechnic Institute and a MS (EE) and Ph.D. (EE) from Syracuse University.

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

     C. NEIL BEER, Ph.D., has been a director since July 1988 and was an employee of the Company from May 1991 until November 1992 and a consultant to the Company from April 1993 to September 1993. Dr. Beer currently is the Executive Vice President of Computer Technology Associates, Inc. From April 1996 until April 2002, Dr. Beer was the President of SECON, a software and systems engineering company primarily supporting the national intelligence community. Prior to that, he was the Colorado Space Advocate, responsible for the growth of Colorado’s space industry. From September 1986 to October 1989, he was President and Chief Executive Officer of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing and energy conversion hardware. Previously, he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia. Dr. Beer graduated magna cum laude with a B.S. degree in engineering from the University of Oklahoma and received his doctorate in Operations Research in 1972 from that same University. Dr. Beer is recipient of the NDIA Medal for Outstanding Achievement in Space.

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

     CHARLES A. DICKINSON has been a director of the Company since August 2001. Mr. Dickinson twice served as Chairman of the Board of Directors of Solectron Corporation, a $20 billion per-year worldwide leader in electronics manufacturing, assembly, and test services for electronic companies around the world. He joined the Solectron Board in 1984, served as Chairman from 1986 to 1990 and from 1994 to September 1996 and continues to serve as a director today. While an outside director, he accepted the assignment of establishing Solectron’s European business in 1991 and served as President of Solectron Europe from 1993 to February 1996. From January 2000 to August 2001 he was Chairman of the Board of Directors of SAL. Before Solectron, Mr. Dickinson was Chairman, President and CEO of Vermont Micro Systems, Inc. He was also CEO of Dataproducts Corporation and he served seven years in various general management roles at Control Data Corporation. Prior to that, he was the Corporate Vice President of Manufacturing for Memorex and spent 20 years at RCA. He has served on the Boards of many other public and private companies over the years and currently is the Chairman of LeCroy Corporation, Inc., a public company, and privately-held Aavid Thermal Technologies, Inc., Nypro, Inc. and Systolic Networks. Mr. Dickinson holds a Bachelors of Electrical Engineering and an MBA from the University of Minnesota.

Section 16(a) Beneficial Ownership Reporting Compliance

     A Form 4 filed by Dick Foster in a timely manner in April, 2001 to report the exercise of options properly reflected the increase in outstanding shares due to the option exercise on Part I of the Form 4. However, the corresponding reduction in his outstanding options due to the exercise was not reflected on Part II of the Form 4. The reduction in the number of his options was properly reported on a Form 5 filed by Mr. Foster in a timely manner in February, 2002.

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation for services in all capacities to the Company during each of the last three fiscal years of the Company’s Chief Executive Officer and the other four most highly compensated individuals serving as executive officers as of December 31, 2001 whose compensation (salary and bonus) exceeded $100,000. Also included is one individual who served as an executive officer during part of 2001 and would have been one of the four most highly compensated officers had he served as an executive officer at the end of 2001 (collectively, the “Named Officers”).

Summary Compensation Table

					Long-Term
					Compensation	Other
		Annual Compensation(1)(3)			Awards(2)	Compensation($)

					Shares Underlying
Name and Principal		Salary		Bonus	Options and
Position	Year	($)		($)	Warrants(#)

John S. Martinez,	2001	234,500	(5)	0	85,000	0
Chief Executive	2000	231,000	(5)	0	60,000	88,344 (6)
Officer	1999	192,500		0	52,000	0
Marvin W. Sepe,	2001	160,000		0	0	0
President of JSI	2000	160,000		0	21,238	0
	1999	140,000		28,667	0	0
Joseph G. Martinez,	2001	149,538		0	22,500	0
Senior Vice	2000	143,000		0	25,000	0
President, General	1999	135,000		0	13,500	0
Counsel
John H. Carosella,	2001	140,000		0	15,000	0
Managing Director	2000	81,666	(4)	0	40,000	0
of NanoLight Business Area

				Long-Term
				Compensation	Other
		Annual Compensation(1)(3)		Awards(2)	Compensation($)

				Shares Underlying
Name and Principal		Salary	Bonus	Options and
Position	Year	($)	($)	Warrants(#)

E. Fred Schiele,	2001	157,069	0	0	182,500
former President of	2000	182,500	0	47,994	0
JPSI(7)	1999	177,500	0	28,000	0
Dennis E. Valentine,	2001	125,768	0	34,113	0
Chief Financial	2000	118,461	0	25,000	0
Officer	1999	110,000	0	17,297	0

(1)	Excludes perquisites and other personal benefits, the aggregate annual amount of which for each Named Officer was less than the lesser of $50,000 or 10% of the total salary and bonus reported.

(2)	The Company did not grant any restricted stock or stock appreciation rights or make any long term incentive plan payments during the fiscal years ended December 31, 2001, 2000 and 1999.

(3)	Includes bonus payments under the Management Incentive Bonus Plan (see page 35) earned by the Named Officers in the year indicated for services rendered in such year, but which were paid in the following year.

(4)	Compensation is for seven months.

(5)	Includes $42,000 and $38,500 in 2001 and 2000, respectively, in fees paid to Jamar Enterprises, an affiliate of Dr. Martinez, for his services as Chairman of the Board for JPSI, JSI and JRI.

(6)	Loan forgiveness income.

(7)	Annual compensation for 2001 is for eight and one-half months and includes accrued vacation of $23,704 paid upon the termination of Mr. Schiele’s employment in September 2001. Pursuant to the Employment Agreement dated November 1998, Mr. Schiele was entitled to severance (wage continuation) payments for 12 months after termination. The entire amount of “Other Compensation” above was accrued in 2001, but is being paid out bi-weekly until September 2002.

Option Grants in the Last Fiscal Year

     The following table sets forth each grant of stock options and warrants made during the fiscal year ended December 31, 2001 to each of the Named Officers. Pursuant to Securities and Exchange Commission rules, the table also shows the value of the options at the end of the terms if the stock price were to appreciate annually by 5% and 10%, respectively. The assumed values may not reflect actual value at the times indicated.

			Percentage
	Shares		of Total
	Underlying		Options			Potential Realizable
	Options		Granted to			Value at Assumed
	Granted		Employees	Exercise		Annual Rates of Stock
	(Shares)		in Fiscal	Price Per	Expiration	Price Appreciation for
Name	(1)(7)		Year	Share	Date(2)	Option Term

						5%	10%

John S. Martinez	75,000	(3)	15.10	$3.25	January 1, 2011	$153,000	$388,500
	10,000	(4)	2.01	$3.73	August 10, 2012	26,500	69,100
Marvin W. Sepe	0		0	N/A	N/A	N/A	N/A
Joseph G. Martinez	22,500	(5)	4.53	$3.25	January 1, 2011	45,900	116,550
John H. Carosella	15,000	(6)	3.02	$3.25	January 1, 2011	30,600	77,700
E. Fred Schiele(9)	0		0	N/A	N/A	N/A	N/A
Dennis E. Valentine	22,500	(5)	4.53	$3.25	January 1, 2011	45,900	116,550
	11,613	(8)	2.34	$3.87	January 4, 2011	28,220	71,652

(1)	Such options were granted under the Company’s 1999 Stock Option Plan (“Options”). The exercise price of the options reported above was equal to the fair market value of the Company’s common stock at the date of grant. The terms of each such option are determined by the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions.

(2)	Options which are unvested at the time of termination of optionee’s employment expire at that time. Vested options also expire if not exercised within 60 days after termination of optionee’s employment or one year following death of optionee if not exercised by optionee’s personal representative. Vested options issued to directors expire one year following resignation as a director.

(3)	These options are incentive stock options. 10,932 of the options became exercisable on January 1, 2002; 10,932 become exercisable on January 1, 2003, 2004, 2005, 2006 and 2007; and 9,408 become exercisable on January 1, 2008.

(4)	These options are non-qualified stock options. They become exercisable and vest one-third each year commencing on the first year after their grant.

(5)	These options are incentive stock options. 3,280 of the options became exercisable on January 1, 2002; 3,280 become exercisable on January 1, 2003, 2004, 2005, 2006 and 2007; and 2,820 become exercisable on January 1, 2008.

(6)	These options are incentive stock options. 2,186 of the options became exercisable on January 1, 2002; 2,186 become exercisable on January 1, 2003, 2004, 2005, 2006 and 2007; and 1,884 become exercisable on January 1, 2008.

(7)	These options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a new option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option. In addition, if the optionee exercises the option in whole or in part with cash, the Company shall grant to the optionee a new option to purchase that number of shares equal to the amount of cash paid divided by the market value of the Common Stock on the date of exercise. In both cases, these Reload Options will have an exercise price equal to the market price on the date of grant of the Reload Option and are not exercisable until one year following the date of grant.

(8)	These options are incentive stock options issued pursuant to the Company’s Reload program. They became exercisable and vested on January 4, 2002.

(9)	On the date of Mr. Schiele’s termination in September 2001, he held options and warrants to purchase 92,401 shares which were unvested and options and warrants for 100,260 which were vested. In connection with Mr. Schiele’s termination, the Company agreed to immediately vest all of his unvested options and waived the provision that required exercise of such options and warrants within 60 days of termination. Although no new grants were made to Mr. Schiele in 2001, he is included on the table to the extent this modification is deemed to be a grant.

Aggregated Option and Warrant Exercises in Last Fiscal Year and Year End Option Values

     The following table sets forth for each of the Named Officers (i) the shares acquired and the value realized on each exercise of stock options, if any, by said officers during the fiscal year ended December 31, 2001; (ii) the number of shares of common stock underlying employment-related options and warrants outstanding at December 31, 2001; and (iii) the value of such options and warrants which are “in-the-money”:

			Shares Underlying	Value of
			Unexercised	Unexercised
			Options and	In-the-Money Options
			Warrants at	and Warrants at
	Shares		December 31, 2001	December 31, 2001(1)
Acquired
	on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable

John S. Martinez	0	$0	645,535/172,701	$279,976/$36,889
Marvin W. Sepe	0	0	105,454/13,334	$0/$0

			Shares Underlying	Value of
			Unexercised	Unexercised
			Options and	In-the-Money Options
			Warrants at	and Warrants at
	Shares		December 31, 2001	December 31, 2001(1)
	Acquired
	on	Value	Exercisable/	Exercisable/
Name	Exercise	Realized	Unexercisable	Unexercisable

Joseph G. Martinez	0	0	71,033/39,967	$25,586/$0
John H. Carosella	0	0	23,333/31,667	$0/$0
E. Fred Schiele	0	0	192,661/0	$40,013/$0
Dennis E. Valentine	15,000	13,125	133,320/70,480	$72,536/$10,924

     Options are “in-the-money” if the fair market value of the underlying common stock exceeds the exercise price of the option or warrant at December 31, 2001. The fair market value of a share of common stock at December 31, 2001 was $2.99 per share as quoted on the NASDAQ Stock Market at the close of trading.

Compensation Committee Interlocks and Insider Participation

     During fiscal year 2001, executive compensation was set by the Board of Directors acting as the Compensation Committee. The Compensation Committee included Dr. Martinez, the Company’s Chief Executive Officer, however, the compensation of Dr. Martinez was set by the Compensation Committee members without the participation by Dr. Martinez. Except for Dr. Martinez, each member of the Compensation Committee is neither an officer nor an employee of the Company.

Employment and Consulting Agreements

     Pursuant to Dr. Martinez’s employment agreement, the Company agreed to retain him as Chief Executive Officer of the Company and to pay him an annual salary of not less than $175,000 plus expenses and normal employee insurance benefits and a $600 per month auto lease allowance. The Employment Agreement is automatically renewable on an annual basis unless either party chooses to terminate it no later than 60 days before the end of the year. If the Company delivers notice of its intention not to renew or discontinues his status of Chairman or CEO, or both, other than for cause, then Dr. Martinez’s employment shall continue for 3 years at the highest total compensation rate (including bonuses, director fees and similar payments) he has received in any previous 12 month period. In such event, the Company will also maintain his insurance coverage for such 3 year period. In addition, Jamar Enterprises, an affiliate of Dr. Martinez, receives $3,500 per month for his services as Chairman of the Board for JMAR Precision Systems, Inc., JMAR Semiconductor, Inc., and JMAR Research, Inc.

Incentive Plans

     The Company has no defined benefit pension or actuarial plans under which its executive officers participate.

     In 1993, JMAR established a Management Incentive Bonus Plan (the “MIBP”) based on profits generated, as well as non-financial goals, and stock performance each year. Under the MIBP, an executive’s annual performance bonus award generally depends on three performance factors: The overall financial performance of the Company and the performance of the business unit for which the executive is accountable, non-financial goals and the executive’s individual performance. The performance objectives of the Company and the business unit are derived from the Company’s Board-approved annual business plan, which includes specific financial performance targets relating to revenue and profits for the fiscal year as well as non-financial goals. MIBP cash bonuses were paid in fiscal years 1997 and 1998 to those employees deemed to have made the greatest contributions toward the Company’s ability to generate those profits. Because the Company was not profitable in 1999, 2000 and 2001, no cash bonuses were paid to the Company’s CEO or the other members of its Corporate Staff. Pursuant to the MIBP, options were awarded to the Named Executive Officers in fiscal years 1999, 2000 and 2001. (See “Summary Compensation Table” above).

     In March 1998, the Board of Directors approved a resolution requiring that starting with 1997, a substantial portion of each Management Incentive Bonus earned by its senior officers be used (the “MIBP Stock Ownership Requirement”) by such officers to: 1) buy JMAR common shares in the Public Market; and/or 2) exercise existing stock options or warrants, including payment of income taxes (if any) resulting from such option or warrant exercises. The long term goal is for each senior officer designated in the Beneficial Ownership table in this Report to own JMAR shares having a market value of a minimum of one times his annual salary. Once any such designated employee achieves that goal they will no longer be required to allocate a specific portion of their bonus to the purchase of additional JMAR shares unless their share holdings fall below that level. The Company believes that this policy will provide additional incentives to the Company’s senior officers to maximize the Company’s profits and share price over the long term.

Directors’ Fees

     Directors who are not salaried employees of the Company receive a retainer (the “Retainer”) of $1,000 per quarter and $1,000 for their attendance at each Board of Directors meeting and Committee meeting and are reimbursed for their travel, lodging and food expense incurred when attending such meetings. $500 of the Board Meeting compensation is paid in Company Common Stock.

     In addition, the directors are eligible to participate in the Company’s Stock Option Plans on the same basis as key employees of the Company and grants of options will be made by the Board of Directors on a case-by-case basis on such terms as the Board in its discretion may provide. It has been the Company’s policy to make an annual grant of options to the directors. During the fiscal year ended December 31, 2001, a grant of options to purchase 10,000 shares of Common Stock was received by Messrs. Martinez, Banister, Beer, Ressler, Blackman and Dickinson in their capacity as directors. The Company’s policy has been to grant all options to directors at an exercise price equal to fair value at the date of the grant. The exercise price per share for the grant of options during 2001 to Messrs. Martinez, Banister, Beer, Ressler and Blackman was $3.73 and the exercise price per share for the grant to Mr. Dickinson was $3.83.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following lists all persons known by the Company to be the beneficial owner of more than 5 percent of the Company’s Common Stock as of March 29, 2002. A person is deemed to be the beneficial owner of JMAR Common Stock, whether or not such person has any economic interest therein, if such person directly or indirectly has (or shares with others) voting or investment power with respect to the JMAR shares or has the right to acquire such beneficial ownership within sixty days.

	Number of Shares
Name and Address	Beneficially Owned	Percent of Total

John S. Martinez	1,613,438 (1)	6.5%
5800 Armada Drive Carlsbad, CA 92008

(1)	Includes: (a) 469,965 shares owned of record by the John S. Martinez Separate Property Trust, of which Dr. Martinez as trustee, has sole voting and investment power; and (b) 1,143,473 shares of Common Stock which are issuable upon exercise of currently exercisable warrants and stock options.

Security Ownership of Management

     The following table sets forth the beneficial ownership of Common Stock of the Company as of March 29, 2002 by each director, the “Named Officers” (as defined in “Executive Compensation” on page 32 above) and by all directors and executive officers as a group. The Company has also provided the beneficial ownership for certain other executive officers who are not “Named Officers”. Except as otherwise noted, the following stockholders have sole voting and investment power with respect to the shares. Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table.

	Number of Shares of	Percentage of
	Common Stock	Outstanding Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned

John S. Martinez (1)	1,613,438	6.5%
Marvin W. Sepe (2)	262,512	1.1%
Dennis E. Valentine (3)	238,252	(14)
E. Fred Schiele (4)	192,661	(14)
Charles A. Dickinson (5)	124,398	(14)
James H. Banister, Jr. (6)	112,412	(14)
Joseph G. Martinez (7)	85,501	(14)
Vernon H. Blackman (8)	73,617	(14)
Barry Ressler (9)	50,206	(14)
C. Neil Beer (10)	49,787	(14)
John H. Carosella (11)	33,852	(14)
Daniel J. Fleming (12)	27,755	(14)
All executive officers and directors as a group (12 persons) (13)	2,864,391	11.0%

(1)	See footnote (1) to preceding table.

(2)	Includes 256,188 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(3)	Includes 208,060 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(4)	All shares are issuable upon exercise of currently exercisable stock options and warrants. Mr. Schiele’s employment terminated in September, 2001.

(5)	Includes 58,298 shares which are issuable upon conversion of debt of which 29,149 are issuable upon conversion of debt held by Mr. Dickinson’s wife. Includes 31,212 shares held by Mr. Dickinson’s wife.

(6)	Includes 74,254 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(7)	Includes 78,996 shares which are issuable upon exercise of currently exercisable stock options.

(8)	Includes 55,000 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(9)	Includes 39,999 shares which are issuable upon exercise of currently exercisable stock options.

(10)	Includes 45,008 shares which are issuable upon exercise of currently exercisable stock options and warrants.

(11)	All shares are issuable upon exercise of currently exercisable stock options.

(12)	Includes 3,068 shares which are issuable upon conversion of debt.

(13)	Includes 2,188,857 shares which are issuable upon exercise of currently exercisable stock options and warrants or upon conversion of debt.

(14)	Less than one percent.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. Index to Consolidated Financial Statements:

2.	Financial Statement Schedules. The following financial statement schedule of JMAR Technologies, Inc., for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of JMAR Technologies, Inc.

Schedule II. Valuation and Qualifying Accounts

Financial Statement Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. The Exhibits required to be filed with this Report are listed in Item 14(c) below.

(b)	Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended December 31, 2001.

Index to Exhibits

(c)	Exhibits. The following exhibits are filed, or incorporated by reference into, this Report:

Exhibit No.	Description

2.1(12)	Agreement and Plan of Merger, dated July 24, 2001, by and among JMAR Technologies, Inc., JMAR/SAL Lithography, Inc., (now JMAR/SAL NanoLithography, Inc.) and Semiconductor Advanced Lithography, Inc.
3.1(1)(2)	Certificate of Incorporation and amendments thereto.
3.2(4)	Amendments to Certificate of Incorporation, filed on July 9, 1992, December 11, 1992, January 11, 1993 and February 1, 1993.
3.3(5)	Amendment to Certificate of Incorporation, filed on August 23, 1994.
3.4(8)	Certificate of Ownership and Merger.
3.5(1)	Bylaws and amendments thereto.
3.6(11)	Amendment to Bylaws adopted June 25, 2000.
4.1(3)	Form of Common Stock Certificate.
4.2(9)	Rights Agreement, dated as of February 12, 1999 between JMAR Technologies, Inc. and American Securities Trust & Transfer, Inc., including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively.
10.1(7)	Amended and Restated Employment Agreement between the Company and John S. Martinez, dated May 1, 1996.(+)
10.2(1)	The Company’s 1988 Stock Option Plan.(+)
10.3(6)	The Company’s 1991 Stock Option Plan, as amended.(+)
10.4(7)	Management Anti-Dilution Incentive Plan, as amended.(+)
10.5(10)	The Company’s 1999 Stock Option Plan.(+)
10.6(7)	Management Incentive Plan Agreement for JMAR Precision Systems, Inc., as amended.(+)
10.7(11)	Employment Agreement between the Company and John H. Carosella, dated April 20, 2000.(+)
10.8	Employment Agreement between the Company and Daniel J. Fleming, dated August 7, 2001.(+)
10.9	Loan Revision/Extension Agreement between the Company and Comerica Bank- California (“Comerica”) dated March 11, 2002, Loan Extension Letter between the Company and Comerica dated December 24, 2001, Master Revolving Note, Security Agreement and Business Loan Agreement between the Company and Comerica dated November 19, 2001.
10.10	Amendment dated September 7, 2001 to Amended and Restated Employment Agreement between the Company and John S. Martinez.(+)

21.1	Subsidiaries of the Company include JMAR Research, Inc. (a California corporation), JMAR Precision Systems, Inc. (a California corporation), JMAR Semiconductor, Inc. (a California corporation) and JMAR/SAL NanoLithography, Inc. (a California Corporation).
23.1	Consent of Independent Public Accountants.
99.1	Acknowledgement dated March 29, 2002 of representation letter from Arthur Andersen LLP.

(+)	These contracts are management compensation contracts required to be separately identified pursuant to Item 14 (c) of Form 10-K.

(1)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-32446) filed on December 5, 1989 and amended on January 30, 1990, March 30, 1990 and April 23, 1990, which Registration Statement became effective May 11, 1990.

(2)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended December 31, 1991.

(3)	Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47390) filed on April 22, 1992 and amended November 23, 1992, January 11, 1993, January 27, 1993, February 9, 1993, February 11, 1993, February 12, 1993 and declared effective on February 16, 1993.

(4)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended December 31, 1993.

(5)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended December 31, 1994.

(6)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders.

(7)	Incorporated by reference to the exhibit filed with the Company’s Form 10-K for the year ended December 31, 1996.

(8)	Incorporated by reference to the exhibit filed with the Company’s Form 8-K dated June 17, 1998.

(9)	Incorporated by reference to the exhibit filed with the Company’s Form 8-A dated March 8, 1999.

(10)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement for the 1999 Annual Meeting of Shareholders.

(11)	Incorporated by reference to the exhibit filed with the Company’s Form 10-Q for the quarter ended June 30, 2000.

(12)	Incorporated by reference to the exhibit filed with the Company’s Form 8-K dated August 22, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To JMAR Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of JMAR Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMAR Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14 is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

San Diego, California
March 29, 2002

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2001 and 2000

	December 31,

	2001	2000

ASSETS
Current Assets:
Cash and cash equivalents	$4,115,129	$9,856,768
Restricted cash	3,000,000	—
Accounts receivable, net	5,101,742	6,904,638
Notes and other receivables	19,481	57,383
Inventories, net	4,517,146	6,310,628
Marketable securities available for sale	1,474,889	2,657,418
Prepaid expenses and other	514,416	1,163,543

Total current assets	18,742,803	26,950,378
Property and equipment, net	1,770,628	3,291,477
Software development costs, net	361,952	3,168,398
Other assets, net	1,785,510	480,820
Goodwill, net	3,957,732	300,501

TOTAL ASSETS	$26,618,625	$34,191,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,471,975	$2,223,642
Accrued liabilities	2,634,454	886,710
Accrued payroll and related costs	1,029,068	1,003,687
Customer deposits	1,483,804	1,780
Line of credit	3,000,000	1,100,000
Notes payable	280,037	191,178

Total current liabilities	10,899,338	5,406,997

Notes payable and other long-term liabilities, net of current portion	1,419,632	339,908

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding as of December 31, 2001 and 2000	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 22,840,392 shares as of December 31, 2001 and 22,224,650 shares as of December 31, 2000	228,404	222,247
Additional paid-in capital	54,343,211	52,628,372
Accumulated other comprehensive income	1,424,864	2,589,340
Accumulated deficit	(41,696,824)	(26,995,290)

Total stockholders’ equity	14,299,655	28,444,669

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,618,625	$34,191,574

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2001, 2000 and 1999

	Year ended December 31,

	2001	2000	1999

Product sales	$5,935,886	$10,512,243	$10,315,686
Contract sales	12,776,721	9,114,357	14,452,054

Total revenues	18,712,607	19,626,600	24,767,740

Product costs of sales	6,398,040	6,895,717	6,696,863
Contract costs of sales	9,414,017	6,807,660	11,018,883

Total costs of sales	15,812,057	13,703,377	17,715,746

Gross profit	2,900,550	5,923,223	7,051,994

Operating expenses:
Selling, general and administrative	7,406,876	7,038,479	6,686,333
Research, development and engineering	2,211,627	2,299,635	2,105,294
Asset writedowns and special items	9,332,731	131,663	405,471

Total operating expenses	18,951,234	9,469,777	9,197,098

Loss from operations	(16,050,684)	(3,546,554)	(2,145,104)
Realized gain on sale of marketable securities	1,189,273	2,184,476	—
Other income (expense), net	19,388	(50,924)	111,833
Interest income	244,102	324,550	25,205
Interest expense	(103,613)	(136,313)	(240,928)

Net loss	(14,701,534)	(1,224,765)	(2,248,994)
Other comprehensive income:
Unrealized gain on marketable securities	115,542	2,589,340	—

Comprehensive income (loss)	$(14,585,992)	$1,364,575	$(2,248,994)

Net loss per share:
Basic	$(.65)	$(.06)	$(.12)

Diluted	$(.65)	$(.06)	$(.12)

Shares used in computation of net loss per share:
Basic	22,484,905	21,468,763	18,045,914

Diluted	22,484,905	21,468,763	18,045,914

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2001, 2000 and 1999

							Accumulated
	Common Stock		Preferred Stock		Additional		Other	Total
					Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 1998	18,080,853	$180,809	—	$—	$36,593,901	$(23,521,531)	$—	$13,253,179
Stock issued upon exercise of warrants and options	38,464	384	—	—	18,066	—	—	18,450
Issuance of stock for services	6,948	69	—	—	7,731	—	—	7,800
Repurchase of stock	(68,600)	(686)	—	—	(133,953)	—	—	(134,639)
Issuance of stock related to acquisition of Continuum Engineering	12,171	122	—	—	3,263	—	—	3,385
Issuance of stock related to acquisition of minority interest of JSI	5,000	50	—	—	10,230	—	—	10,280
Net loss	—	—	—	—	—	(2,248,994)	—	(2,248,994)

Balance, December 31, 1999	18,074,836	180,748	—	—	36,499,238	(25,770,525)	—	10,909,461
Stock issued upon exercise of warrants and options	4,151,824	41,519	—	—	16,142,801	—	—	16,184,320
Issuance of stock for services	1,628	16	—	—	5,984	—	—	6,000
Issuance of stock related to acquisition of Continuum Engineering	5,062	51	—	—	5,818	—	—	5,869
Repurchase of stock	(8,700)	(87)	—	—	(25,469)	—	—	(25,556)
Unrealized gain on marketable securities	—	—	—	—	—	—	2,589,340	2,589,340
Net loss	—	—	—	—	—	(1,224,765)	—	(1,224,765)

Balance, December 31, 2000	22,224,650	222,247	—	—	52,628,372	(26,995,290)	2,589,340	28,444,669
Stock issued upon exercise of warrants and options	26,013	260	—	—	44,652	—	—	44,912
Issuance of stock for services	1,571	16	—	—	4,884	—	—	4,900
Issuance of stock related to acquisition of Continuum Engineering	807	8	—	—	3,808	—	—	3,816
Repurchase of stock	(18,700)	(187)	—	—	(55,456)	—	—	(55,643)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	(1,164,476)	(1,164,476)
Issuance of stock related to legal settlement	3,000	30	—	—	10,316	—	—	10,346
Issuance of stock related to acquisition of SAL	603,051	6,030	—	—	1,706,635	—	—	1,712,665
Net loss	—	—	—	—	—	(14,701,534)	—	(14,701,534)

Balance, December 31, 2001	22,840,392	$228,404	—	$—	$54,343,211	$(41,696,824)	$1,424,864	$14,299,655

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2001, 2000 and 1999

	Year ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(14,701,534)	$(1,224,765)	$(2,248,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,540,395	1,225,035	1,034,675
Services received in exchange for common stock or warrants	16,120	6,000	7,800
Asset writedowns	7,921,230	—	—
Gain on sale of marketable securities	(1,189,273)	(2,184,476)	—
Change in assets and liabilities, net of effects from acquisitions, asset writedowns and non-recurring items:
(Increase) decrease in:
Accounts receivable, net	2,073,300	174,797	687,526
Inventories	1,371,655	(57,292)	(404,400)
Prepaid expenses and other	190,965	(319,238)	(73,024)
Other assets	(83,812)	(179,252)	1,155,819
Increase (decrease) in:
Customer deposits	1,482,024	(6,162)	(7,737)
Accounts payable and accrued liabilities	961,684	196,077	(2,518,676)

Net cash used in operating activities	(417,246)	(2,369,276)	(2,367,011)

Cash flows from investing activities:
Expenditures for software development	(2,479,809)	(2,325,075)	(342,383)
Proceeds from sale of marketable securities	1,207,923	2,224,337	—
Investment in marketable securities	—	(107,939)	—
Patent costs	(144,928)	(110,273)	(155,712)
Capital expenditures	(1,170,477)	(1,772,228)	(1,186,661)
Other assets	(489,512)	—	—
Increase in notes and other receivables	—	—	(13,938)
Payments received on notes receivable	7,738	42,648	—
Acquisition costs, net of cash acquired	(1,112,309)	—	(12,228)

Net cash used in investing activities	(4,181,374)	(2,048,530)	(1,710,922)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	1,900,000	(3,890,000)	2,890,000
Increase in restricted cash	(3,000,000)	—	—
Payments of notes payable and other long-term liabilities	(208,416)	(317,317)	(570,934)
Borrowings of notes payable and other long-term liabilities	177,000	—	350,000
Repurchases of stock	(55,643)	(25,556)	(134,639)
Net proceeds from the exercise of options and warrants	44,040	16,184,320	18,450

Net cash provided by (used in) financing activities	(1,143,019)	11,951,447	2,552,877

Net increase (decrease) in cash and cash equivalents	(5,741,639)	7,533,641	(1,525,056)
Cash and cash equivalents, beginning of period	9,856,768	2,323,127	3,848,183

Cash and cash equivalents, end of period	$4,115,129	$9,856,768	$2,323,127

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: On December 7, 1998, the Company acquired 100% of the outstanding common stock of Continuum Engineering, Inc. As consideration for the acquisition, the Company issued an aggregate of 92,160 shares of its common stock and an additional 12,171, 5,062 and 807 earn-out shares issued in 1999, 2000 and 2001, respectively (See Note 3). In April 2000, the Company entered into a series of agreements with Bede plc (Bede), including a loan with various equity rights. In November 2000, the Company exercised its equity rights into 1,935,500 shares of Bede. In December 2000 and April 2001, the Company sold 890,000 and 500,000 shares, respectively, of Bede for net proceeds of approximately $2.2 million and $1.2 million, respectively. Based on a current market value and prevailing foreign exchange rate, the remaining 545,500 shares of Bede resulted in an unrealized gain of $1,424,864 as of December 31, 2001.

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000

     1. Description of the Company

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company is the world’s leading developer and manufacturer of semiconductor X-ray lithography sources and systems and is a leading developer of proprietary advanced laser, X-ray and EUV light sources for other high-value microelectronics products. In addition, JMAR manufactures precision measurement, positioning and light-based manufacturing systems for inspection and repair of semiconductors and continues to play an important role in adapting its precision semiconductor manufacturing technology to the fabrication of data storage, advanced biomedical and optical communications products.

     Subsequent to December 31, 2001, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. Given the required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips, JMAR has determined it is in the best interests of the Company and its shareholders to focus its principal efforts on its other business areas.

     2. Summary of Significant Accounting Policies

     a. Cash and Cash Equivalents

     The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities that have original maturities of less than 90 days. Restricted cash at December 31, 2001 includes $3 million as compensating balance for the Company’s line of credit (see Note 8).

     b. Fair Value of Financial Instruments

     The carrying value of certain of the Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities. Based on borrowing rates currently available to the Company for loans with similar terms, the carrying value of its notes payable, capital lease obligations and borrowings under the Company’s line of credit approximates fair value.

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

     d. Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At each year-end, the Company prepares a report which indicates the date that each inventory part was last used. Any inventory parts that have not been used in the past two years are isolated and reviewed for possible excess and/or obsolescence based on current and future requirements. The inventory reserve is adjusted based upon that review. In addition, any known excess and/or obsolete inventory not meeting the above requirement is evaluated for inclusion in the reserve. Obsolete inventory is disposed of after a thorough investigation. Quarterly, any known excess and/or obsolete inventory based on changes in the business or other factors are evaluated and the reserve adjusted accordingly.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     e. Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

     f. Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are provided over the asset’s estimated useful life of three to ten years, using the straight-line method. Maintenance and repairs are expensed as incurred. Costs capitalized for self-constructed assets include direct material, labor and applicable overhead. Leasehold improvements are amortized over the shorter of the asset’s estimated useful life or the life of the related lease.

     g. Capitalized Software Development Costs

The Company’s policy for the treatment of software development costs are based on SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” In accordance with SFAS No. 86, costs incurred internally in creating a computer software product are charged to expense when incurred until technological feasibility has been established, at which time such costs are capitalized. Technological feasibility is established upon completion of a detail program design. Thereafter, the Company reports the costs at the lower of amortized cost or net realizable value. Amortization is calculated based on the greater of the amount capitalized as a percentage of estimated revenues over the total estimated revenues for the software as a whole, or on a straight line basis, based on estimated useful life of the products. Software development costs currently being amortized are being amortized using the straight line basis over three years. Capitalization of software development costs cease when the product is available for general release to customers. General release is typically when the product is first shipped to a distributor and available for sale. Accumulated amortization of capitalized software development costs was $723,880 and $459,701 as of December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the Company wrote down to fair value $4,650,000 of capitalized software costs related to the Company’s semiconductor standard products based on an impairment analysis pursuant to SFAS No. 121. Subsequent to December 31, 2001, the Company decided to discontinue this line of business (see Note 16).

     h. Other Assets

     Patent costs are amortized over ten years, and other assets are amortized over not more than five years. Accumulated amortization of other assets was $311,577 and $160,618 at December 31, 2001 and 2000, respectively.

     i. Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. Under SFAS No. 121, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     j. Marketable Securities

Marketable securities are accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires that the Company determine the appropriate classification of marketable securities at the time of purchase based on management’s intent. Available for sale marketable securities are stated at fair value, with net unrealized gains or losses, if any, net of tax, reported as a separate component of stockholders’ equity. Realized gains or losses from the sale of marketable securities are included in the accompanying Statements of Operations and Comprehensive Income. As of December 31, 2001 the fair value, cost and unrealized gain of marketable securities were $1,474,889, $50,025 and $1,424,864, respectively. As of December 31, 2000, the fair value, cost and unrealized gain of marketable securities were $2,657,418, $68,078 and $2,589,340, respectively.

     k. Revenues

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

     In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” This SAB summarizes the SEC’s view in applying generally accepted accounting principles to revenue recognition in financial statements. This SAB became effective as of the quarter ending December 31, 2000. The Company believes that its current revenue recognition principles comply with SAB No. 101.

     The majority of the Company’s product sales are standard products modified as necessary to be integrated with the customer’s manufacturing line while still meeting all of our published vendor specifications regarding performance. The systems are assembled and tested by the Company prior to shipment based on either customer specifications and acceptance criteria and/or in-house specifications and acceptance criteria. Usually, the customer’s environment is no different than that at the Company’s facility. Large, custom systems are usually inspected, tested and accepted by the customer in the Company’s facility. JMAR is ISO 9001 certified, which requires JMAR to have implemented detailed acceptance procedures prior to product shipment, and is in compliance with those procedures. Product revenue is generally recorded at time of shipment when title is transferred (assuming all applicable revenue recognition criteria are met) in accordance with SAB No. 101.

     Sales to distributors are recorded as revenue if all revenue recognition criteria are met, including those of SFAS No. 48, “Revenue Recognition When Right of Return Exists”, if applicable. Generally, revenue is recorded upon shipment to distributors if 1) there is no right of return, or returns can be estimated; and 2) product shipped is a standard product for which the Company has a history of selling.

     The Company does not record shipments of its semiconductor chip products to All American Semiconductor, Inc, (“All American”) as revenue until the product is sold to end users. All American has the right to return product upon termination of the distribution agreement. The Company has delayed revenue recognition pursuant to SFAS No.48 because returns cannot currently be reasonably estimated since the product shipped to All American is a new product to the Company, in a new market for the Company (although in an existing market) and All American currently is the only distributor of this product for the Company (see Note 16).

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In contrast to distributors, sales representatives are merely elements of the Company’s sales force. Orders are obtained by or through sales representatives, but the product is never sold to a sales representative; rather the product is sold to and shipped directly to customers and recorded as revenue at that time.

     Warranty reserve is recorded based on 1% of product sales. Warranty costs are offset against the reserve. Each quarter the reserve is analyzed to ensure that it is adequate based on actual and expected warranty activity.

     l. Earnings Per Share

     The Company presents earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share” (see Note 13).

     m. Stock Options

     The Company has adopted the disclosure only requirement of SFAS No. 123, “Accounting for Stock-Based Compensation” (see Note 12). In accordance with paragraph 8 of SFAS No. 123, options issued to non-employees (other than directors) are accounted for based on the fair value of the equity instrument issued, as that value has been more reliably measurable. The fair value is determined based on the Black-Scholes method. The resulting value is amortized over the service period.

     n. Comprehensive Income (Loss)

     SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that an enterprise: (a) classify items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders’ equity in the equity section of the balance sheet. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, for the years ended December 31, 2001 and 2000, the Company had an unrealized gain on marketable securities of $115,542 and $2,589,340, respectively, resulting in comprehensive (loss) income for 2001 and 2000 of $(14,585,992) and $1,364,575, respectively. The unrealized gain for the year ended December 31, 2001 represents the difference in market value of the shares held at December 31, 2001 of the Company’s investment in Bede plc (“Bede”) between December 31, 2000 and December 31, 2001. The unrealized gain for the year ended December 31, 2000 represents the difference in market value of the Company’s investment in Bede of the shares held at December 31, 2000 between the original cost of the investment and the market value at December 31, 2000. For the year ended December 31, 1999, the Company did not have any elements of comprehensive income and, therefore, there was no difference in the Company’s net income or loss and comprehensive income or loss for that year.

     In April 2001, the Company sold 500,000 shares of its investment in Bede for net proceeds of approximately $1.2 million. The net proceeds and gain from that transaction are included in this Consolidated Statement of Operations for the year ended December 31, 2001.

     o. Reclassifications

     Certain reclassifications have been made to the prior-year financial statements to conform with the 2001 presentation.

     p. New Accounting Standards

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”. This statement addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, Business Combinations, and FASB Statement No. 38,

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The Company will adopt the provisions of SFAS No. 141 for all business combinations initiated after June 30, 2001. The adoption of this statement had no effect on the financial statements.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Upon adoption of SFAS 142 on January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life. SFAS No. 142 requires that the Company establish reporting units and apply a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment, as compared to the current model under SFAS No. 121 that is based on projected future cash flows. Upon adoption of SFAS No. 142, the Company will cease the amortization of its goodwill from business combinations completed prior to July 1, 2001 that were accounted for on the purchase method and may be required to record an impairment of goodwill under the fair value approach. Based on values assigned to goodwill as of December 31, 2001, the Company expects that the elimination of goodwill amortization would have a positive impact on reported net income for the year ended December 31, 2002 of approximately $100,000. In addition, the Company will be required to reassess, including useful lives, existing intangible assets including goodwill, previously recorded in connection with business combinations completed prior to July 1, 2001 that were accounted for on the purchase method. The Company has not yet determined if an impairment exists under the new fair value approach or the amount of any such impairment that may exist upon adoption. Any impairment identified upon adoption will be reported as a cumulative effect of a change in accounting method in the statement of operations.

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

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged and generally are to be applied prospectively. The Company expects that the impact of the adoption of SFAS 144 will have no effect on our financial condition and results of operations.

     3. Acquisitions

Semiconductor Advanced Lithography, Inc.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”).

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SAL (subsequently renamed JMAR/SAL NanoLithography, Inc. or “JSAL”) is a provider of XRL lithography stepper systems. Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s Common Stock valued at $1.7 million, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes, bearing interest at 8%, are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. All stock options and warrants issued by SAL which were outstanding immediately prior to the acquisition were either exercised pursuant to their terms or were terminated. There were no settlements of options or warrants and there was no increase to JMAR’s purchase price as a result of the issuance of additional SAL shares upon exercise of the outstanding options and warrants. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones over the next 17 months. The earnout consideration will increase goodwill when and if it is paid. The Company has accounted for the Acquisition as a purchase and, accordingly, results of operations of JSAL have been included as of August 7, 2001.

     The allocation of the purchase price of $4,246,284 is as follows:

Goodwill	$3,739,777
Identifiable intangibles	785,000
Fair value of tangible assets acquired	671,593
Liabilities assumed	(950,086)

$4,246,284

     The following unaudited proforma information gives effect to the acquisition of SAL as if the acquisition occurred on January 1, 2000. In connection with the Acquisition, SAL entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $8,000,000 through a combination of debt forgiveness and by payment of the $1.2 million cash purchase price by the Company. Such debt reductions are not reflected in the statement of operations of the Company. The proforma loss from continuing operations excludes any impact, other than interest expense, from the debt settlements of SAL directly attributable to the Acquisition. The Company has recorded the transaction in accordance with SFAS No. 141 during the third quarter of 2001. Pursuant to SFAS No. 141, goodwill resulting from the SAL acquisition will not be amortized. The identifiable intangibles acquired in the Acquisition will be amortized over three years using the straight line method. Identifiable assets include patents and technological know-how. Patents were valued based on a discounted cash flow model and technological know-how was valued based on replacement cost of underlying documentation. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of SAL occurred on January 1, 2000 or which may be expected to occur in the future.

	For the Year Ended December 31,

	2000	2001

	(Unaudited)	(Unaudited)
Total revenues	$20,470,000	$19,431,000

Loss from continuing operations	$(5,351,000)	$(16,804,000)

Loss per share	$(.14)	$(.70)

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Continuum Engineering, Inc.

     On December 7, 1998, the Company acquired 100 percent of the outstanding common stock of Continuum Engineering, Inc. (“CEI”). As consideration, the Company issued to the sole shareholder of CEI 92,160 shares of its Common Stock. The purchase price was negotiated at arm’s length, and the acquisition was accounted for as a purchase effective December 1, 1998.

     In 1999, 2000 and 2001, the Company issued 12,171, 5,062 and 807 earn-out shares, respectively, of Common Stock to the sole shareholder of CEI, accounted for as additional purchase price. The earn-out related to the CEI acquisition ceased on December 31, 2001. Included in the Consolidated Balance Sheet at December 31, 2001 is goodwill, net of amortization, of $122,844 related to this acquisition.

     4. Inventories

     At December 31, 2001 and 2000, inventories consisted of the following:

	2001	2000

Raw materials, components and sub-assemblies	$4,449,071	$4,622,923
Work-in-process	1,422,452	1,655,989
Finished goods	760,766	1,024,176

	6,632,289	7,303,088
Less — Reserve for excess and obsolete inventory	(2,115,143)	(992,460)

	$4,517,146	$6,310,628

     5. Accounts Receivable

     At December 31, 2001 and 2000, accounts receivable consisted of the following:

	2001	2000

Trade	$1,030,565	$3,397,174
Trade — unbilled	261,690	178,146
U.S. Government — billed	1,282,304	1,129,758
U.S. Government — unbilled	2,554,995	2,254,996

	5,129,554	6,960,074
Less-Reserve for doubtful accounts	(27,812)	(55,436)

	$5,101,742	$6,904,638

     All unbilled receivables at December 31, 2001 are expected to be billed and collected within one year. Payment to the Company for performance on certain U.S. Government contracts is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized.

     6. Property and Equipment

     At December 31, 2001 and 2000, property and equipment consisted of the following:

	2001	2000

Equipment and machinery	$4,330,415	$6,255,944
Furniture and fixtures	560,594	792,350
Leasehold improvements	387,901	342,818

	5,278,910	7,391,112
Less-Accumulated depreciation	(3,508,282)	(4,099,635)

	$1,770,628	$3,291,477

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     7. Commitments and Contingencies

     The Company leases office facilities under operating leases. Minimum future rental payments as of December 31, 2001, are as follows:

Operating Leases

2002	$1,103,106
2003	637,106
2004	585,391
2005	606,070
2006	—

$2,931,673

     Related rent expense was $978,954, $563,800 and $491,159 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In April, 2001, the Company’s subsidiary, JMAR Precision Systems, Inc. (“JPSI”) hired Shankar Rao as JPSI’s Vice President of its Precision Motion Control (“PMC”) business area. Subsequently, Mr. Rao was made Senior Vice President of JPSI. Mr. Rao was formerly an employee of Anorad Corporation (“Anorad”). Anorad competes with the PMC business area of JPSI. In October, Anorad filed a Complaint in Los Angeles Superior Court against Mr. Rao, JPSI and the Company seeking a Temporary Restraining Order and a Preliminary Injunction against Mr. Rao, JPSI and the Company from using or disclosing any Anorad trade secret information that may be in their possession. The Complaint also seeks damages in an unspecified amount for the alleged misappropriation of Anorad trade secrets, the breach by Mr. Rao of his employee confidentiality agreement with Anorad, interference with contractual relations and unfair competition. This matter has been stayed by the Court pending arbitration of any claims between Anorad and Mr. Rao. The Company denies that it possesses or has used any Anorad trade secrets and if the court action is reinstated, the Company believes that it has defenses to this lawsuit and intends to vigorously contest this matter.

     The Company has entered into employment agreements with several of its key employees.

8. Line of Credit and Notes Payable

Line of credit and notes payable as of December 31, 2001 and 2000, were as follows:

	2001	2000

Working capital line of credit (the “Line”)in the amount of $3,000,000 with Comerica Bank — California (the “Bank”). At December 31, 2001, the line is secured by a $3 million compensating cash balance. Advances bear interest at prime rate (4.75% and 9.5% at December 31, 2001 and 2000, respectively). The line expires March 31, 2003 and interest on the line is payable monthly. Advances are secured by all assets of the Company	$3,000,000	$1,100,000
Convertible notes payable bearing interest at 8% interest due quarterly, principal due February 7, 2004	1,200,000	—

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2001	2000

Note payable, due in monthly principal installments of $10,417 plus interest at prime plus .5% through May 2002, secured by all assets of the Company	$72,917	$197,917
Note payable, due in monthly principal installments plus interest at prime through June 2005, secured by certain assets of the Company	245,000	315,000
Other notes payable	181,752	18,169

	4,699,699	1,631,086
Less: Current portion	(3,280,037)	(1,291,178)

	$1,419,632	$339,908

     In November 2001, the Bank reduced the amount of the Line from $5 million to $3 million and now requires a $3 million compensating balance. Pursuant to this new line of credit, there are no financial covenants or ratios. In addition, the Company has a $250,000 line of credit with Howard Bank, secured by all of the assets of JSAL. This line of credit requires a compensating balance of $256,250, however, there were no amounts outstanding pursuant to this line of credit at December 31, 2001.

     The convertible notes (the “Notes”) were issued to the former shareholders of SAL. The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and, after February 7, 2002, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45.

     The weighted average interest rate on the loan with Comerica Bank-California was 6.64% and 8.62% for 2001 and 2000, respectively. The maximum amount outstanding was $3,000,000 and $4,990,000, respectively, for 2001 and 2000 and the average amount outstanding was $1,072,916 and $1,120,000 during 2001 and 2000, respectively.

     Interest paid for the years ended December 31, 2001, 2000 and 1999 was $106,176, $123,943 and $219,518, respectively.

     Future principal payments on notes payable as of December 31, 2001 are as follows:

Year Ending December 31,

2002	$280,037
2003	85,898
2004	1,317,692
2005	8,750
2006	7,322

$1,699,699

9. Related Party Transactions

     On March 29, 1993, the Company loaned Dr. Martinez, the Company’s Chief Executive Officer, $59,000 with interest at 6% per annum to assist Dr. Martinez in paying certain income taxes that he personally incurred in connection with a transaction that he undertook in support of the Company. The loan amount, including accrued interest, was $88,344 on December 31, 1999. In February 2000, in recognition of his contributions to the Company, the Board of Directors of the Company agreed to forgive the loan. The writeoff of the loan is included in other income (expense) for 1999.

10. Income Taxes

     At December 31, 2001, the Company had Federal net operating loss carryforwards as follows:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Expires

2004	$1,184,000
2005	2,840,000
2006	961,000
2007	4,546,000
2008	6,932,000
2009	6,860,000
2010	2,265,000
2011	585,000
2014	2,297,000
2015	3,436,000
2016	7,106,000

Total	$39,012,000

     The Company has approximately $9,825,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below.

     Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company’s initial public offering in May 1990. As a result of additional financings in 1992 and 1993, additional ownership changes have occurred which restrict the Company’s ability to utilize its net operating loss carryforwards and any “built in losses.” In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $985,000 apply to approximately $5,713,000 of Company and acquired company loss carryforwards. Approximately $33,299,000 of the net operating loss carryforwards are not subject to annual limitations.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$13,264,000	$9,837,000
Asset writedowns	2,705,000	—
Other	636,000	834,000

Total gross deferred tax assets	16,605,000	10,671,000
Less valuation reserve	(16,085,000)	(10,151,000)

Net deferred tax asset	$520,000	$520,000

     The valuation reserve as of December 31, 2001 represents deferred tax assets which management believes, based on the Company’s history of operating losses, may not be realized in future periods. The net deferred tax asset of $520,000 is included in other non-current assets on the accompanying Consolidated Balance Sheet.

     The effective income tax rate for the years ended December 31, 2001, 2000 and 1999 varied from the statutory federal income tax rate as follows:

	2001	2000	1999

Statutory federal income tax rate	(34)%	(34)%	(34)%
State income tax	(6)	(6)	(6)
Permanent differences	—	1	1
Benefit recorded due to net operating loss carryforward position	40	39	39

	—	—	—

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders’ Equity

     During the years ended December 31, 2001, 2000 and 1999, the Company received net proceeds of approximately $44,040, $16.2 million and $18,450, respectively, from the exercise of warrants and options into approximately 26,013, 4,152,000 and 38,464 shares of common stock, respectively.

12. Stock-Based Compensation Plans

     The Company has six stock option or warrant plans, the 1988 Stock Option Plan (the “1988 Plan”), the 1991 Stock Option Plan (the “1991 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the Management Anti-Dilution Plan (the “Anti-Dilution Plan”), an incentive plan which provides for the issuance of warrants to JRI employees (the “JRI Plan”), and an incentive plan which provides for the issuance of warrants to JPSI employees (the “JPSI Plan”). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123 the Company’s net loss and loss per share would have been the following pro forma amounts:

		2001	2000	1999

Net loss:	As Reported	$(14,701,534)	$(1,224,765)	$(2,248,994)
	Pro Forma	(15,120,081)	(2,914,864)	(2,488,380)
Basic and diluted loss per share:	As Reported Pro Forma	(.65) (.67)	(.06) (.14)	(.12) (.14)

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 120,000 shares under the 1988 Plan, 1,480,000 shares under the 1991 Plan, 900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 100,000 shares under the JRI Plan, and 450,000 shares under the JPSI Plan. As of December 31, 2001, the Company has granted options for 99,168 shares under the 1988 Plan, 1,422,671 options under the 1991 Plan, 587,175 options under the 1999 Plan, 424,246 warrants under the Anti-Dilution Plan, 91,500 warrants under the JRI Plan, and 188,500 warrants under the JPSI Plan. In addition, 75,000 non-qualified options have been granted to two employees outside of the above plans. Under all Plans the option or warrant exercise price is equal to or more than the stock’s market price on date of grant.

     A summary of the status of the total number of stock options or warrants pursuant to all six of the above “plans” as of December 31, 1999, 2000 and 2001 and changes during the years then ended is presented in the tables below:

	2001		2000		1999

		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price	Shares	Ex Price

Outstanding at beg. of year	2,185,933	$3.85	2,008,351	$2.61	1,920,605	$2.66
Granted	496,686	3.48	604,461	7.12	289,797	2.25
Exercised	(32,983)	3.11	(325,603)	2.67	(9,500)	0.82
Forfeited	(212,834)	6.74	(101,276)	2.51	(192,551)	2.67

Outstanding at end of year	2,436,802	3.53	2,185,933	3.85	2,008,351	2.61

Exercisable at end of year	1,586,912		1,249,173		729,479

Weighted average fair value of options or warrants granted	3.48		7.12		2.25

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A summary of the options outstanding as of December 31, 2001, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of options currently exercisable and the weighted-average exercise price of options currently exercisable is as follows:

	Options Outstanding			Options Exercisable

	Number	Weighted-Average	Weighted-		Weighted-
Range of Exercise	Outstanding	Remaining	Average	Number Exercisable	Average
Prices	at 12/31/01	Contractual Life	Exercise Price	at 12/31/01	Exercise Price

$.53 to $2.94	815,942	5.9 years	$2.21	645,076	$2.54
3.00	663,046	1.7	3.00	656,378	3.00
3.13 to 4.56	623,353	8.8	3.67	143,667	4.31
5.19 to 7.46	183,232	6.2	6.18	67,230	6.12
7.79 to 17.63	151,229	7.9	9.22	74,561	9.27

$.53 to $17.63	2,436,802			1,586,912

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001: risk-free interest rate of approximately 6 percent; expected dividend yields of 0 percent and expected lives of 6 years. For grants in 1999, 2000 and 2001, the expected volatility used was 75 percent, 112 percent and 191 percent, respectively.

     In accordance with paragraph 8 of SFAS No. 123, options issued to non-employees (other than directors) are accounted for based on the fair value of the equity instrument issued, as that value has been more reliably measurable. The fair value is determined based on the Black-Scholes method. The resulting value is amortized over the service period.

13. Earnings Per Share

     The Company complies with SFAS No. 128, “Earnings per Share”. Basic earnings per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share for the years ended December 31, 2001, 2000 and 1999, was computed by dividing net loss by the sum of the weighted average number of shares of common stock (22,484,905, 21,468,763 and 18,045,914 for 2001, 2000 and 1999, respectively) plus dilutive employee stock options and warrants (none for 2001, 2000 and 1999) and other dilutive warrants and options (none for 2001, 2000 and 1999). For the years ended December 31, 2001, 2000 and 1999, dilutive stock options and warrants are not included in the calculation of loss per share as their effect would be antidilutive.

14. Segment Information

     In the Company’s Form 10-K for the year ended December 31, 2000, two segments were reported. These two segments were the Microelectronics Equipment Segment and the Semiconductor Products and Processes Segment.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     As a result of the acquisition of Semiconductor Advanced Lithography, Inc. (renamed JMAR/SAL NanoLithography, Inc., or “JSAL”) in August 2001, the Company has changed its segments. The Company’s three Segments offer varying products and services that are affected by different economic conditions. The Segments reflect the manner in which the Company viewed the operating segments as of December 31, 2001.

     Front-end Semiconductor Equipment and Services: This segment includes the operations of JMAR Research, Inc. (“JRI”) and JSAL. In our JRI and JSAL businesses, we conceive and create leading-edge microelectronics manufacturing systems based on our patented X-ray and other advanced light sources for higher-performance semiconductor manufacturing and inspection. With the Company’s acquisition of JSAL, we are now the leading supplier of X-ray lithography steppers.

     Precision Equipment: This segment consists of the operations of JMAR Precision Systems, Inc. (“JPSI”). In our JPSI division, we manufacture state-of-the-art precision inspection, motion control and light-based manufacturing and metrology systems for the microelectronics industry, including high-performance laser-light based precision systems for repairing defective semiconductors and systems for fabricating advanced bio-chip products.

     Semiconductor Products and Processes Segment: This “fabless” supplier of semiconductors focused on high performance integrated circuits for the broadband communications market and the development and delivery of high-performance custom microcircuits for a wide range of commercial and military electronics uses. This segment also includes the Semiconductor Process Technology Services business of JMAR Semiconductor, Inc. (JSI). Subsequent to December 31, 2001, the Company decided to discontinue and sell its standard semiconductor products business. Accordingly, in future financial statements, the standard semiconductor products business will be treated as a discontinued operation and the remainder of JSI’s business, which represented the majority of the revenues in 2001, 2000 and 1999 of this segment, will be included in the Front-end Semiconductor Equipment and Services Segment.

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the years 2001, 2000 and 1999 was as follows:

	Front-end
	Semiconductor
	Precision	Precision	Semiconductor
	Services	Equipment	Products and Processes	Corporate	Total

2001:
Revenues	$9,852,994	$5,795,316	$3,064,297	$—	$18,712,607
Operating income (loss)	139,102	(6,133,842)	(9,403,079)	(652,865)	(16,050,684)
Total assets	8,830,493	5,920,241	614,784	11,253,107	26,618,625
Capital expenditures	258,333	353,044	422,381	136,719	1,170,477
Depreciation and amortization	368,956	579,778	517,944	73,717	1,540,395
2000:
Revenues	5,263,850	10,512,243	3,850,507	—	19,626,600
Operating income (loss)	223,109	(3,072,269)	(697,394)	—	(3,546,554)
Total assets	3,927,125	11,655,812	8,810,992	9,797,645	34,191,574
Capital expenditures	136,321	103,986	1,218,110	313,811	1,772,228
Depreciation and amortization	219,017	618,553	364,185	23,280	1,225,035
1999:
Revenues	6,149,297	10,315,685	8,302,758	—	24,767,740
Operating income (loss)	475,455	(2,935,176)	314,617	—	(2,145,104)
Total assets	3,034,750	11,748,082	3,592,933	2,298,003	20,673,768
Capital expenditures	379,261	152,611	646,429	8,360	1,186,661
Depreciation and amortization	139,660	604,962	271,630	18,423	1,034,675

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In the table above, Corporate includes legal expenses not allocated to reportable segments. Corporate assets are principally cash, deferred income taxes and other assets.

     Within the Precision Equipment segment, the Measurement and Inspection Systems product line accounted for 12 percent, 21 percent and 19 percent of the Company’s revenues in 2001, 2000 and 1999, respectively. In addition, the Lithography Systems for Bio-Medical Applications product line accounted for 6 percent, 18 percent and 13 percent of the Company’s revenues in 2001, 2000 and 1999, respectively. Within the Semiconductor Products and Processes segment, the Semiconductor Process Technology Services product line accounted for 14 percent, 18 percent and 33 percent of the Company’s revenues in 2001, 2000 and 1999, respectively.

Significant Customers

     Sales to the United States Government aggregated $12,373,075, $8,780,205 and $14,284,957 in 2001, 2000 and 1999, respectively. Accounts receivable from the United States Government at December 31, 2001 and 2000 was $3,837,299 and $3,384,754, respectively. Within the Precision Equipment segment, sales to one customer totaled $932,240, $1,095,257 and $2,555,500 in 2001, 2000 and 1999, respectively. Accounts receivable from this customer at December 31, 2001 and 2000 was $7,344 and $7,087, respectively. In addition, in 2001, 2000 and 1999 sales to another customer totaled $924,614, $3,206,912 and $3,324,580, respectively. Accounts receivable from this customer at December 31, 2001 and 2000 was $164,660 and $1,162,441, respectively.

Export Sales

     The following table presents revenues by country based on where the products were shipped to or where the services were provided.

	2001	2000	1999

United States	$18,100,213	$18,244,147	$21,954,053
Mexico	328,652	838,435	770,623
Malaysia	—	323,349	843,399
Others	283,742	220,669	1,199,665

Total	$18,712,607	$19,626,600	$24,767,740

     All assets of the Company are located in the United States.

15. Quarterly Financial Information (Unaudited)

     The following is a summary of unaudited quarterly results for the years ended December 31, 2001 and 2000.

				Net
Year Ended		Gross Profit		Loss
December 31, 2001	Revenues	(Loss)	Net Loss	Per Share

December 31	$5,399,338	$(472,027)	$(10,674,081)	(0.47)
September 30	5,448,727	1,184,569	(2,555,466)	(0.11)
June 30	3,318,379	972,484	(477,546)	(0.02)
March 31	4,546,163	1,215,524	(994,441)	(0.04)

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended				Net Loss
December 31, 2000	Revenues	Gross Profit	Net Loss	Per Share

December 31	$5,890,485	$1,456,766	$581,654	$0.03
September 30	3,769,493	1,029,543	(1,027,793)	(0.05)
June 30	5,167,577	1,790,487	(198,030)	(0.01)
March 31	4,799,045	1,646,427	(580,596)	(0.03)

16. Subsequent Events

     Subsequent to December 31, 2001, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips.

     Included in the Statement of Operations for the year ended December 31, 2001 is $7,420,000 in asset impairments and $547,000 in lease termination costs at JSI. Based on an impairment analysis pursuant to SFAS No. 121, the asset writedowns include $4,650,000 of capitalized software development costs for products that have not generated significant sales to date and are doubtful of generating future revenues, $2,056,000 of fixed assets including outside purchased software for operating assets that will not be realizable as a result of no future sales and $420,000 of other assets. In addition, the Company wrote down $294,000 of inventory. In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued its expected loss under that lease.

     As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur liabilities that it otherwise would not have incurred primarily including distributor termination costs and employee related costs. These amounts are expected to be approximately $950,000, of which approximately $700,000 and approximately $183,000 was accrued at December 31, 2001 and 2000, respectively, the majority of which represents advance payments for inventory by JSI's distributor. In March 2002, JSI had a reduction in force of 13 employees or 50% of its total employees. In future financial statements, the standard semiconductor products business will be reflected as a discontinued operation.

     In March 2002, under its Universal Blank Shelf Registration Statement, the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. In connection with this transaction, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent a fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

Date: March 29, 2002	By:	/s/ John S. Martinez

John S. Martinez Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John S. Martinez John S. Martinez	Chairman of the Board, Chief Executive Officer and Director	March 29, 2002

/s/ Dennis E. Valentine Dennis E. Valentine	Chief Financial Officer and Chief Accounting Officer	March 29, 2002

/s/ James H. Banister, Jr. James H. Banister, Jr.	Director	March 29, 2002

/s/ C. Neil Beer C. Neil Beer	Director	March 29, 2002

/s/ Vernon H. Blackman Vernon H. Blackman	Director	March 29, 2002

/s/ Barry Ressler Barry Ressler	Director	March 29, 2002

/s/ Charles A. Dickinson Charles A. Dickinson	Director	March 29, 2002

Schedule II

JMAR TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

		Additions

		Charged to
	Balance at	Costs and			Balance at
Description	Beginning of Year	Expenses	Other	Deductions	End of Year

For the year ended December 31, 2001:
Warranty reserve	$72,734	$42,499	$—	$—	$115,233
Reserve for inventory excess and obsolescence	992,460	1,811,000	—	(688,317)	2,115,143
Allowance for doubtful accounts	55,436	—	—	(27,624)	27,812

For the year ended December 31, 2000:
Warranty reserve	$—	$72,734	$—	$—	$72,734
Reserve for inventory excess and obsolescence	570,157	250,000	483,269	(310,966)	992,460
Allowance for doubtful accounts	71,193	39,889	—	(55,646)	55,436

For the year ended December 31, 1999:
Warranty reserve	$—	$—	$—	$—	$—
Reserve for inventory excess and obsolescence	181,157	389,000	—	—	570,157
Allowance for doubtful accounts	43,370	27,823	—	—	71,193

S-1