Form 10-Q
period 2002-03-31
JMAR TECHNOLOGIES INC
filed 2002-05-15
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002
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

Yes [X]  No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 6, 2002).

Common Stock, $.01 par value: 23,842,677 shares

INDEX

		Page #

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2002 (unaudited) and December 31, 2001	2

	Consolidated Statements of Operations — Three months ended March 31, 2002 and 2001 (unaudited)	3

	Consolidated Statements of Comprehensive Loss — Three months ended March 31, 2002 and 2001 (unaudited)	4

	Consolidated Statements of Cash Flows — Three months ended March 31, 2002 and 2001 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II	OTHER INFORMATION

Item 1.	N/A

Item 2.	Changes in Securities	17

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,856,541	$4,115,129
Restricted cash	2,000,000	3,000,000
Accounts receivable, net	4,472,072	5,101,742
Notes and other receivables	16,334	19,481
Inventories, net	4,274,030	4,517,146
Marketable securities available for sale	—	1,474,889
Prepaid expenses and other	508,913	514,416

Total current assets	17,127,890	18,742,803
Property and equipment, net	1,743,536	1,770,628
Other assets, net	2,051,982	2,147,462
Goodwill, net	3,957,732	3,957,732

TOTAL ASSETS	$24,881,140	$26,618,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,807,015	$2,086,552
Accrued liabilities	1,542,113	1,395,003
Accrued payroll and related costs	902,607	985,315
Customer deposits	1,322,041	1,483,804
Line of credit	2,000,000	3,000,000
Notes payable	95,694	142,257
Net current liabilities of discontinued operations	1,915,362	1,806,407

Total current liabilities	9,584,832	10,899,338

Notes payable and other long-term liabilities, net of current portion	1,400,532	1,419,632

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding as of March 31, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 23,841,272 as of March 31, 2002 and 22,840,392 shares as of December 31, 2001	238,413	228,404
Additional-paid in capital	56,101,808	54,343,211
Accumulated other comprehensive income	—	1,424,864
Accumulated deficit	(42,444,445)	(41,696,824)

Total stockholders’ equity	13,895,776	14,299,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,881,140	$26,618,625

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Sales	$4,536,516	$4,546,163
Costs of sales	3,445,331	3,256,342

Gross profit	1,091,185	1,289,821

Operating expenses:
Selling, general and administrative	1,544,086	1,430,949
Research, development and engineering	419,017	443,428

Total operating expenses	1,963,103	1,874,377

Loss from operations	(871,918)	(584,556)
Realized gain on sale of marketable securities	1,349,721	—
Interest and other income (expense), net	4,019	99,529
Interest expense	(43,582)	(7,818)

Income (loss) from continuing operations	438,240	(492,845)
Loss from operations of discontinued operations	(1,185,861)	(501,596)

Net loss	$(747,621)	$(994,441)

Basic and diluted income (loss) per share:
Income (loss) per share from continuing operations	$.02	$(.02)
Loss per share from discontinued operations	(.05)	(.02)

Basic and diluted net loss per share	$(.03)	$(.04)

Share used in computation of income (loss) per share:
Basic	22,879,711	22,229,645

Diluted	24,408,929	22,229,645

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Net loss	$(747,621)	$(994,441)
Other comprehensive loss:
Unrealized loss on marketable securities	—	(990,800)

Comprehensive loss	$(747,621)	$(1,985,241)

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2002 and 2001
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Cash flows from operating activities:
Income (loss) from continuing operations	$438,240	$(492,845)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation and amortization	234,772	141,783
Services received in exchange for common stock	1,500	1,200
Gain on sale of marketable securities	(1,349,721)	—
Change in assets and liabilities:
(Increase) decrease in:
Accounts receivable, net	629,670	704,802
Inventories	243,116	(92,936)
Prepaid expenses and other	8,647	27,243
Other assets	(5,686)	—
Increase (decrease) in:
Customer deposits	(161,763)	1,638
Accounts payable and accrued liabilities	(215,130)	(918,468)

Net cash used in continuing operations	(176,355)	(627,583)

Loss from discontinued operations	(1,185,861)	(501,596)
Changes in net assets and liabilities of discontinued operations	108,955	(408,013)

Net cash used in discontinued operations	(1,076,906)	(909,609)

Net cash used in operating activities	(1,253,261)	(1,537,192)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,399,746	—
Capital expenditures	(86,527)	(241,816)
Other assets	(19,987)	(597)
Payments received on notes receivable	—	5,339
Patent costs	—	(37,365)

Net cash provided by (used in) investing activities	1,293,232	(274,439)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,767,105	—
Net borrowings (payments) under line of credit	(1,000,000)	1,900,000
Decrease in restricted cash	1,000,000	—
Payments of notes payable and other long-term liabilities	(65,664)	(13,067)
Net proceeds from the exercise of options and warrants	—	14,848

Net cash provided by financing activities	1,701,441	1,901,781

Net increase in cash and cash equivalents	1,741,412	90,150
Cash and cash equivalents, beginning of period	4,115,129	9,856,768

Cash and cash equivalents, end of period	$5,856,541	$9,946,918

Non-cash Item:
Change in unrealized gains in marketable securities	$—	$990,800

Cash paid for interest	42,805	$5,644

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Financial Condition

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. Given the required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips, JMAR has determined it is in the best interests of the Company and its shareholders to focus its principal efforts on its other business areas. The standard semiconductor products business of JSI has been accounted for in the accompanying financial statements as discontinued operations and the statement of operations for the three months ended March 31, 2001 has been restated to reflect the discontinuation of this business.

     The accompanying consolidated financial statements have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 2001. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

(2) Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2002 and December 31, 2001, inventories consisted of the following:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	March 31, 2002	December 31, 2001

		(Audited)
Raw materials, components and sub-assemblies	$4,304,198	$4,449,071
Work-in-process	1,518,620	1,422,452
Finished goods	343,275	760,766

	6,166,093	6,632,289
Less — Reserve for excess and obsolete inventory	(1,892,063)	(2,115,143)

	$4,274,030	$4,517,146

(3) Property and Equipment

     At March 31, 2002 and December 31, 2001, property and equipment consisted of the following:

	March 31, 2002	December 31, 2001

		(Audited)
Equipment and machinery	$4,348,535	$4,330,415
Furniture and fixtures	633,041	560,594
Leasehold improvements	367,520	387,901

	5,349,096	5,278,910
Less — accumulated depreciation	(3,605,560)	(3,508,282)

	$1,743,536	$1,770,628

(4) Segment Information

     In the Company’s Form 10-K for the year ended December 31, 2001, three segments were reported. These three segments were the Front-end Semiconductor Equipment and Services Segment, the Precision Equipment Segment and the Semiconductor Products and Processes Segment. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business. Accordingly, this business component has been accounted for in the accompanying financial statements as discontinued operations and the other business component of JSI, which represented the majority of the revenues in 2001, 2000 and 1999 of the Semiconductor Products and Processes Segment, is now included in the Front-end Semiconductor Equipment and Services Segment.

     The Company’s two Segments offer varying products and services that are affected by different economic conditions. Further, the Segments reflect the manner in which the Company views the operating units.

     Front-end Semiconductor Equipment and Services: This segment includes the operations of JMAR Research, Inc. (“JRI”) and JMAR/SAL NanoLithography, Inc. (JSAL). In our JRI and JSAL businesses, we conceive and create leading-edge microelectronics manufacturing systems based on our patented X-ray and other advanced light sources for higher-performance semiconductor manufacturing and inspection. With the Company’s acquisition of JSAL, we are now the leading supplier of X-ray lithography steppers. This segment also includes the Semiconductor Process Technology Services business of JMAR Semiconductor, Inc. (“JSI”).

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

     Segment information for the three months ended March 31, 2002 and 2001 was as follows:

	Front-end
	Semiconductor
	Equipment and	Precision
	Services	Equipment	Corporate	Total

Three Months Ended March 31, 2002:
Revenues	$3,608,655	$927,861	$—	$4,536,516
Operating income (loss)	111,984	(983,902)	—	(871,918)
Total assets	12,010,001	6,420,054	6,451,085	24,881,140
Three Months Ended March 31, 2001:
Revenues	2,269,534	2,276,629	—	4,546,163
Operating income (loss)	270,333	(854,889)	—	(584,556)
Total assets	8,022,360	10,679,795	15,410,005	34,112,160

     Corporate assets are principally cash, deferred income taxes, other assets and assets of discontinued operations.

(5) Comprehensive Loss

     SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that an enterprise: (a) classify the items of other comprehensive income by their nature in a financial statement; and (b) display the accumulated balance of other comprehensive income separately from stockholders’ equity in the equity section of the balance sheet. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” for the three months ended March 31, 2001, the Company had an unrealized loss on marketable securities of $990,800, resulting in a comprehensive loss for the three months ended March 31, 2001 of $1,985,241. The unrealized loss for the three months ended March 31, 2001 represents the difference in market value of the Company’s investment in Bede plc (“Bede”) between December 31, 2000 and March 31, 2001.

     In January 2002, the Company sold its remaining 545,500 shares of its investment in Bede for net proceeds of approximately $1.4 million. The net proceeds and gain from that transaction are included in this Consolidated Statement of Operations for the three months ended March 31, 2002. Accordingly, for the three months ended March 31, 2002, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for those periods. For the three months ended March 31, 2002, the Company had an additional unrealized loss on marketable securities of $75,143 for the period from January 1, 2002 to the sale date of the securities, however, that loss was realized as a result of the sale of the securities.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6)  Acquisition of Semiconductor Advanced Lithography, Inc.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). SAL (subsequently renamed JMAR/SAL NanoLithography, Inc. or “JSAL”) is a provider of XRL stepper systems. Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s Common Stock valued at $1.7 million, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes, bearing interest at 8%, are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. All stock options and warrants issued by SAL which were outstanding immediately prior to the Acquisition were either exercised pursuant to their terms or were terminated. There were no settlements of options or warrants and there was no increase to JMAR’s purchase price as a result of the issuance of additional SAL shares upon exercise of the outstanding options and warrants. In connection with the Merger, JMAR agreed to provide working capital loans to SAL from time to time up to a maximum of $1.2 million through June 30, 2002 for working capital to build its X-ray steppers to be integrated with JMAR’s X-ray sources. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones. The earnout consideration will increase goodwill when and if it is paid. The Company has accounted for the Acquisition as a purchase and, accordingly, results of operations of JSAL have been included as of August 7, 2001. The allocation of the purchase price of $4,246,284 is as follows:

Goodwill	$3,739,777
Identifiable intangibles	785,000
Fair value of tangible assets acquired	671,593
Liabilities assumed	(950,086)

$4,246,284

     The following unaudited proforma information gives effect to the acquisition of SAL as if the acquisition occurred on January 1, 2001. In connection with the Acquisition, SAL entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $8,000,000 through a combination of debt forgiveness and by payment of the $1.2 million cash purchase price by the Company. Such debt reductions are not reflected in the statement of operations of the Company. The proforma loss from continuing operations excludes any impact, other than interest expense, from the debt settlements of SAL directly attributable to the Acquisition. The Company has recorded the transaction in accordance with SFAS No. 141 during the third quarter of 2001. Pursuant to SFAS No. 141, goodwill resulting from the SAL acquisition will not be amortized. The identifiable intangibles acquired in the Acquisition will be amortized over three years using the straight line method. Identifiable assets include patents and technological know-how. Patents were valued based on a discounted cash flow model and technological know-how was valued based on replacement cost of underlying documentation. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of SAL occurred on January 1, 2001 or which may be expected to occur in the future.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Three Months
ended March 31, 2001

Total revenues	$4,740,000

Loss from continuing operations	$(1,104,000)

Loss per share	$(.05)

(7) Discontinued Operations

     During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips.

     The loss from operations of discontinued operations of $1,185,861 for the three months ended March 31, 2002 includes $400,000 related to the writedown of inventory shipped to JSI in the first quarter or held by vendors but not yet shipped to JSI and $205,000 in operating losses expected to be incurred through the sale of this product line.

     As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur liabilities that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of March 31, 2002 is $1,915,000 of liabilities related to the discontinued operations. These liabilities include amounts owed to JSI’s distributor, vendors and employees, and the amount accrued related to the facility.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

(8) Equity Transactions

     In March 2002, under its Universal Blank Shelf Registration Statement, the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. In connection with this transaction, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent a fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share. Out of the gross proceeds of $2 million, the warrants to purchase 170,000 shares of the Company’s Common Stock have been valued based on the Black-Scholes method at approximately $305,000 in the accompanying financial statements as paid-in-capital with a corresponding reduction in the amount assigned to the stock sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

     Through December 31, 2001, the Company operated in three segments as follows: Front-end Semiconductor Equipment and Services, Precision Equipment, and Semiconductor Products and Processes. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to become established in the market, as well as to develop newer, higher value chips. The Company has concluded that it will not continue to invest its resources in this business. As a result of this decision, as of January 1, 2002, the Company will operate in two segments, the Front-end Semiconductor Equipment and Services segment and the Precision Equipment segment. The standard semiconductor products business component has been reflected in these financial statements as a discontinued operation and the other business component of JSI’s business included in the Semiconductor Products and Processes Segment has been included in the Front-end Semiconductor Equipment and Services Segment.

   Results of Consolidated Operations

     The net loss for the three months ended March 31, 2002 and 2001 was $(747,621) and $(994,441), respectively. Income (loss) from continuing operations for those same periods was $438,240 and $(492, 845), respectively, while loss from operations for those same periods was $(871,918) and $(584,556), respectively. Total revenues for the three months ended March 31, 2002 and 2001 were $4,536,516 and $4,546,163, respectively. Contract revenues for the three months ended March 31, 2002 and 2001 were $3,292,293 and $2,211,849, respectively. Included in the net loss for the three months ended March 31, 2002 is a gain on the sale of marketable securities of $1,349,721.

     Although the revenues were substantially the same for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, there was a significant increase in X-ray lithography revenues in 2002 of $975,707 offset in part by a decrease in revenues of $1,348,768 of the Company’s precision instrument products. In addition, there was $483,829 of other contract revenues from JMAR/SAL NanoLithography, Inc. (JSAL), acquired in August 2001. The decrease in revenue of precision instrument products is a result of the continued severe economic downturn which has caused our target customers to curtail capital equipment purchases.

     The Company’s ability to forecast orders for its precision instrument products continues to be limited due to continuing marketplace uncertainties which often impedes our customers’ abilities to accurately forecast their needs. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results in 2002.

     Total gross margins for the three months ended March 31, 2002 and 2001 were 24.1% and 28.4%, respectively. Gross margin for product sales for the three months ended March 31, 2002 and 2001 were 21.5% and 25.7%, respectively, and gross margins for contract sales for those two quarters were 25.0% and 30.5%, respectively. The decrease in the gross margin for contract sales is due to a higher utilization of labor on the Company’s X-ray lithography contract at JMAR Research, Inc. The decrease in the gross margin for product sales in 2002 was due primarily to underutilized manufacturing capacity and competitive pressures on product pricing. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future. The Company is currently integrating its X-ray source and stepper and anticipates conducting wafer exposures using this integrated system by the end of the third quarter of 2002. Additional efforts are ongoing to increase the X-ray power output of our X-ray sources to meet commercially viable requirements for the gallium arsenide (GaAs) chip manufacturing industry with the expectation of meeting the SAL earnout milestone of receiving an order for a commercial system by the end of 2002. The Company expects that as its patented, laser-driven advanced light products enter the marketplace and gain acceptance, they will substantially improve gross profit margins.

     Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2002 and 2001 were $1,544,086 and $1,430,949, respectively. The increase in SG&A expenses in 2002 is primarily due to $363,923 in SG&A costs related to JSAL, which the Company acquired in August 2001 offset in part by a reduction in SG&A costs in the Precision Equipment segment primarily related to a reduction of employees in that segment and other cost cutting efforts.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $2,144,964 and $1,045,767 for the three months ended March 31, 2002 and 2001, respectively. The increase in Customer-Funded RD&E expenditures for the three months ended March 31, 2002 is related to an increase of approximately $897,411 in the X-ray lithography program contract funding provided by the Defense Advanced Research Projects Agency, most of which is directed toward development of JMAR’s X-ray lithography source technology for the commercial semiconductor market and contract costs of $207,376 incurred by JSAL which was acquired in August 2001. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $419,017 and $443,428 for the three months ended March 31, 2002 and 2001, respectively. Hence, total RD&E expenditures for the three month periods were $2,563,981 and $1,489,195 for 2002 and 2001, respectively. RD&E expenditures as a percentage of sales were 56.5% and 32.8% for the three months ended March 31, 2002 and 2001, respectively. These expenditures are primarily related to the continued development of point X-ray sources for lithography for the semiconductor industry and other metrology applications, development of a high efficiency EUV generation system for advanced semiconductor lithography and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries.

     During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips.

     The loss from operations of discontinued operations of $1,185,861 for the three months ended March 31, 2002 includes $400,000 related to the writedown of inventory shipped to JSI in the first quarter or held by vendors but not yet shipped to JSI and $205,000 in costs expected to be incurred through the sale of this product line.

     As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur liabilities that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of March 31, 2002 is $1,915,000 of liabilities related to the discontinued operations.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     Interest expense is higher for 2002 versus 2001 due to interest on the $1.2 million notes issued to the former shareholders of SAL and higher average borrowings in 2002 of the Company’s working capital line (the “Line”) with Comerica Bank.

     The gain on sale of marketable securities of $1,349,721 for 2002 is related to the sale of the Company’s remaining 545,500 shares of its investment in Bede plc in January 2002.

     Interest and other income (expense) is lower for 2002 versus 2001 due to lower average cash balances and lower interest rates.

   Results of Segment Operations

   Front-end Semiconductor Equipment and Services Segment

     Revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 for the Front-end Semiconductor Equipment and Services Segment increased $1,339,121 from $2,269,534 to $3,608,655. This increase is primarily attributable to a significant increase in X-ray lithography contract revenue of $975,707, as well as other contract revenues from JSAL of $483,829, acquired in August 2001. Operating income of the Front-end Semiconductor Equipment and Services Segment for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 decreased $158,349 from income of $270,333 to income of $111,984. Despite the increase in revenues in 2002 compared to 2001, operating income decreased primarily due to an operating loss of $93,697 at JSAL, acquired in August 2001 and increased R&D spending at JRI.

   Precision Equipment Segment

     Revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 for the Precision Equipment Segment decreased $1,348,768, from $2,276,629 to $927,861. This decrease in revenue was related to the continuing severe economic downturn primarily in the semiconductor industry which has caused our target companies to curtail capital equipment purchases. The operating loss of the Precision Equipment Segment for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was adversely affected as well, increasing $129,013 from a loss of $854,889 to a loss of $983,902. Despite the significantly lower revenues, the operating loss was not impacted as significantly due to the reduction of employees and other cost cutting efforts.

   Consolidated Liquidity and Financial Condition

     Unrestricted cash and cash equivalents at March 31, 2002 and December 31, 2001 were $5,856,541 and $4,115,129, respectively. The increase in unrestricted cash and cash equivalents during the three months ended March 31, 2002 was $1,741,412. That increase resulted primarily from net proceeds from the issuance of common stock of $1,767,105, proceeds from the sale of marketable securities of $1,399,746 and a decrease in restricted cash of $1,000,000 offset in part by payments under the Company’s working capital bank line of $1,000,000, cash used in continuing operations of $176,355 primarily related to operating losses (exclusive of the gain on the sale of the Bede stock) and cash used in discontinued operations of $1,076,906.

     During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its X-ray lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI has had little success in selling its new standard product chips to date. These products would require substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips. As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur liabilities that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of March 31, 2002 is $1,915,000 of liabilities related to the discontinued operations. In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     JMAR’s operations will continue to require the use of working capital. Working capital as of March 31, 2002 and December 31, 2001 was $7,543,058 and $7,843,465, respectively. The decrease in working capital is primarily due to the Company’s losses, decrease in receivables and paydown of the Company’s working capital bank line offset in part by net proceeds from the issuance of common stock. The working capital of the Company had generally been funded through its working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate and through third-party contracts. Due to the Company’s continued losses, in November 2001, the Bank reduced the amount of the Line to $3 million and requires a $3 million compensating balance. Pursuant to this new line of credit, there are no financial covenants or ratios. The Line expires March 31, 2003. The Company is pursuing alternative banking arrangements.

     In March 2002, under its Universal Blank Shelf Registration Statement (see below), the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. With this financing, management believes that the Company has adequate resources to fund operations and working capital requirements for the next twelve months. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented X-ray lithography systems for the manufacture of high performance semiconductors. The Company believes that it has available to it several potential sources of capital, including private offerings to individual investors and additional debt or equity sales in the public market, as well as additional contract funding from both current and new customers for its research and development programs. The Company also intends to pursue opportunities for strategic relationships, which may include additional funding, in order to accelerate the commercialization of its emerging products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     On August 8, 2001, the Company filed a “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities. The registration statement was declared effective by the Securities and Exchange Commission on October 11, 2001. The securities that may be sold under this registration statement may be common stock, preferred stock, debt or warrants. The Company may sell registered securities in the public market from time-to-time at its discretion when market conditions are favorable and at prices that will be negotiated at those times. In connection with the sale of stock mentioned above, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), a Delaware corporation, in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. The shares issued by the Company are unregistered; however, pursuant to an agreement with the SAL shareholders, the Company filed a registration statement with the Securities and Exchange Commission on November 6, 2001 and has agreed to use its reasonable efforts to obtain its effectiveness. The holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. In addition, SAL’s former shareholders and creditors could receive as contingent earnout consideration up to 354,736 shares of the Company’s Common Stock and up to $2.2 million of Convertible Notes upon achievement of certain technical and market milestones. In connection with the Merger, JMAR agreed to provide working capital loans to SAL from time to time up to a maximum of $1.2 million through June 30, 2002 for working capital to build its X-ray steppers to be integrated with JMAR’s X-ray sources.

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

     In January 2002, the Company sold the remaining 545,500 shares of its investment in Bede plc for net proceeds of approximately $1.4 million. The net proceeds and gain from that transaction are reported in this 10-Q filing.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include concentration of sales to certain markets and customers, such as the semiconductor industry, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, uncertainties associated with the timing of the funding of government contracts, fluctuations in demand, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt X-ray lithography as the lithography alternative, shifts in demand for the Company’s products, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2001, in the Company’s Form S-3/A filed on April 12, 2002 and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.

PART II — OTHER INFORMATION

Item 2. Changes in Securities

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 880 shares of Common Stock to its outside directors as compensation for services as directors in February 2002. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

Item 6. Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K/A on February 26, 2002 related to the acquisition by the Company of all of the outstanding equity of Semiconductor Advanced Lithography, Inc.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

May 14, 2002	By:	/s/ John S. Martinez

John S. Martinez, Chief Executive Officer and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer