Form 10-Q
period 2002-06-30
JMAR TECHNOLOGIES INC
filed 2002-08-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002
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

Yes   [X]   No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 9, 2002).

Common Stock, $.01 par value: 23,843,947 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets — June 30, 2002 (unaudited) and December 31, 2001	2
	Consolidated Statements of Operations (unaudited) — Three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001	3
	Consolidated Statements of Comprehensive Loss (unaudited) — Three months ended June 30, 2002 and 2001 and six months ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) — Six months ended June 30, 2002 and 2001	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
PART II.	OTHER INFORMATION
Item 1.	N/A
Item 2.	Changes in Securities	17
Item 3.	N/A
Item 4.	N/A
Item 5.	N/A
Item 6.	Reports on Form 8-K	17

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,077,564	$4,115,129
Restricted cash	2,175,000	3,000,000
Accounts receivable, net	6,491,296	5,101,742
Notes and other receivables	14,934	19,481
Inventories, net	5,280,504	4,517,146
Marketable securities available for sale	—	1,474,889
Prepaid expenses and other	501,302	514,416

Total current assets	16,540,600	18,742,803
Property and equipment, net	1,618,433	1,770,628
Other assets, net	1,509,932	2,147,462
Goodwill, net	3,957,732	3,957,732

TOTAL ASSETS	$23,626,697	$26,618,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,357,448	$2,086,552
Accrued liabilities	864,759	1,395,003
Accrued payroll and related costs	1,026,445	985,315
Customer deposits	1,225,365	1,483,804
Line of credit	2,175,000	3,000,000
Notes payable	57,174	142,257
Net current liabilities of discontinued operations	1,680,985	1,806,407

Total current liabilities	9,387,176	10,899,338

Notes payable and other long-term liabilities, net of current portion	1,358,096	1,419,632

Stockholders’ equity:
Preferred stock, $.01 par value;
5,000,000 shares authorized; none issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 23,843,947 as of June 30, 2002 and 22,840,392 shares as of December 31, 2001	238,439	228,404
Additional-paid in capital	56,089,596	54,343,211
Accumulated other comprehensive income	—	1,424,864
Accumulated deficit	(43,446,610)	(41,696,824)

Total stockholders’ equity	12,881,425	14,299,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,626,697	$26,618,625

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2002 and 2001 and
Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Sales	$6,133,686	$3,318,379	$10,670,202	$7,864,542
Costs of sales	4,710,760	2,288,269	8,156,091	5,544,611

Gross profit	1,422,926	1,030,110	2,514,111	2,319,931

Operating expenses:
Selling, general and administrative	1,503,237	1,633,505	3,047,323	3,064,454
Research, development and engineering	397,662	698,869	816,679	1,142,297

Total operating expenses	1,900,899	2,332,374	3,864,002	4,206,751

Loss from operations	(477,973)	(1,302,264)	(1,349,891)	(1,886,820)
Realized gain on sale of marketable securities	—	1,189,273	1,349,721	1,189,273
Interest and other income	20,626	64,323	38,514	168,437
Interest and other expense	(60,395)	(24,156)	(117,846)	(36,559)

Loss from continuing operations before income taxes	(517,742)	(72,824)	(79,502)	(565,669)
Deferred income tax expense	(484,423)	—	(484,423)	—

Loss from continuing operations	(1,002,165)	(72,824)	(563,925)	(565,669)
Loss from operations of discontinued operations	—	(404,722)	(1,185,861)	(906,318)

Net loss	$(1,002,165)	$(477,546)	$(1,749,786)	$(1,471,987)

Basic and diluted loss per share:
Loss per share from continuing operations	$(.04)	$—	$(.03)	$(.03)
Loss per share from discontinued operations	—	(.02)	(.05)	(.04)

Basic and diluted net loss per share	$(.04)	$(.02)	$(.08)	$(.07)

Basic and diluted shares used in computation of net loss per share	23,841,609	22,238,799	23,103,559	22,229,419

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2002 and 2001 and
Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net loss	$(1,002,165)	$(477,546)	$(1,749,786)	$(1,471,987)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	—	459,426	—	(46,878)

Comprehensive loss	$(1,002,165)	$(18,120)	$(1,749,786)	$(1,518,865)

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2002 and 2001
(Unaudited)

	Six Months Ended

	June 30, 2002	June 30, 2001

Cash flows from operating activities:
Loss from continuing operations	$(563,925)	$(565,669)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation and amortization	508,548	362,150
Services received in exchange for common stock	3,000	2,400
Gain on sale of marketable securities	(1,349,721)	(1,189,273)
Change in assets and liabilities:
Accounts receivable, net	(1,389,554)	2,499,667
Inventories	(763,358)	(576,572)
Prepaid expenses and other	17,658	54,950
Other assets	(10,408)	—
Customer deposits	(258,439)	5,513
Accounts payable and accrued liabilities	(218,212)	(1,301,301)

Net cash used in continuing operations	(4,024,411)	(708,135)

Loss from discontinued operations	(1,185,861)	(906,318)
Changes in net liabilities of discontinued operations	(125,422)	(1,085,972)

Net cash used in discontinued operations	(1,311,283)	(1,992,290)

Net cash used in operating activities	(5,335,694)	(2,700,425)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,399,746	1,207,923
Capital expenditures	(109,511)	(385,531)
Other assets	484,423	18,053
Payments received on notes receivable	—	7,738
Patent costs	(83,330)	(71,635)

Net cash provided by investing activities	1,691,328	776,548

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,753,420	—
Net borrowings (payments) under line of credit	(825,000)	1,900,000
Decrease in restricted cash	825,000	—
Payments of notes payable and other long-term liabilities	(146,619)	(88,026)
Net proceeds from the exercise of options and warrants	—	48,992

Net cash provided by financing activities	1,606,801	1,860,966

Net decrease in cash and cash equivalents	(2,037,565)	(62,911)
Cash and cash equivalents, beginning of period	4,115,129	9,856,768

Cash and cash equivalents, end of period	$2,077,564	$9,793,857

Cash paid for interest	$92,548	$26,828

Non-cash Item:
Change in unrealized gains in marketable securities	$—	$(46,878)

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Financial Condition

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. Given the required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips, JMAR has determined it is in the best interests of the Company and its shareholders to focus its principal efforts on its other business areas. The standard semiconductor products business of JSI has been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three and six months ended June 30, 2001 have been restated to reflect the discontinuation of this business.

     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2002 and 2001 have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

     The Company has determined that it may require additional financing for working capital needs later in 2002 and that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. The Company believes that it has available to it several potential sources of capital, including private offerings to individual investors and additional debt or equity sales in the public market, as well as additional contract funding from both current and new customers for its research and development programs. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

(2) Recent Accounting Pronouncements

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9(c) of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this Statement shall be effective for financial statements issued on or after May 15, 2002. SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

     Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

(3) Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. Included in work-in-progress at June 30, 2002 is approximately $1.5 million of unfunded contract costs. At June 30, 2002 and December 31, 2001, inventories consisted of the following:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	June 30, 2002	December 31, 2001

	(Unaudited)
Raw materials, components and sub-assemblies	$4,172,331	$4,449,071
Work-in-process	2,722,729	1,422,452
Finished goods	352,507	760,766

	7,247,567	6,632,289
Less — Reserve for excess and obsolete inventory	(1,967,063)	(2,115,143)

	$5,280,504	$4,517,146

(4) Property and Equipment

     At June 30, 2002 and December 31, 2001, property and equipment consisted of the following:

	June 30, 2002	December 31, 2001

	(Unaudited)
Equipment and machinery	$4,349,221	$4,330,415
Furniture and fixtures	646,935	560,594
Leasehold improvements	371,020	387,901

	5,367,176	5,278,910
Less-accumulated depreciation	(3,748,743)	(3,508,282)

	$1,618,433	$1,770,628

(5) Segment Information

     In the Company’s Form 10-K for the year ended December 31, 2001, three segments were reported. These three segments were the Front-end Semiconductor Equipment and Services Segment, the Precision Equipment Segment and the Semiconductor Products and Processes Segment. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business. Accordingly, this business component has been accounted for in the accompanying consolidated financial statements as discontinued operations, and the other business component of JSI (semiconductor process technology services), which represented all of the revenues in 2001, 2000 and 1999 of the Semiconductor Products and Processes Segment, is now included in the Front-end Semiconductor Equipment and Services Segment. The segment information for the three and six months ended June 30, 2001 has been restated to conform with the new presentation.

     The Company’s two Segments offer varying products and services that are affected by different economic conditions. The Front-end Semiconductor Equipment and Services Segment business primarily consists of United States government contracts while the Precision Equipment Segment sells to commercial customers. Further, the Segments reflect the manner in which the Company views the operating units.

     Front-end Semiconductor Equipment and Services: This segment includes the operations of JMAR Research, Inc. (“JRI”), JMAR/SAL NanoLithography, Inc. (JSAL) and the semiconductor process technology business of JSI. During the quarter ended June 30, 2002, the Company announced it had renamed its proprietary X-ray lithography technology as Collimated Plasma Lithography (CPL). It did so to avoid any further confusion within the semiconductor industry between the Company’s lithography technology and the synchrotron-based x-ray source lithography which the semiconductor industry has rejected as impractical for commercial products. In our JRI and JSAL businesses, we conceive and create leading-edge microelectronics manufacturing systems based on our patented collimated laser plasma source (CPS) technology and other advanced light sources for higher-performance semiconductor manufacturing and inspection. With the Company’s acquisition of JSAL, it believes it is now the leading supplier of X-ray lithography steppers for the synchrotron market as well as the leading developer of CPL systems for the semiconductor industry. This segment also includes the Semiconductor Process Technology Services business of JMAR Semiconductor, Inc. (“JSI”).

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

     Segment information for the three and six months ended June 30, 2002 and 2001 was as follows:

	Front-end
	Semiconductor
	Equipment and	Precision
	Services	Equipment	Corporate	Total

Six Months Ended June 30, 2002:
Revenues	$8,194,277	$2,475,925	$—	$10,670,202
Operating income (loss)	233,096	(1,582,987)	—	(1,349,891)
Total assets	11,071,909	6,063,650	6,491,138	23,626,697
Three Months Ended June 30, 2002:
Revenues	4,585,622	1,548,064	—	6,133,686
Operating income (loss)	121,891	(599,864)	—	(477,973)
Six Months Ended June 30, 2001:
Revenues	4,269,513	3,595,029	—	7,864,542
Operating income (loss)	5,073	(1,891,893)	—	(1,886,820)
Total assets	6,408,604	9,701,479	16,667,072	32,777,155
Three Months Ended June 30, 2001:
Revenues	1,999,979	1,318,400	—	3,318,379
Operating loss	(266,508)	(1,035,756)	—	(1,302,264)

Corporate assets are principally cash, other assets, goodwill and assets of discontinued operations.

(6) Comprehensive Loss

     The unrealized gain (loss) for the three and six months ended June 30, 2001 represents the difference in market value of the Company’s investment in Bede plc (“Bede”) between March 31, 2001 and June 30, 2001, and December 31, 2000 and June 30, 2001, respectively.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In January 2002, the Company sold its remaining 545,500 shares of its investment in Bede for net proceeds of approximately $1.4 million. The net proceeds and gain from that transaction are included in this Consolidated Statement of Operations for the six months ended June 30, 2002. Accordingly, for the three and six months ended June 30, 2002, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for those periods. For the six months ended June 30, 2002, the Company had an additional unrealized loss on marketable securities of $75,143 for the period from January 1, 2002 to the sale date of the securities, however, that loss was realized as a result of the sale of the securities.

(7) Acquisition of Semiconductor Advanced Lithography, Inc.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). SAL (subsequently renamed JMAR/SAL NanoLithography, Inc. or “JSAL”) is a provider of XRL stepper systems and the leading developer of CPL systems. Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s Common Stock valued at $1.7 million, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302, which exceeded the market value of the Company’s common stock at the date of the Merger. The Notes, bearing interest at 8%, are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. Interest on the Notes is payable quarterly with the principal due, if not converted, on February 7, 2004. All stock options and warrants issued by SAL which were outstanding immediately prior to the Acquisition were either exercised pursuant to their terms or were terminated. There were no settlements of options or warrants and there was no increase to JMAR’s purchase price as a result of the issuance of additional SAL shares upon exercise of the outstanding options and warrants.

     Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a stepper throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to pay the $500,000 in Convertible Notes. The failure to meet this earnout condition has no impact on the schedule to conduct lithography demonstrations planned for third and fourth quarters of 2002. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. Under the Merger Agreement, this milestone must be met by the later of September 30, 2002, or 90 days after the CPL light source is delivered by JRI to JSAL. JRI is completing its final assembly of the CPL light source, followed by acceptance testing, with the expectation of shipping the CPL light source to JSAL in mid-September, 2002. The Company also expects to begin lithography demonstrations with the completed system by late September or early October 2002. However, under the terms of the Merger Agreement, the SAL shareholders have until 90 days after receipt by JSAL of the CPL source to satisfy this earnout condition. The final earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in Convertible Notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is the later of December 31, 2002, or 180 days after the CPL source is delivered to JSAl. The earnout consideration will increase goodwill when and if it is paid. The Company has accounted for the Acquisition as a purchase and, accordingly, results of operations of JSAL have been included as of August 7, 2001. The allocation of the purchase price of $4,246,284 is as follows:

Goodwill	$3,739,777
Identifiable intangibles	785,000
Fair value of tangible assets acquired	671,593
Liabilities assumed	(950,086)

$4,246,284

     The following unaudited proforma information gives effect to the acquisition of SAL as if the acquisition occurred on January 1, 2001. In connection with the Acquisition, SAL entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $8,000,000 through a combination of debt forgiveness and by payment of the $1.2 million cash purchase price by the Company. Such debt reductions are not reflected in the statement of operations of the Company. The proforma loss from continuing operations excludes any impact, other than interest expense, from the debt settlements of SAL directly attributable to the Acquisition. The Company has recorded the transaction in accordance with SFAS No. 141 during the third quarter of 2001. Pursuant to SFAS No. 141, goodwill resulting from the SAL acquisition will not be amortized. The identifiable intangibles acquired in the Acquisition will be amortized over three years using the straight-line method. Identifiable assets include patents and technological know-how. Patents were valued based on a discounted cash flow model and technological know-how was valued based on replacement cost of underlying documentation. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of SAL occurred on January 1, 2001 or which may be expected to occur in the future.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

For the Six Months ended
June 30, 2001

Total revenues	$8,309,000

Loss from continuing operations	$(1,429,000)

Loss per share	$(.06)

(8) Discontinued Operations

     During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. These products would have required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips.

     The loss from operations of discontinued operations of $1,185,861 for the six months ended June 30, 2002 includes $400,000 related to the writedown of inventory shipped to JSI in the first quarter or held by vendors but not yet shipped to JSI and $205,000 in operating losses expected to be incurred through the sale of this product line. In June 2002, the Company terminated an agreement with Agile Equity to locate buyers for these JSI chip assets. Although the Company continues to attempt to sell the business, it has not yet identified a buyer.

     As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur expenses that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of June 30, 2002 is $1,680,985 of liabilities related to the discontinued operations. These liabilities include amounts owed to JSI’s distributor and vendors, and the amount accrued related to JSI’s leased facility.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001, the Company accrued $547,000, its estimated loss under the September 2000 lease. As of June 30, 2002, the remaining accrual is approximately $350,000. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and, if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

(9) Equity Transactions

     In March 2002, under its “Universal Blank Shelf” Registration Statement, the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. In connection with this transaction, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent a fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share. Out of the gross proceeds of $2 million, the warrants to purchase 170,000 shares of the Company’s Common Stock have been valued based on the Black-Scholes method at approximately $305,000 in the accompanying consolidated financial statements as paid-in-capital with a corresponding reduction in the amount assigned to common stock.

(10) Income Taxes

     As of June 30, 2002, the Company had deferred tax assets (primarily net operating loss carryforwards) of approximately $16.6 million. Because of the Company’s continued history of operating losses, in the second quarter of 2002 the Company increased its valuation allowance against these deferred tax assets to reserve all of the deferred tax assets except that amount of the net operating losses which can be carried back to prior years. Accordingly, included in the Statement of Operations for the three and six months ended June 30, 2002, is a deferred income tax expense of $484,423.

(11) Earnings (Loss) Per Share

     For the three and six months ended June 30, 2002 and 2001, the denominator in the diluted earnings (loss) per share computation was the same as the denominator for basic earnings (loss) per share due to antidilutive effects on the Company’s net loss of warrants, stock options and shares underlying convertible debt. As of June 30, 2002 and 2001, the Company had outstanding warrants, stock options and shares underlying convertible debt of 1,469,126 and 3,861,166, respectively, all of which are antidilutive.

(12) Intangible Assets

     The Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (“FASB 142”) effective January 1, 2002. In accordance with FASB 142, the Company does not amortize goodwill. The majority of the Company’s goodwill is related to JSAL, acquired in August, 2001. The Company has done a preliminary comparison of the fair value of JSAL with the carrying amount of assets associated with JSAL and based on this preliminary review has determined that none of the goodwill recorded as of June 30, 2002 was impaired. The Company expects to formerly document this review by September 30, 2002 and does not believe that the completion of this review will result in an impairment of assets. As of June 30, 2002, the Company had the following amounts related to other intangible assets:

			Net
			Intangible
	Gross Carrying Amount	Accumulated Amortization	Assets

Patents	$987,085	$238,313	$748,772
Technology Package	450,000	119,930	330,070
Capitalized Software Development	1,207,753	958,813	248,940

			$1,327,782

     Aggregate amortization expense of the intangible assets with determinable lives was $126,396 for the three months ended June 30, 2002. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended December 31,	Estimated Amortization Expense

2002	$493,686
2003	260,696
2004	128,402
2005	95,000
2006	130,000
2007	165,000
Beyond	54,998

$1,327,782

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

     Through December 31, 2001, the Company operated in three segments as follows: Front-end Semiconductor Equipment and Services, Precision Equipment, and Semiconductor Products and Processes. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its collimated plasma lithography (“CPL”) products. The standard semiconductor products portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. These products would have required substantial additional capital to become established in the market, as well as to develop newer, higher value chips. The Company has concluded that it will not continue to invest its resources in this business. As a result of this decision, as of January 1, 2002, the Company operates in two segments, the Front-end Semiconductor Equipment and Services segment and the Precision Equipment segment. The standard semiconductor products business component has been reflected in these financial statements as a discontinued operation and the other business component of JSI’s business (semiconductor process technology services) has been included in the Front-end Semiconductor Equipment and Services Segment.

   Results of Consolidated Operations

     The net loss for the three months ended June 30, 2002 and 2001 was $(1,002,165) and $(477,546), respectively. Loss from continuing operations before income taxes for those same periods was $(517,742) and $(72,824), respectively, while loss from operations for those same periods was $(477,973) and $(1,302,264), respectively. Total revenues for the three months ended June 30, 2002 and 2001 were $6,133,686 and $3,318,379, respectively. Contract revenues for the three months ended June 30, 2002 and 2001 were $4,503,035 and $1,923,013, respectively. Included in the net loss and loss from continuing operations before income taxes for the three months ended June 30, 2001 is a gain on the sale of marketable securities of $1,189,273.

     The net loss for the six months ended June 30, 2002 and 2001 was $(1,749,786) and $(1,471,987), respectively. Loss from continuing operations before income taxes for those same periods was $(79,502) and $(565,669), respectively, while the loss from operations for those same periods was $(1,349,891) and $(1,886,820), respectively. Total revenues for the six months ended June 30, 2002 and 2001 were $10,670,202 and $7,864,542, respectively. Contract revenues for the six months ended June 30, 2002 and 2001 were $7,795,328 and $4,134,862, respectively. The balance of the revenues primarily consist of sales of the Company's precision equipment. Included in the net loss and loss from continuing operations before income taxes for the six months ended June 30, 2002 and 2001 is a gain on the sale of marketable securities of $1,349,721 and $1,189,273, respectively.

     Included in the net loss for the three and six months ended June 30, 2002 is a deferred income tax expense of $484,423 resulting from an increase in the valuation allowance against the Company’s deferred tax assets.

     The increase in revenues for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 was primarily attributable to a significant increase in CPL revenue for the three and six months of 2002 of $454,088 and $1,429,795, respectively, along with other contract revenues from JMAR/SAL NanoLithography, Inc. (JSAL), of $2,140,521 and $2,624,350 for the three and six months ended June 30, 2002, respectively. JSAL was acquired in August 2001. In 2002, JSAL received an approximately $10 million contract from Naval Air Warfare Center AD (the “Navair Contract”) which accounted for approximately $1.6 million in revenues for the three and six months ended June 30, 2002.

     For the six months ended June 30, 2002 compared to the six months ended June 30, 2001, the increase in contract revenues was offset in part by a decrease for the six months in revenues of $1,119,104 of the Company’s precision instrument products due to the lower sales in the first quarter. However, revenues of the Company’s precision instrument products for the three months ended June 30, 2002 were 67 percent higher than the revenues for the three months ended March 31, 2002. The Company’s ability to forecast orders for its precision instrument products continues to be limited due to continuing marketplace uncertainties, which often impedes our customers’ abilities to accurately forecast their needs. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results in 2002.

      As of June 30, 2002, the Company had incurred approximately $1.5 million in unfunded costs related to its lithography work for the Defense Advanced Research Projects Agency (“DARPA”). As of June 30, 2002, these costs are included in inventory in the accompanying balance sheet. The Company had expected to receive additional contract funding of approximately $8 million in the second quarter for this work. The

Company now expects to receive this additional contract funding in September and will reflect the revenue associated with these costs in the third quarter.

     Total gross margins for the six months ended June 30, 2002 and 2001 were 23.6% and 29.5%, respectively. Gross margins for product sales for the six months ended June 30, 2002 and 2001 were 24.1% and 27.5%, respectively, and gross margins for contract sales for those two periods were  23.4% and 31.3%, respectively. Total gross margins for the three months ended June 30, 2002 and 2001 were 23.2% and 31.0%, respectively. Gross margins for product sales for the three months ended June 30, 2002 and 2001 were 26.1% and 29.5%, respectively, and gross margins for contract sales for those two periods were 22.1% and 32.1%, respectively. The decrease in the gross margin for contract sales is primarily due to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of some of the costs incurred due to limited funding on the contract. The decrease in the gross margin for product sales in 2002 was due primarily to underutilized manufacturing capacity and competitive pressures on product pricing in its precision instrument business. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future. The Company is currently integrating its CPL source and stepper and anticipates commencing wafer exposures using this integrated system by the end of the third quarter or early in the fourth quarter of 2002. Additional efforts are ongoing to increase the CPL power output of our CPL sources to meet commercially viable requirements for the gallium arsenide (GaAs) chip manufacturing industry with the goal of receiving an order for a commercial system in early 2003. The Company expects that as its patented CPL products enter the marketplace and gain acceptance, they will substantially improve gross profit margins.

     Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2002 and 2001 were $3,047,323 and $3,064,454, respectively. SG&A expenses for the three months ended June 30, 2002 and 2001 were $1,503,237 and $1,633,505, respectively. The decrease in SG&A expenses for the second quarter of 2002 is primarily due to a reduction in SG&A costs in the Precision Equipment segment primarily related to a reduction of employees in that segment and other cost cutting efforts offset in part by SG&A costs related to JSAL, which the Company acquired in August 2001.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $3,086,038 and $825,590 for the three months ended June 30, 2002 and 2001, respectively, and $5,231,002 and $1,871,357 for the six month periods ended June 30, 2002 and 2001, respectively. The increase in Customer-Funded RD&E expenditures for the six months ended June 30, 2002 is related to an increase of approximately $1,227,886 in the collimated plasma lithography program contract funding provided by DARPA, most of which is directed toward development of JMAR’s CPL source technology for the commercial semiconductor market and contract costs of $2,137,367 incurred by JSAL (approximately $1.5 million of which is related to the Navair Contract) which was acquired in August 2001. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $397,662 and $698,869 for the three months ended June 30, 2002 and 2001, respectively, and $816,679 and $1,142,297 for the six months ended June 30, 2002 and 2001, respectively. Hence, total RD&E expenditures for the three month periods were $3,483,700 and $1,524,459 for 2002 and 2001, respectively, and $6,047,681 and $3,013,654 for the six month periods in 2002 and 2001, respectively. RD&E expenditures as a percentage of sales were 56.8% and 45.9% for the three months ended June 30, 2002 and 2001, respectively, and 56.7% and 38.3% for the six months ended June 30, 2002 and 2001, respectively. These expenditures are primarily related to the continued development of point sources for collimated plasma lithography for the semiconductor industry and other metrology applications, development of a high efficiency EUV generation system for advanced semiconductor lithography and the engineering development of higher performance test, measurement and inspection systems for the semiconductor, optical network and biomedical industries. The Company expects to incur higher Company-Funded RD&E costs in the near future as its lithography systems get closer to commercialization.

     During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its collimated plasma lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. These products would have required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips.

     The loss from operations of discontinued operations of $1,185,861 for the six months ended June 30, 2002 includes $400,000 related to the writedown of inventory shipped to JSI in the first quarter or held by vendors but not yet shipped to JSI and $205,000 in costs expected to be incurred through the sale of this product line. In June 2002, the Company terminated an agreement with Agile Equity to locate buyers for these JSI chip assets. Although the Company continues to attempt to sell the business, it has not yet identified a buyer.

     As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur expenses that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of June 30, 2002 is $1,680,985 of liabilities related to the discontinued operations.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and, if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     Interest and other expense is higher for 2002 versus 2001 due to interest on the $1.2 million notes issued to the former shareholders of SAL and higher average borrowings in 2002 of the Company’s working capital line (the “Line”) with Comerica Bank.

     The gain on sale of marketable securities of $1,349,721 for 2002 is related to the sale of the Company’s remaining 545,500 shares of its investment in Bede plc (“Bede”) in January 2002. The gain on sale of marketable securities of $1,189,273 for 2001 is related to the sale of 500,000 shares of its investment in Bede in April 2001.

     Interest and other income is lower for 2002 versus 2001 due to lower average cash balances and lower interest rates.

     In May 2002, Dr. Martinez informed the Board of Directors of his desire to retire. Dr. Martinez remains as a director on the Board of Directors and is presently Chairman of the Board. The Board of Directors and Dr. Martinez engaged in discussions regarding Dr. Martinez’s future role with the Company and the terms of his compensation for providing such future services. In order to set a definite date for the transition to a new CEO, the Board of Directors exercised the Company’s rights under his Employment Agreement to discontinue Dr. Martinez’s status as Chief Executive Officer effective August 16, 2002. The Company has engaged an executive search firm and the Board of Directors has been in the process of evaluating prospective candidates for the CEO position. As discussed in the Company’s Form 10-K filed with the SEC on April 1, 2002, under the terms of the Amended and Restated Employment Agreement, dated May 1, 1996, as amended September 7, 2001, between the Company and Dr. Martinez (“Employment Agreement”), as a result of the Board’s action Dr. Martinez will continue as an employee of the Company for a term of three years and will be compensated for such employment at the highest total compensation rate (including bonuses and other incentive payments, directors fees and similar compensation) paid to him during any prior consecutive 12 month period of his employment with the Company. This will result in payment to Dr. Martinez of approximately $375,000 per annum for three years. The Employment Agreement also requires the Company to continue in force and maintain all insurance policies in which Dr. Martinez participates for such three year term. Dr. Martinez has proposed to the Company a restructuring of this agreement which he believes would be in the best interests of JMAR and its shareholders. Under his proposal the payout of his compensation would be stretched out over six years to reduce the negative impact on JMAR’s cash flow during the next three years. The Company and Dr. Martinez are negotiating the terms of such a restructuring, but there can be no assurance such an agreement will be reached. The Company will record a charge in the third quarter of 2002 for the compensation payable to Dr. Martinez resulting from this event.

Results of Segment Operations

   Front-end Semiconductor Equipment and Services Segment

     This segment includes the operations of JMAR Research, Inc. (“JRI”), JMAR/SAL NanoLithography, Inc. (“JSAL”) and the semiconductor process technology business of JMAR Semiconductor, Inc. (“JSI”). Revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 for the Front-end Semiconductor Equipment and Services Segment increased $2,585,643 from $1,999,979 to $4,585,622. Revenue for the six month period in 2002 as compared to 2001 for this Segment increased $3,924,764 from $4,269,513 to $8,194,277. This increase is primarily attributable to a significant increase in CPL contract revenue (Customer-Funded RD&E) for the three and six months of 2002 of $454,088 and $1,429,795, respectively, along with $2,140,521 and $2,624,350 for the three and six months ended June 30, 2002, respectively, of other contract revenues from JSAL, acquired in August 2001. Operating income (loss) of the Front-end Semiconductor Equipment and Services Segment for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 increased $388,399 from net loss of $(266,508) to income of $121,891. Operating income for the six month period in 2002 as compared to 2001 for this Segment increased $228,023 from $5,073 to $233,096.

   Precision Equipment Segment

     This segment consists of the operations of JMAR Precision Systems, Inc. (“JPSI”). Revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 for the Precision Equipment Segment increased $229,664, from $1,318,400 to $1,548,064. Revenues for the six month period in 2002 as compared to 2001 for this Segment decreased $1,119,104 from $3,595,029 to $2,475,925. This decrease in revenue for the six months was related to the continuing severe economic downturn primarily in the semiconductor industry which has caused our target companies to curtail capital equipment purchases. The Company sees this slowness in customer demand for its precision instrument products continuing into the third quarter. However, revenues for the three months ended June 30, 2002 were 67 percent higher than the revenues for the three months ended March 31, 2002 of $927,861. The operating loss of the Precision Equipment Segment for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 decreased $435,892 from a loss of $(1,035,756) to a loss of $(599,864). Operating loss for the six month period in 2002 as compared to 2001 for this Segment decreased $308,906 from a loss of $(1,891,893) to a loss of $(1,582,987). Despite the significantly lower revenues for the six months in 2002 as compared to 2001, the operating loss decreased due to the reduction of employees and other cost cutting efforts.

   Consolidated Liquidity and Financial Condition

     Unrestricted cash and cash equivalents at June 30, 2002 and December 31, 2001 were $2,077,564 and $4,115,129, respectively. The decrease in unrestricted cash and cash equivalents during the six months ended June 30, 2002 was $2,037,565. That decrease resulted primarily from cash used in continuing operations of $4,024,411 primarily related to operating losses (exclusive of the gain on the sale of the Bede stock) and increases in accounts receivable and inventories, cash used in discontinued operations of $1,311,283 and payments under the Company's working capital bank line of $825,000, offset in part by net proceeds from the issuance of common stock of $1,753,420, proceeds from the sale of marketable securities of $1,399,746 and a decrease in restricted cash of $825,000.

     During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business has been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. These products would have required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips. As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur expenses that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of June 30, 2002 is $1,680,985 of liabilities related to the discontinued operations. In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     JMAR’s operations will continue to require the use of working capital. Working capital as of June 30, 2002 and December 31, 2001 was $7,153,424 and $7,843,465, respectively. The decrease in working capital is primarily due to the Company’s losses and paydown of the Company’s working capital bank line, offset in part by net proceeds from the issuance of common stock. The working capital of the Company had generally been funded through its working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate and through third-party contracts. Due to the Company’s continued losses, in November 2001, the Bank reduced the amount of the Line to $3 million and requires a $3 million compensating balance. Pursuant to this new line of credit, there are no financial covenants or ratios. The Line expires March 31, 2003. The Company is pursuing alternative banking arrangements, however, there can be no assurance that the Company will be able to enter into acceptable alternative banking arrangements.

     The Company has determined that it may require additional financing for working capital needs later in 2002 and that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. The Company believes that it has available to it several potential sources of capital, including private offerings to individual investors and additional debt or equity sales in the public market, as well as additional contract funding from both current and new customers for its research and development programs. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     In October, 2001, the Company’s “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities was declared effective by the Securities and Exchange Commission. The securities that may be sold under this registration statement may be common stock, preferred stock, debt or warrants. The Company may sell registered securities in the public market from time-to-time at its discretion when market conditions are favorable and at prices that will be negotiated at those times. In March 2002, pursuant to this Registration Statement, the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. In connection with this sale of stock, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. The Notes bear interest at 8% and is payable quarterly, with the principal due, if not converted, on February 7, 2004. The shares issued by the Company were unregistered; however, pursuant to an agreement with the SAL shareholders, the Company filed a registration statement with the Securities and Exchange Commission which became effective in June 2002. Holders of more than 5,000 shares of JMAR stock have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering.

     Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a stepper throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to pay the $500,000 in Convertible Notes. The failure to meet this earnout condition has no impact on the schedule to conduct lithography demonstrations planned for third and fourth quarters of 2002. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. Under the Merger Agreement, this milestone must be met by the later of September 30, 2002, or 90 days after the CPL light source is delivered by JRI to JSAL. JRI is completing its final assembly of the CPL light source, followed by acceptance testing, with the expectation of shipping the CPL light source to JSAL in mid-September, 2002. The Company also expects to begin lithography demonstrations with the completed system by late September or early October, 2002. However, under the terms of the Merger Agreement, the SAL shareholders have until 90 days after receipt by JSL of the CPL source to satisfy this earnout condition. The final earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in Convertible Notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is the later of December 31, 2002, or 180 days after the CPL source is delivered to JSAL.

     In 2001, the Company was awarded an additional $9 million of contract funding for its X-ray lithography program (which it has renamed Collimated Plasma Lithography, or “CPL”) from the U.S. Army Research Laboratory sponsored by the Defense Advanced Research Projects

Agency (“DARPA”). In addition, in February 2002, JMAR announced the receipt of a Letter of Intent from the Department of the Army to execute a formal contract funded by DARPA valued at up to $34.5 million. Subsequently, the Company received a formal contract in the amount of approximately $5.3 million, pursuant to the Letter of Intent. The contract directs JMAR to proceed immediately to deliver “with all diligence” JMAR’s patented first-of-a-kind, one-nanometer point source CPL/XRL system to produce high-performance semiconductor integrated circuits needed to support a wide range of critical military missions. As with all multi-year government contracts, the amount and timing of the funding of this contract are dependent upon the annual appropriation of funds by Congress. As of June 30, 2002, the Company had incurred approximately $1.5 million in costs related to its lithography contract work for DARPA and an additional approximately $700,000 in July 2002. The Company had expected to receive additional contract funding of approximately $8 million in the second quarter for this work. The Company expects to receive this additional contract funding in September and will reflect the revenues associated with these costs in the third quarter. Further delays in the receipt of this expected funding may impact the Company’s liquidity.

     The Company is negotiating discounts and exploring other alternatives to reduce the liabilities related to JSI’s discontinued standard semiconductor products business. If the Company is unsuccessful in obtaining a significant reduction in these liabilities, it will adversely affect the Company's liquidity.

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

     JMAR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of JMAR’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts on a continuous basis to identify potential doubtful accounts, and together with customer follow-up estimates the amount of potential losses.

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

     The Company’s policy for the treatment of software development costs are based on Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” In accordance with SFAS No. 86, costs incurred internally in creating a computer software product are charged to expense when incurred until technological feasibility has been established, at which time such costs are capitalized. Technological feasibility is established upon completion of a detail program design. Thereafter, the Company reports the costs at the lower of amortized cost or net realizable value. Amortization is calculated based on the greater of the amount capitalized as a percentage of estimated revenues over the total estimated revenues for the software as a whole, or on a straight line basis, based on the estimated useful life of the products. Software development costs currently being amortized are being amortized using the straight line basis over three years. Capitalization of software development costs cease when the product is available for general release to customers. General release is typically when the product is first shipped to a distributor and available for sale.

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company had established reporting units and will apply a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. The Company will compare the fair value of the business unit with the carrying amount of the assets associated with the business unit. The fair value of each business unit will be determined using a risk adjusted discount rate to compute a net present value of future cash flows.

     JMAR records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized in the foreseeable future, based on estimates of foreseeable future taxable income and taking into consideration historical operating information. In the event management determines that it will not be able to realize all or part of its net deferred tax assets in the foreseeable future, an adjustment to the deferred tax assets is charged to income in the period such determination is made. Likewise, should management determine that it will be able to realize its deferred tax assets in the future in excess of its net recorded asset, an adjustment to the deferred tax asset would increase income in the period such determination is made.

     Estimated amounts for litigation reserves that are probable and can be reasonably estimated are recorded as liabilities. Estimates are based upon the facts and circumstances of each case and, in part, on advice from legal counsel regarding probable outcomes, if determinable. Management reviews its estimates on a quarterly basis.

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

     The majority of the Company’s product sales are standard products modified as necessary to be integrated with the customer’s manufacturing line while still meeting all of our published vendor specifications regarding performance. The systems are assembled and tested by the Company prior to shipment based on either customer specifications and acceptance criteria and/or in-house specifications and acceptance criteria. Usually, the customer’s environment is no different than that at the Company’s facility. Large, custom systems are usually inspected, tested and accepted by the customer in the Company’s facility. JMAR Precision Systems is ISO 9001 certified, which requires JPSI to have implemented detailed acceptance procedures prior to product shipment, and is in compliance with those procedures. Product revenue is generally recorded at time of shipment when title is transferred (assuming all applicable revenue recognition criteria are met) in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”

     Sales to distributors are recorded as revenue if all revenue recognition criteria are met, including those of SFAS No. 48, “Revenue Recognition When Right of Return Exists,” if applicable. Generally, revenue is recorded upon shipment to distributors if 1) there is no right of return, or returns can be estimated; and 2) product shipped is a standard product for which the Company has a history of selling. In contrast to distributors, sales representatives are merely elements of the Company’s sales force. Orders are obtained by or through sales representatives, but the product is never sold to a sales representative; rather the product is sold to and shipped directly to customers and recorded as revenue at that time.

     The Company records a warranty reserve based on 1% of product sales. Warranty costs are offset against the reserve. Each quarter the reserve is analyzed to ensure that it is adequate based on actual and estimated future warranty activity.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include the lack of funds to continue development and commercialization of our CPL products in accordance with our proposed schedule of product introductions, due to delays in funding of government contracts and delays in securing, or inability to secure, other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise. Other risks include concentration of sales to certain markets and customers, such as the semiconductor industry, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt CPL as the lithography alternative, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2001, in the Company’s Form S-3/A filed on May 31, 2002 and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.

PART II — OTHER INFORMATION

Item 2.     Changes in Securities

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 1,405 and 1,270 shares of Common Stock to its outside directors as compensation for services as directors in April and June, 2002, respectively. These transactions were exempt under Section 4(2) of the Securities Act of 1933 (the “Act”).

(c)(ii) As a part of a 2002 incentive plan, in June, 2002 the Company granted 10,000 non-qualified options to a member of the Corporate office staff and allocated another 4,000 non-qualified options for future grant to members of the Corporate office administrative staff. These transactions were exempt under Section 4(2) of the Act.

Item 6.     Reports on Form 8-K

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on June 21, 2002 related to the dismissal of Arthur Andersen LLP as its certifying accountant. The Company filed a Report on Form 8-K on July 22, 2002 related to the announcement of the impending retirement of John S. Martinez, the Company’s Chief Executive Officer. The Company filed a Report on Form 8-K on August 13, 2002 related to the appointment of Grant Thornton LLP as its certifying accountant.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

August 14, 2002	By:	/s/ John S. Martinez

John S. Martinez, Chief Executive Officer and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer