Form 10-Q
period 2002-09-30
JMAR TECHNOLOGIES INC
filed 2002-11-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002
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

Yes [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 8, 2002).

Common Stock, $.01 par value: 23,847,678 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2002 (unaudited) and December 31, 2001	2

	Consolidated Statements of Operations (unaudited) – Three months ended September 30,
	2002 and 2001 and nine months ended September 30, 2002 and 2001	3

	Consolidated Statements of Comprehensive Loss (unaudited) – Three months ended
	September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001	4

	Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30,

	2002 and 2001	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Changes in Securities	26

Item 3.	N/A

Item 4.	N/A

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	26

PART I – FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and December 31, 2001

ASSETS	September 30, 2002	December 31, 2001

	(Unaudited)
Current Assets:

Cash and cash equivalents	$3,189,616	$4,115,129

Restricted cash	2,250,000	3,000,000

Accounts receivable, net	4,771,634	5,101,742

Notes and other receivables	15,063	19,481

Inventories, net	3,870,932	4,517,146

Marketable securities available for sale	—	1,474,889

Prepaid expenses and other	503,974	514,416

Total current assets	14,601,219	18,742,803

Property and equipment, net	1,646,022	1,770,628

Intangible assets, net	1,188,125	1,479,972
Other assets	182,351	667,490

Goodwill, net	3,970,640	3,957,732

TOTAL ASSETS	$21,588,357	$26,618,625

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$2,132,309	$2,086,552

Accrued liabilities	968,075	1,395,003

Accrued payroll and related costs	1,663,970	985,315

Customer deposits	858,131	1,483,804

Line of credit	2,250,000	3,000,000

Notes payable	63,532	142,257

Net current liabilities of discontinued operations	1,764,436	1,806,407

Total current liabilities	9,700,453	10,899,338

Notes payable and other long-term liabilities, net of current portion	1,327,329	1,419,632

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued and outstanding as of September 30, 2002 and December 31, 2001	—	—

Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 23,845,422 as of September 30, 2002 and 22,840,392 shares as of December 31, 2001	238,454	228,404

Additional-paid in capital	56,605,387	54,343,211

Accumulated other comprehensive income	—	1,424,864

Accumulated deficit	(46,283,266)	(41,696,824)

Total stockholders’ equity	10,560,575	14,299,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,588,357	$26,618,625

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2002 and 2001 and
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Sales	$7,325,395	$5,447,090	$17,995,597	$13,311,632

Costs of sales	6,024,000	4,619,003	14,180,091	10,175,999

Gross profit	1,301,395	828,087	3,815,506	3,135,633

Operating expenses:

Selling, general and administrative	2,225,947	1,657,932	5,273,270	4,662,001

Research, development and engineering	430,705	603,861	1,247,384	1,746,158

Asset writedowns and special items	1,074,324	636,000	1,074,324	684,000

Total operating expenses	3,730,976	2,897,793	7,594,978	7,092,159

Loss from operations	(2,429,581)	(2,069,706)	(3,779,472)	(3,956,526)

Realized gain on sale of marketable securities	—	—	1,349,721	1,189,273

Interest and other income	15,551	43,409	54,065	211,846

Interest and other expense	(59,626)	(38,080)	(177,472)	(74,639)

Loss from continuing operations before income taxes	(2,473,656)	(2,064,377)	(2,553,158)	(2,630,046)

Deferred income tax expense	—	—	(484,423)	—

Loss from continuing operations	(2,473,656)	(2,064,377)	(3,037,581)	(2,630,046)

Loss from operations of discontinued operations	(363,000)	(491,089)	(1,548,861)	(1,397,407)

Net loss	$(2,836,656)	$(2,555,466)	$(4,586,442)	$(4,027,453)

Basic and diluted loss per share:

Loss per share from continuing operations	$(.10)	$(.09)	$(.13)	$(.12)

Loss per share from discontinued operations	(.02)	(.02)	(.07)	(.06)

Basic and diluted net loss per share	$(.12)	$(.11)	$(.20)	$(.18)

Basic and diluted shares used in computation of net loss per share	23,844,685	22,607,571	23,360,208	22,325,149

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2002 and 2001 and
Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net loss	$(2,836,656)	$(2,555,466)	$(4,586,442)	$(4,027,453)

Other comprehensive gain (loss):

Unrealized gain (loss) on marketable securities	—	(435,278)	—	(482,156)

Comprehensive loss	$(2,836,656)	$(2,990,744)	$(4,586,442)	$(4,509,609)

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

	September 30, 2002	September 30, 2001

Cash flows from operating activities:

Loss from continuing operations	$(3,037,581)	$(2,630,046)

Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:

Depreciation and amortization	781,179	756,689

Services received in exchange for common stock	5,999	16,120

Gain on sale of marketable securities	(1,349,721)	(1,189,273)

Asset writedowns and special items	512,807	335,000

Change in assets and liabilities:

Accounts receivable, net	330,108	2,260,511

Inventories	646,214	267,185

Prepaid expenses and other	14,860	272,712

Customer deposits	(625,673)	—

Accounts payable and accrued liabilities	297,484	(559,678)

Net cash used in continuing operations	(2,424,324)	(470,780)

Loss from discontinued operations	(1,548,861)	(1,397,407)

Changes in net liabilities of discontinued operations	(41,971)	(1,477,474)

Net cash used in discontinued operations	(1,590,832)	(2,874,881)

Net cash used in operating activities	(4,015,156)	(3,345,661)

Cash flows from investing activities:

Proceeds from sale of marketable securities	1,399,746	1,207,923

Capital expenditures	(289,209)	(451,795)

Intangible assets, other assets and goodwill	396,714	(498,285)

Payments received on notes receivable	—	7,738

Payment for purchase of JSAL, net of cash acquired	—	(1,139,625)

Net cash provided by (used in) investing activities	1,507,251	(874,044)

Cash flows from financing activities:

Net proceeds from the issuance of common stock	1,753,420	—

Net borrowings (payments) under line of credit	(750,000)	1,675,000

Decrease in restricted cash	750,000	—

Payments of notes payable and other long-term liabilities	(171,028)	(125,417)

Increase in notes payable and other long-term liabilities	—	170,416

Net proceeds from the exercise of options and warrants	—	38,787

Net cash provided by financing activities	1,582,392	1,758,786

Net decrease in cash and cash equivalents	(925,513)	(2,460,919)

Cash and cash equivalents, beginning of period	4,115,129	9,856,768

Cash and cash equivalents, end of period	$3,189,616	$7,395,849

Cash paid for interest	$131,446	$33,310

Non-cash Item:

Change in unrealized gains in marketable securities	$—	$(482,156)

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Financial Condition

         The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business. This portion of JMAR Semiconductor Inc.’s (“JSI”) business had been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. Given the required substantial additional capital to get these chips established in the market, as well as to develop newer, higher value chips, JMAR has determined it is in the best interests of the Company and its shareholders to focus its principal efforts on its other business areas. The standard semiconductor products business of JSI has been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three and nine months ended September 30, 2001 have been restated to reflect the discontinuation of this business.

         The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 2001. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

         The Company has determined that it will require additional financing for working capital needs by March 31, 2003 and that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. The Company believes that it has available to it several potential sources of capital, including private offerings to individual investors and additional debt or equity sales in the public market, as well as additional contract funding from both current and new customers for its research and development programs. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(2) Recent Accounting Pronouncements

         In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this Statement generally shall be effective for financial statements issued on or after May 15, 2002. SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that the adoption of SFAS 145 will have a significant impact on its financial statements.

         Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

(3) Inventories

         Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2002 and December 31, 2001, inventories consisted of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Raw materials, components and sub-assemblies	$4,157,413	$4,449,071

Work-in-process	1,451,639	1,422,452

Finished goods	303,943	760,766

	5,912,995	6,632,289

Less – Reserve for excess and obsolete inventory	(2,042,063)	(2,115,143)

	$3,870,932	$4,517,146

(4) Property and Equipment

         At September 30, 2002 and December 31, 2001, property and equipment consisted of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Equipment and machinery	$4,511,935	$4,330,415

Furniture and fixtures	659,713	560,594

Leasehold improvements	372,220	387,901

	5,543,868	5,278,910

Less-accumulated depreciation	(3,897,846)	(3,508,282)

	$1,646,022	$1,770,628

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(5) Segment Information

         In the Company’s Form 10-K for the year ended December 31, 2001, three segments were reported. These three segments were the Front-end Semiconductor Equipment and Services Segment, the Precision Equipment Segment and the Semiconductor Products and Processes Segment. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business. Accordingly, this business component has been accounted for in the accompanying consolidated financial statements as discontinued operations, and the other business component of JMAR Semiconductor, Inc. (“JSI”) (semiconductor process technology services), which represented all of the revenues in 2002 and 2000, and most of the revenues in 2001 of the Semiconductor Products and Processes Segment, is now included in the Front-end Semiconductor Equipment and Services Segment. The segment information for the three and nine months ended September 30, 2001 has been restated to conform with the new presentation.

         The Company’s two Segments offer varying products and services that are affected by different economic conditions. The Front-end Semiconductor Equipment and Services Segment business primarily consists of United States government contracts, while the Precision Equipment Segment sells to commercial customers. Further, the Segments reflect the manner in which the Company views the operating units.

         Front-end Semiconductor Equipment and Services: This segment includes the operations of JMAR Research, Inc. (“JRI”), JMAR/SAL NanoLithography, Inc. (“JSAL”) and the semiconductor process technology services business of JSI. During 2002, the Company announced it had renamed its proprietary x-ray lithography technology as Collimated Plasma Lithography (“CPL”). It did so to avoid any further confusion within the semiconductor industry between the Company’s lithography technology and the synchrotron-based x-ray source lithography which the semiconductor industry has rejected as impractical for commercial products. In our JRI and JSAL businesses, we conceive and create leading-edge microelectronics manufacturing systems based on our patented collimated laser plasma source (CPS) technology and other advanced light sources for higher-performance semiconductor manufacturing and inspection. With the Company’s acquisition of JSAL, management believes it is now the leading supplier of X-ray lithography steppers for the synchrotron market as well as the leading developer of CPL systems for the semiconductor industry.

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

         Segment information for the three and nine months ended September 30, 2002 and 2001 was as follows:

	Front-end
	Semiconductor
	Equipment and	Precision
	Services	Equipment	Corporate	Total

Nine Months Ended

September 30, 2002:

Revenues	$14,656,910	$3,338,687	$—	$17,995,597

Asset writedowns and special items	—	—	(1,074,324)	(1,074,324)

Operating income (loss)	136,244	(2,841,392)	(1,074,324)	(3,779,472)

Total assets	12,889,553	5,295,096	3,403,708	21,588,357

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Three Months Ended September 30, 2002:

Revenues	$6,462,633	$862,762	$—	$7,325,395

Asset writedowns and special items	—	—	(1,074,324)	(1,074,324)

Operating loss	(96,851)	(1,258,406)	(1,074,324)	(2,429,581)

Nine Months Ended September 30, 2001:

Revenues	8,667,089	4,644,543	—	13,311,632

Asset writedowns and special items	(198,000)	(486,000)	—	(684,000)

Operating income (loss)	276,667	(4,005,241)	(227,952)	(3,956,526)

Total assets	12,038,872	8,121,062	14,224,438	34,384,372

Three Months Ended September 30, 2001:

Revenues	4,397,576	1,049,514	—	5,447,090

Asset writedowns and special items	(198,000)	(438,000)	—	(636,000)

Operating income (loss)	61,642	(2,113,348)	(18,000)	(2,069,706)

         Corporate assets are principally cash, other assets and assets of discontinued operations.

(6) Comprehensive Loss

         The unrealized loss for the three and nine months ended September 30, 2001 represents the difference in market value of the Company’s investment in Bede plc (“Bede”). In January 2002, the Company sold its remaining 545,500 shares of its investment in Bede for net proceeds of approximately $1.4 million. The net proceeds and gain from that transaction are included in this Consolidated Statement of Operations for the nine months ended September 30, 2002. Accordingly, for the three and nine months ended September 30, 2002, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for those periods. For the nine months ended September 30, 2002, the Company had an additional unrealized loss on marketable securities of $75,143 for the period from January 1, 2002 to the sale date of the securities, however, that loss was realized as a result of the sale of the securities.

(7)  Acquisition of Semiconductor Advanced Lithography, Inc.

         On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). SAL (subsequently renamed JMAR/SAL NanoLithography, Inc. or “JSAL”) is a provider of XRL stepper systems and the leading developer of CPL systems. Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s Common Stock valued at $1.7 million, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302, which exceeded the market value of the Company’s common stock at the date of the Merger. The Notes, bearing interest at 8%, are convertible by the holders at any time and, after six months from the closing, the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

period exceeds $6.45. Interest on the Notes is payable quarterly, with the principal due, if not converted, on February 7, 2004. All stock options and warrants issued by SAL which were outstanding immediately prior to the Acquisition were either exercised pursuant to their terms or were terminated. There were no settlements of options or warrants and there was no increase to JMAR’s purchase price as a result of the issuance of additional SAL shares upon exercise of the outstanding options and warrants.

         Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in Convertible Notes. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. This milestone must be met 90 days after the CPL light source is delivered by JRI to JSAL. JRI has built, and is currently testing, its beta test model CPL source. This source has already met its fundamental performance requirement, producing an average 20 watts of 1 nm ‘light’ on a sustained basis. To facilitate the transition from JRI to JSAL, JSAL's technical staff will travel to JRI to participate in operational reliability testing, to be trained on source operation and maintenance, and to perform demonstrations of static lithography. The third earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in Convertible Notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is 180 days after the CPL source is delivered to JSAL. The earnout consideration will increase goodwill when and if it is paid. The Company has accounted for the Acquisition as a purchase and, accordingly, results of operations of JSAL have been included in the consolidated financial statements since August 7, 2001. The allocation of the purchase price of $4,272,100 (including transaction costs) is as follows:

Goodwill	$3,765,593

Identifiable intangibles	785,000

Fair value of tangible assets acquired	671,593

Liabilities assumed	(950,086)

$4,272,100

         The following unaudited proforma information gives effect to the acquisition of SAL as if the acquisition occurred on January 1, 2001. In connection with the Acquisition, SAL entered into agreements with several of its creditors which reduced the related liabilities due those creditors by approximately $8,000,000 through a combination of debt forgiveness and by payment of the $1.2 million cash purchase price by the Company. Such debt reductions are not reflected in the statement of operations of the Company. The proforma loss from continuing operations excludes any impact, other than interest expense, from the debt settlements of SAL directly attributable to the Acquisition. The Company has recorded the transaction in accordance with SFAS No. 141 during the third quarter of 2001. Pursuant to SFAS No. 141, goodwill resulting from the SAL acquisition will not be amortized. The identifiable intangibles acquired in the Acquisition are being amortized over three years using the straight-line method. Identifiable assets include patents and unpatented technology. Patents were valued based on a discounted cash flow model and unpatented technology was valued based on replacement cost of underlying documentation. These statements do not purport to be indicative of the results of operations which actually would have occurred had the acquisition of SAL occurred on January 1, 2001 or which may be expected to occur in the future.

For the Nine Months ended
September 30, 2001

(Proforma)
Total revenues	$13,774,000

Loss from continuing operations	$(4,033,000)

Loss per share	$(.18)

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8) Discontinued Operations

         During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business had been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. The Company determined that substantial additional capital would have been required for these new chips to become established in what became an over-supplied chip market, as well as to develop newer, higher value chips.

         The loss from operations of discontinued operations of $1,548,861 for the nine months ended September 30, 2002 includes $400,000 related to the writedown of inventory shipped to JSI in the first quarter or held by vendors at March 31, 2002 and subsequently shipped to JSI, $300,000 in estimated losses under a facility lease (see below) and $205,000 in operating losses expected to be incurred subsequent to the discontinuance. In June 2002, the Company terminated an agreement with Agile Equity to locate buyers for these JSI chip assets. The Company does not expect to find a buyer for this business.

         As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur expenses that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of September 30, 2002 is $1,764,436 of liabilities related to the discontinued operations. These liabilities include amounts owed to JSI’s distributor and vendors, and the amount accrued related to JSI’s leased facility. JSI has sought to negotiate reductions in JSI’s liabilities related to the discontinued operations. In September, 2002, JSI’s distributor initiated a lawsuit to recover approximately $700,000 owing under its Distributor Agreement with JSI. The distributor has also alleged that it was fraudulently induced to refrain from terminating the Distributor Agreement prior to the discontinuance of the JSI standard chip operations. The distributor is seeking treble damages, which if the fraud is proven, could be up to $2.1 million above the $700,000 amount claimed. JSI strongly disputes any claim in excess of the $700,000 contractual obligation and both the Company and JSI intend to vigorously contest these claims.

         JSI is a separately incorporated entity. The Company invested significant amounts in JSI’s equity in September 1999 and has loaned, principally on a secured basis, in excess of $9,000,000 to JSI since 1999. JSI is considering several alternatives to reduce the liabilities related to JSI’s discontinued operations, including legal alternatives to limit the ability of these JSI creditors to pursue their claims against JSI.

         In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001, the Company accrued $547,000, its estimated loss under the September 2000 lease. In the quarter ended September 30, 2002, the Company accrued an additional $300,000 in estimated losses under this lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and, if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

         At September 30, 2002 and December 31, 2001, net current liabilities of discontinued operations consisted of the following:

	September 30, 2002	December 30, 2001

Payable to distributor	$692,314	$692,314

Facility lease accrual	548,412	547,137

Accounts payable	523,710	566,956

	$1,764,436	$1,806,407

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

(10) Income Taxes

         As of September 30, 2002, the Company had deferred tax assets (primarily net operating loss carry forwards) of approximately $17 million. In the second quarter of 2002, because of the Company’s continued history of operating losses, the Company increased its valuation allowance against these deferred tax assets to reserve all of the deferred tax assets except that amount of the net operating losses which can be carried back to prior years. Accordingly, included in the Statement of Operations for the nine months ended September 30, 2002, is a deferred income tax expense of $484,423.

(11) Earnings (Loss) Per Share

         For the three and nine months ended September 30, 2002 and 2001, the denominator in the diluted earnings (loss) per share computation was the same as the denominator for basic earnings (loss) per share due to antidilutive effects on the Company’s net loss of warrants, stock options and shares underlying convertible debt. As of September 30, 2002 and 2001, the Company had outstanding warrants, stock options and shares underlying convertible debt of 4,281,575 and 3,806,009, respectfully, all of which are antidilutive.

(12) Intangible Assets

         The Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (“FASB 142”) effective January 1, 2002. In accordance with FASB 142, the Company does not amortize goodwill. The majority of the Company’s goodwill is related to JSAL, acquired in August, 2001, with the balance related to JPSI, acquired in 1993. As of September 30, 2002, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Patents	$967,951	$271,948	$696,003

Unpatented Technology	450,000	152,639	297,361

Capitalized Software Development	1,208,384	1,013,623	194,761

			$1,188,125

Aggregate amortization expense of the intangible assets with determinable lives was $126,396, for the three months ended September 30, 2002. The unamortized balance of intangible assets is estimated to be amortized as follows:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

For the Year Ended	Estimated Amortization

December 31,	Expense

2002	$120,522

2003	427,252

2004	209,655

2005	97,980

2006	130,000

2007	165,000

Beyond	37,716

$1,188,125

         The following table summarizes the net loss and net loss per share for the three and nine months ended September 30, 2002 and 2001 adjusted to exclude goodwill amortization expense:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net loss
Reported net loss	$(2,836,656)	$(2,555,466)	$(4,586,442)	$(4,027,453)
Goodwill amortization	—	9,081	—	27,243

Adjusted net loss	$(2,836,656)	$(2,546,385)	$(4,586,442)	$(4,000,210)

Basic and diluted net loss per share:
Reported basic and diluted net loss per share	$(.12)	$(.11)	$(.20)	$(.18)
Goodwill amortization	—	—	—	—

Adjusted basic and diluted net loss per share	$(.12)	$(.11)	$(.20)	$(.18)

(13) Severance Agreement

         Pursuant to an Employment Agreement dated September, 2001 with Dr. Martinez, the Company’s former Chairman and Chief Executive Officer, if the Company delivered notice of its intention not to renew or discontinued his status of Chairman or CEO, or both, other than for cause, then Dr. Martinez’s employment was to continue for three years at the highest total compensation rate (including bonuses, director fees and similar payments) he had received in any previous 12 month period. This amount is approximately $375,000 per annum. In such event, the Company also agreed to maintain comparable medical insurance benefits for such three year period.

         In May, 2002, Dr. Martinez informed the Board of Directors of his desire to retire. The Board and Dr. Martinez engaged in discussions regarding Dr. Martinez’s future role with the Company. In order to set a definite date for the transition to a new CEO, in July, 2002, the Board of Directors exercised the Company’s rights under the Employment Agreement to discontinue Dr. Martinez’s status as CEO effective August 16, 2002. Following negotiations between Dr. Martinez and the Board, an agreement was reached to restructure this payment obligation to spread the payments over six years to reduce the impact of the original agreement on the Company’s cash flow. In consideration for this modification, the Company will provide comparable medical insurance benefits for six years, and modified 942,242 of the options and warrants held by Dr. Martinez to (1) vest all unvested options and warrants (141,269 options), (2) provide that, in those options that have an expiration date within the next six years, the early termination provision that would otherwise have resulted in the termination of the options and warrants 60 days after termination of his employment was waived, and (3) provide that all remaining options and warrants will expire on the later of August 15, 2008 or 60 days after Dr. Martinez ceases to be a director. The Company recorded a charge in the third quarter of 2002 in the amount of $1,074,324 resulting from this event. The charge includes $561,517 for the discounted post-employment payments over six years and $512,807 for the intrinsic value of Dr. Martinez’s options and warrants resulting from the modification of those options and warrants.

(14) Legal Proceedings

Anorad Lawsuit.

         In April, 2001, JMAR Precision Systems, Inc. (“JPSI”), a subsidiary of JMAR hired Shankar Rao as JPSI’s Vice President of its Precision Motion Control (“PMC”) business area. Subsequently, Mr. Rao was made Senior Vice President of JPSI. Mr. Rao was formerly an employee of Anorad Corporation (“Anorad”). Anorad competes with the PMC business area of JPSI. In October, Anorad filed a Complaint in Los Angeles Superior Court against Mr. Rao, JPSI and JMAR seeking a Temporary Restraining Order and a Preliminary Injunction against Mr. Rao, JPSI and JMAR from using or disclosing any

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Anorad trade secret information that may be in their possession. The Complaint also seeks damages in an unspecified amount for the alleged misappropriation of Anorad trade secrets, the breach by Mr. Rao of his employee confidentiality agreement with Anorad, interference with contractual relations and unfair competition. In November, 2001, a preliminary injunction was issued enjoining all defendants from using any Anorad confidential information that might be in their possession and requiring the return of the same, if any, to Anorad. The preliminary injunction also prohibited Mr. Rao or his agents from calling upon, contacting or soliciting business from any present or former customers of Anorad whose identity Mr. Rao learned while at Anorad. This restriction does not preclude Mr. Rao, JMAR or JPSI from calling upon, contacting or soliciting business or customers of Anorad who have also been customers of JMAR or JPSI before Mr. Rao joined JPSI. This matter was stayed by the Court pending arbitration of any claims between Anorad and Mr. Rao. In May, 2002, the plaintiff dismissed Rao without prejudice and the Court lifted the stay to allow discovery to re-commence. The parties are in settlement discussions. Mr. Rao, JMAR and JPSI each denies that it possesses or has used any Anorad trade secrets and are vigorously contesting these claims.

JMAR Semiconductor (“JSI”) Liabilities and the All American Lawsuit.

         Following the discontinuance of JSI’s standard chip business in the first quarter of 2002, JSI sought to negotiate debt reductions from the creditors associated with the discontinued portion of its business. JSI was a party to a Distributor Agreement with All American Semiconductor, Inc. (“All American”) under which All American had purchased approximately $700,000 of JSI chips. In accordance with generally accepted accounting principles, that transaction was reflected as deferred revenue (a liability) and not as revenue pending sale to the ultimate customer. Under the terms of the agreement, if All American properly terminated the distribution agreement, it had the right to require JSI to repurchase those chips. Soon after the announcement by JMAR that JSI had discontinued its standard chip business, All American gave notice of termination of the Distributor Agreement and returned the JSI semiconductor chips it held, allegedly creating an obligation on JSI’s part to repay approximately $700,000 to All American. The $700,000 claim of All American is included in net current liabilities of discontinued operations in JMAR’s Consolidated Balance Sheet.

         In September, 2002, a Complaint was filed by All American against JSI and JMAR in San Diego Superior Court. The Complaint alleges that JSI owes All American approximately $700,000. The Complaint also alleges that All American was induced to refrain from terminating the agreement until the JSI business had been discontinued. All American claims that such actions constituted fraud and that it is entitled to treble (triple) damages. All American has also alleged that JMAR is the “alter ego” of JSI and, therefore, should be held responsible for the obligations of JSI. While recognizing that the approximately $700,000 in indebtedness may be owed by JSI to All American under the agreement, JSI asserts that the obligations are merely of a contractual nature and strongly disputes that any of the actions taken constitute fraud. JMAR also disputes that it is the “alter ego” of JSI in light of the fact that JSI is a separately incorporated entity that has been more than adequately capitalized over its years of operations. JMAR claims that there is insufficient evidence to support the alter ego theory and believes that it will ultimately prevail on this issue. JMAR and JSI intend to vigorously contest any claims by All American that it is owed more than $700,000.

         If JSI is unsuccessful in negotiating acceptable debt reductions from All American and its other creditors, JSI may pursue various legal alternatives to limit the ability of these JSI creditors to pursue their claims against JSI.

Tyson Foods Lawsuit.

         In August, 2002, JPSI was served with a Complaint naming Adco and JPSI as defendants related to the sale by Adco to Tyson of packaging machines that contain certain JPSI components. The Complaint alleges a claim of breach of implied warranty of merchantability against JPSI and Adco. The Complaint also alleges claims against Adco (and not JPSI) of breach of warranty of fitness for a particular purpose, breach of express warranty and breach of contract for a particular purpose. The JPSI components sold to Adco represent approximately $20,000-$30,000 of the total costs of the system sold by Adco to Tyson. The Complaint seeks incidental, consequential and compensatory damages arising from the alleged malfunctioning of two packaging systems purchased by Tyson from Adco for $436,601. The Complaint also alleges that $80,000 has been incurred in repair, training and technical support costs. It is unclear from the Complaint how much of the alleged damages Tyson is seeking from JPSI, as opposed to the other co-defendant. JMAR believes that it has insurance coverage for some or most of any defense costs and awards that might arise from this suit. Notwithstanding the filing of this lawsuit, JMAR continues to work with Tyson to resolve its equipment issues.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

         Overview

         JMAR Technologies, Inc. is a developer of collimated laser plasma lithography (CPL™) sources and stepper systems for the making of advanced semiconductor chips. These systems are based on the Company’s proprietary and patented solid state laser systems and its expertise in laser plasma-generated x-rays. The development of the Company’s CPL source and stepper systems has been principally funded by the U.S. Defense Advanced Research Projects Agency (DARPA). The strategy of the Company’s CPL business is to initially sell advanced lithography systems to manufacturers of Gallium Arsenide-based semiconductors (which are used in high performance electronics required for military systems and the growing commercial market for high speed communications applications). With planned investments from strategic partners and other sources, the Company’s goal is to introduce higher throughput lithography systems to the multi-billion dollar silicon-based semiconductor manufacturing industry in a timeframe sooner than competing Next Generation Lithography technologies, such as Extreme Ultraviolet technologies.

         The Company also manufactures and sells precision measurement and positioning systems that are used in the inspection, fabrication and repair of semiconductors, data storage devices, biomedical products and other products in industries that require a high level of precision in the manufacturing processes.

         The Company also provides semiconductor process technologies and services under contracts that support the Department of Defense’s mission to ensure a supply of semiconductor products for military systems.

         Through December 31, 2001, the Company operated in three segments as follows: Front-end Semiconductor Equipment and Services, Precision Equipment, and Semiconductor Products and Processes. In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its collimated plasma lithography (“CPL”) products. The standard semiconductor products portion of JMAR Semiconductor Inc.’s (“JSI”) business had been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market beginning in 2000 and continuing into 2002, JSI had little success in selling its new standard product chips. The Company determined that substantial additional capital would have been required for these new chips to become established in what became an over-supplied chip market, as well as to develop newer, higher value chips. The Company concluded that it would not continue to invest its resources in this business. As a result of this decision, as of January 1, 2002, the Company operates in two segments, the Front-end Semiconductor Equipment and Services segment and the Precision Equipment segment. The standard semiconductor products business component has been reflected in these financial statements as a discontinued operation and the other business component of JSI’s business (semiconductor process technology services) has been included in the Front-end Semiconductor Equipment and Services segment.

         Results of Consolidated Operations

         Total revenues for the three months ended September 30, 2002 and 2001 were $7,325,395 and $5,447,090, respectively, of which contract revenues accounted for $6,164,186 and $4,242,075, respectively. The net loss for the three months ended September 30, 2002 and 2001 was $(2,836,656) and $(2,555,466), respectively. The loss from continuing operations for those same periods was $(2,473,656) and $(2,064,377), respectively.

         Total revenues for the nine months ended September 30, 2002 and 2001 were $17,995,597 and $13,311,632, respectively, of which contract revenues accounted for $13,959,514 and $8,376,937, respectively. The balance of the revenues primarily consist of sales of the Company’s precision equipment. The net loss for the nine months ended September 30, 2002 and 2001 was $(4,586,442) and $(4,027,453), respectively. Loss from continuing operations for those same periods was $(3,037,581) and $(2,630,046), respectively, while the loss from operations for those same periods was $(3,779,472) and $(3,956,526), respectively.

         Included in the net loss and loss from continuing operations before income taxes for the nine months ended September 30, 2002 and 2001 is a gain on the sale of marketable securities of $1,349,721 and $1,189,273, respectively. Included in the net loss and loss from continuing operations for the three and nine months ended September 30, 2002 are special items of $1,074,324 for charges recorded related to the retirement in August, 2002 of the Company’s Chairman and Chief Executive Officer. Also included in the net loss and loss from continuing operations for the nine months ended September 30, 2002 is a deferred income tax expense of $484,423 resulting from an increase in the valuation allowance against the Company’s deferred tax assets. Included in the net loss and loss from operations for the three and nine months ended September 30, 2001 are asset writedowns and special items of $636,000 and $684,000, respectively. Also, included in the net loss for the nine months ended September 30, 2002 and 2001 is a loss from operations of discontinued operations of $1,548,861 and $1,397,407, respectively, and the net loss for the three months ended September 30, 2002 and 2001 includes a loss from operations of discontinued operations of $363,000 and $491,089, respectively.

         The increase in revenues for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 was primarily attributable to other contract revenues from JMAR/SAL NanoLithography, Inc. (JSAL), of $1,209,853 and $3,616,920 for the three and nine months ended September 30, 2002, respectively, along with an increase in CPL revenue for the three and nine months of 2002 of $340,670 and $1,770,465, respectively. JSAL was acquired in August 2001. In 2002, JSAL received an approximately $10 million contract from Naval Air Warfare Center AD (the “Navair Contract”) which accounted for approximately $864,585 and $2,347,079, respectively, in revenues for the three and nine months ended September 30, 2002.

         For the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001, the increase in contract revenues of $5,582,577 was offset in part by a decrease in revenues of $1,305,856 of the Company’s precision instrument products in the Precision Equipment Segment. The Company’s precision equipment business continues to suffer from the effects of the economic downturn on the semiconductor and general technology industries. The Company’s customers and potential customers have slowed down capital purchasing and in many cases have little visibility over their expected needs in 2003, absent an economic recovery in the technology sector. The Company believes that it is positioned to participate in an eventual industry recovery, but at present the Company’s ability to forecast orders for its precision instrument products continues to be limited due to these continuing marketplace uncertainties. As a result, the timing of receipt and shipment of orders could have a material impact on quarterly results.

         Total gross margins for the nine months ended September 30, 2002 and 2001 were 21.2% and 23.6%, respectively. Gross margins for product sales for the nine months ended September 30, 2002 and 2001 were 23.4% and 13.7%, respectively, and gross margins for contract sales for those two periods were 20.6% and 29.4%, respectively. Total gross margins for the three months ended September 30, 2002 and 2001 were 17.8% and 15.2%, respectively. Gross margin (loss) for product sales for the three months ended September 30, 2002 and 2001 were 21.5% and (29.3)%, respectively, and gross margins for contract sales for those two periods were 17.0% and 27.8%, respectively. The decrease in the gross margin for contract sales is primarily due to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of some of the costs incurred due to limited funding on the contract. The increase in the gross margin for product sales in 2002 was due primarily to higher inventory reserves in 2001 (increase of $431,000 for both periods in 2001 compared to 2002) and higher margins on spare parts sales at JSAL. The Company continues to experience competitive pressures on certain precision instrument products, which may impact gross margins in the future.

         Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2002 and 2001 were $5,273,270 and $4,662,001, respectively. SG&A expenses for the three months ended September 30, 2002 and 2001 were $2,225,947 and $1,657,932, respectively. The increase in SG&A expenses for the third quarter of 2002 is primarily due to an increase in SG&A costs of approximately $108,000 related to JSAL, which the Company acquired in August 2001, increased sales and marketing costs of approximately $96,000 in the Precision Equipment Segment, an increase of approximately $192,000 in legal costs, costs of approximately $58,000 related to the Company’s search for a new CEO and increased accounting and tax services of approximately $51,000.

         The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $4,299,301 and $2,591,483 for the three months ended September 30, 2002 and 2001, respectively, and $9,530,303 and $4,462,840 for the nine month periods ended September 30, 2002 and 2001, respectively. The increase in Customer-Funded RD&E expenditures for the nine months ended September 30, 2002 is related to an increase of approximately $1,795,261 in the collimated plasma lithography program contract funding provided by DARPA, which is directed toward development of JMAR’s CPL technology for the commercial semiconductor market, and an increase in contract costs of $3,278,405 incurred by JSAL (approximately $2,337,391 of which is related to the Navair Contract) which was acquired in August 2001. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $430,705 and $603,861 for the three months ended September 30, 2002 and 2001, respectively, and $1,247,384 and $1,746,158 for the nine months ended September 30, 2002 and 2001, respectively. Hence, total RD&E expenditures for the three month periods were $4,730,006 and $3,195,344 for 2002 and 2001, respectively, and $10,777,687 and $6,208,998 for the nine month periods in 2002 and 2001, respectively. Total RD&E expenditures as a percentage of sales were 64.6% and 58.7% for the three months ended September 30, 2002 and 2001, respectively, and 59.9% and 46.6% for the nine months ended September 30, 2002 and 2001, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry and other metrology applications, development of a high efficiency EUV generation system for advanced semiconductor lithography and the engineering development of higher performance test, measurement and inspection systems. The Company expects to incur higher Company-Funded RD&E costs in the near future as its lithography systems get closer to commercialization. As discussed in “Consolidated Liquidity and Financial Condition”, the Company believes that it has available to it several potential sources of capital to finance these increased costs, including strategic relationships with semiconductor industry partners.

         Asset writedowns and special items for the three and nine months ended September 30, 2002 of $1,074,324 is for charges related to the retirement in August, 2002 of the Company’s Chairman and Chief Executive Officer. Asset writedowns and special items for the three and nine months ended September 30, 2001 of $636,000 and $684,000, respectively, includes $335,000 in asset writedowns related to discontinued projects and $301,000 and $349,000, respectively, in severance related to reductions in force and other terminations.

         During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its collimated plasma lithography products. This portion of JMAR Semiconductor Inc.’s (“JSI”) business had been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market, JSI had little success in selling its new standard product chips. Management determined that substantial additional capital would have been required to get these chips established in the market, as well as to develop newer, higher value chips.

         The loss from operations of discontinued operations of $1,548,861 for the nine months ended September 30, 2002 includes $400,000 related to the writedown of inventory shipped to JSI in the first quarter or held by vendors at March 31, 2002 and subsequently shipped to JSI, $300,000 in estimated losses under a facility lease (see below) and $205,000 in costs expected to be incurred subsequent to the discontinuance. In June 2002, the Company terminated an agreement with Agile Equity to locate buyers for these JSI chip assets. The Company does not expect to find a buyer for this business.

         As a result of the Company’s decision to discontinue its standard semiconductor products business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the Company may incur expenses that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of September 30, 2002 is $1,764,436 of liabilities related to the discontinued operations. These liabilities include amounts owed to JSI’s distributor and vendors, and the amount accrued related to JSI’s leased facility. JSI has sought to negotiate reductions in JSI’s liabilities related to the discontinued operations. In September, 2002, JSI’s distributor initiated a lawsuit to recover approximately $700,000 owing under its Distributor Agreement with JSI. The distributor has also alleged that it was fraudulently induced to refrain from terminating the Distributor Agreement prior to the discontinuance of the JSI standard chip operations. The distributor is seeking treble damages, which if the fraud is proven, could be up to $2.1 million above the $700,000 amount claimed. JSI strongly disputes any claim in excess of the $700,000 contractual obligation and both the Company and JSI intend to vigorously contest these claims.

         JSI is a separately incorporated entity. The Company invested significant amounts in JSI’s equity in September 1999 and has loaned, principally on a secured basis, in excess of $9,000,000 to JSI since 1999. JSI is considering several alternatives to reduce the liabilities related to JSI’s discontinued operations, including legal alternatives to limit the ability of these JSI creditors to pursue their claims against JSI.

         In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. In the quarter ended September 30, 2002, the Company accrued an additional $300,000 in estimated losses under this lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and, if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

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

         Pursuant to an Employment Agreement with Dr. Martinez, the Company’s former Chairman and Chief Executive Officer, if the Company delivered notice of its intention not to renew or discontinued his status of Chairman or CEO, or both, other than for cause, then Dr. Martinez’s employment was to continue for three years at the highest total compensation rate (including bonuses, director fees and similar payments) he had received in any previous 12 month period. This amount is approximately $375,000 per annum. In such event, the Company also agreed to maintain comparable medical insurance benefits for such three year period. In May, 2002, Dr. Martinez informed the Board of Directors of his desire to retire. The Board and Dr. Martinez engaged in discussions regarding Dr. Martinez’s future role with the Company. In order to set a definite date for the transition to a new CEO, in July, 2002, the Board of Directors exercised the Company’s rights under the Employment Agreement to discontinue Dr. Martinez’s status as CEO effective August 16, 2002. Following negotiations between Dr. Martinez and the Board, an agreement was reached to restructure this payment obligation to spread the payments over six years to reduce the impact of the original agreement on the Company’s cash flow. In consideration for this modification, the Company will provide comparable medical insurance benefits for six years, and modified 942,242 of the options and warrants held by Dr. Martinez to (1) vest all unvested options and warrants (141,269 options), (2) provide that, in those options that have an expiration date within the next six years, the early termination provision that would otherwise have resulted in the termination of the options and warrants 60 days after termination of his employment was waived, and (3) provide that all remaining options and warrants will expire on the later of August 15, 2008 or 60 days after Dr. Martinez ceases to be a director. The Company recorded a charge in the third quarter of 2002 in the amount of $1,074,324 resulting from this event. The charge includes

$561,517 for the discounted post-employment payments over six years and $512,807 for the intrinsic value of Dr. Martinez’s options and warrants resulting from the modification of those options and warrants.

Results of Segment Operations

         Front-end Semiconductor Equipment and Services Segment

         This segment includes the operations of JMAR Research, Inc. (“JRI”), JMAR/SAL NanoLithography, Inc. (“JSAL”) and the semiconductor process technology business of JMAR Semiconductor, Inc. (“JSI”). Revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 for the Front-end Semiconductor Equipment and Services Segment increased $2,065,057 from $4,397,576 to $6,462,633. Revenue for the nine month period in 2002 as compared to 2001 for this Segment increased $5,989,821 from $8,667,089 to $14,656,910. This increase is primarily attributable to $1,209,853 and $3,616,920 for the three and nine months ended September 30, 2002, respectively, of other contract revenues from JSAL, acquired in August 2001, along with an increase in CPL contract revenue (Customer-Funded RD&E) for the three and nine months of 2002 of $340,670 and $1,770,465, respectively. Operating income (loss) of the Front-end Semiconductor Equipment and Services Segment for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 decreased $158,493 to a (loss) of $(96,851) from income of $61,642. Operating income for the nine month period in 2002 as compared to 2001 for this Segment decreased $140,423 to $136,244 from $276,667. Despite the higher revenues in 2002 as compared to 2001, operating income was lower due to a decrease in margins primarily related to a contract with Navair due to its high subcontract component and the Company’s absorption of some of the costs incurred due to limited funding on the contract.

         Precision Equipment Segment

         This segment consists of the operations of JMAR Precision Systems, Inc. (“JPSI”). Revenues for the nine month period in 2002 as compared to 2001 for this Segment decreased $1,305,856 from $4,644,543 to $3,338,687. This decrease in revenue for the nine months was related to the continuing severe economic downturn primarily in the semiconductor industry which has caused our target companies to curtail capital equipment purchases. The Company sees this slowness in customer demand for its precision instrument products continuing into 2003. Revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 for the Precision Equipment Segment decreased $186,752, from $1,049,514 to $862,762. Operating loss for the nine month period in 2002 as compared to 2001 for this Segment decreased $1,163,849 to a loss of $2,841,392 from a loss of $4,005,241. Despite the significantly lower revenues for the nine months in 2002 as compared to 2001, the operating loss decreased due to the reduction of employees, other cost cutting efforts and higher margins in 2002 due primarily to higher inventory reserves in 2001 (increase of $431,000 for 2001 compared to 2002). The operating loss of the Precision Equipment Segment for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 decreased $854,942 to a loss of $1,258,406 from a loss of $2,113,348.

Consolidated Liquidity and Financial Condition

         Unrestricted cash and cash equivalents at September 30, 2002 and December 31, 2001 were $3,189,616 and $4,115,129, respectively. The decrease in unrestricted cash and cash equivalents during the nine months ended September 30, 2002 was $925,513. That decrease resulted primarily from cash used in continuing operations of $2,424,324 primarily related to operating losses (exclusive of the gain on the sale of the Bede stock) and a decrease in customer deposits, cash used in discontinued operations of $1,590,832 and payments under the Company’s working capital bank line of $750,000, offset in part by net proceeds from the issuance of common stock of $1,753,420, proceeds from the sale of marketable securities of $1,399,746 and a decrease in restricted cash of $750,000.

         During the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. This portion of JSI’s business had been a developmental effort, involving the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market beginning in 2000 and continuing into 2002, JSI had little success in selling its new standard product chips. The Company determined that substantial additional capital would have been required for these new chips to become established in what became an over-supplied chip market, as well as to develop newer, higher value chips. As a result of the Company’s decision to discontinue this business, the Company may have an acceleration of the payment of liabilities, disputed liabilities may arise, and the

Company may incur expenses that it otherwise would not have incurred. Included in current liabilities in the accompanying balance sheet as of September 30, 2002 is $1,764,436 of liabilities related to the discontinued operations. In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to sublease the facility used by JSI and move JSI into a smaller facility. Accordingly, in the fourth quarter of 2001 the Company accrued $547,000, its estimated loss under that lease. In the quarter ended September 30, 2002, the Company accrued an additional $300,000 in estimated losses under this lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. The Company does not yet have a subtenant for that facility and if it is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

         JMAR’s operations will continue to require the use of working capital. Working capital as of September 30, 2002 and December 31, 2001 was $4,900,766 and $7,843,465, respectively. The decrease in working capital is primarily due to the Company’s losses and paydown of the Company’s working capital bank line, offset in part by net proceeds from the issuance of common stock. The working capital of the Company had generally been funded through its working capital line (the “Line”) with Comerica Bank (the “Bank”) with interest at prime rate and through third-party contracts. Due to the Company’s continued losses, in November 2001, the Bank reduced the amount of the Line to $3 million and requires a $3 million compensating balance. Pursuant to this new line of credit, there are no financial covenants or ratios. The Line expires March 31, 2003. The Company is pursuing alternative banking arrangements, however, there can be no assurance that the Company will be able to enter into acceptable alternative banking arrangements.

         The Company has determined that it will require additional financing for working capital purposes by March 31, 2003 and that it will also require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. The Company’s stockholders’ equity was $10,560,575 as of September 30, 2002. As of November 1, 2002, a continued listing requirement of the Nasdaq National Market System is the maintenance of no less than $10 million of stockholders’ equity. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital for its working capital needs, as well as to meet NASDAQ listing standards, including private offerings of equity to individual investors and additional debt or equity sales in the public market, as well as additional contract funding from both current and new customers for its research and development programs. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

         In October, 2001, the Company’s “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities was declared effective by the Securities and Exchange Commission. The securities that may be sold under this registration statement may be common stock, preferred stock, debt, warrants or rights. The Company may sell registered securities in the public market from time-to-time at its discretion when market conditions are favorable and at prices that will be negotiated at those times. In March 2002, pursuant to this Registration Statement, the Company sold 1 million shares of its Common Stock for gross proceeds of $2 million. In connection with this sale of stock, the Company issued to the purchasers warrants to purchase 150,000 shares of its Common Stock at an exercise price of $2.50 per share, expiring in four years. Also, the Company paid a placement agent fee of 6% of the gross proceeds, a $25,000 non-accountable expense allowance and warrants to purchase 20,000 shares of the Company’s Common Stock at an exercise price of $2.40 per share. This Form S-3 Registration Statement will no longer be available for the sale of securities if the Company’s market capitalization does not exceed $75 million when the Company’s next Form 10-K is filed (on or before March 31, 2003).

         On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of its Common Stock, $1.2 million in cash and $1.2 million in notes (the “Notes”). The Notes are convertible into shares of the Company’s Common Stock at a price of $4.302. The Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s Common Stock during any ten day trading period exceeds $6.45. The Notes bear interest at 8% and are payable quarterly, with the principal due, if not converted, on February 7, 2004. The shares issued by the Company were unregistered; however, pursuant to an agreement with the SAL shareholders, the Company filed a registration statement with the Securities and Exchange Commission which became effective in June 2002. Holders of more than 5,000 shares of JMAR stock have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering.

         Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in Convertible Notes. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. This milestone must be met 90 days after the CPL light source is delivered by JRI to JSAL. JRI has built, and is currently testing, its beta test model CPL source. This source has already met its fundamental performance requirement, producing an average 20 watts of 1 nm ‘light’ on a sustained basis. To facilitate the transition from JRI to JSAL, JSAL’s technical staff will travel to JRI to participate in operational reliability testing, to be trained on source operation and maintenance, and to perform demonstrations of static lithography. The third earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in Convertible Notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is 180 days after the CPL source is delivered to JSAL.

         JSI has sought to negotiate reductions in certain of JSI’s liabilities related to the discontinued operations. As of September 30, 2002, these liabilities amounted to approximately $1 million. In September, 2002, JSI’s distributor initiated a lawsuit to recover approximately $700,000 owing under its Distributor Agreement with JSI. The distributor has also alleged that it was fraudulently induced to refrain from terminating the Distributor Agreement prior to the discontinuance of the JSI standard chip operations. The distributor is seeking treble damages, which if the fraud is proven, could be up to $2.1 million above the $700,000 amount claimed. JSI strongly disputes any claim in excess of the $700,000 contractual obligation and both the Company and JSI intend to vigorously contest these claims.

         JSI is a separately incorporated entity. The Company invested significant amounts in JSI’s equity in September 1999 and has loaned, principally on a secured basis, in excess of $9,000,000 to JSI since 1999. JSI is considering several alternatives to reduce the liabilities related to JSI’s discontinued operations, including legal alternatives to limit the ability of these JSI creditors to pursue their claims against JSI. If the Company is unsuccessful in obtaining a significant reduction in these liabilities, it will adversely affect the Company’s liquidity.

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

Allowances for doubtful accounts

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

Inventory reserves

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

Capitalized software

         The Company’s policy for the treatment of software development costs are based on Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” In accordance with SFAS No. 86, costs incurred internally in creating a computer software product are charged to expense when incurred until technological feasibility has been established, at which time such costs are capitalized. Technological feasibility is established upon completion of a detail program design. Thereafter, the Company reports the costs at the lower of amortized cost or net realizable value. The Company annually compares the unamortized cost to the net realizable value and writes-off the amount by which the unamortized capitalized costs exceed the net realizable value. Amortization is calculated based on the greater of the amount capitalized as a percentage of estimated revenues over the total estimated revenues for the software as a whole, or on a straight line basis, based on the estimated useful life of the products. Software development costs currently being amortized are being amortized using the straight line basis over three years. Capitalization of software development costs cease when the product is available for general release to customers. General release is typically when the product is first shipped to a distributor and available for sale.

Goodwill and intangible assets

         In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company has established reporting units and applies a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. The Company compares the fair value of the business unit with the carrying amount of the assets associated with the business unit. The fair value of each business unit is determined using a risk adjusted discount rate to compute a net present value of estimated future cash flows. The second step measures the amount of the impairment, if any.

Deferred taxes

         JMAR records a valuation allowance to reduce its deferred tax assets to the amount that management believes is more likely than not to be realized in the foreseeable future, based on estimates of foreseeable future taxable income and taking into consideration historical operating information. In the event management estimates that it will not be able to realize all or part of its net deferred tax assets in the foreseeable future, a valuation allowance is recorded through a charge to income in the period such determination is made. Likewise, should management estimate that it will be able to realize its deferred tax assets in the future in excess of its net recorded asset, an adjustment to reduce the valuation allowance would increase income in the period such determination is made.

Litigation accrual

         Estimated amounts for litigation reserves that are probable and can be reasonably estimated are recorded as liabilities. Estimates are based upon the facts and circumstances of each case and, in part, on advice from legal counsel regarding probable outcomes, if determinable. Management reviews its estimates on a quarterly basis.

Warranty reserve

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

Item 4. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Anorad Lawsuit.

In April, 2001, JMAR Precision Systems, Inc. (“JPSI”), a subsidiary of JMAR Technologies, Inc. (“JMAR”) hired Shankar Rao as JPSI’s Vice President of its Precision Motion Control (“PMC”) business area. Subsequently, Mr. Rao was made Senior Vice President of JPSI. Mr. Rao was formerly an employee of Anorad Corporation (“Anorad”). Anorad competes with the PMC business area of JPSI. In October, Anorad filed a Complaint in Los Angeles Superior Court against Mr. Rao, JPSI and JMAR seeking a Temporary Restraining Order and a Preliminary Injunction against Mr. Rao, JPSI and JMAR from using or disclosing any Anorad trade secret information that may be in their possession. The Complaint also seeks damages in an unspecified amount for the alleged misappropriation of Anorad trade secrets, the breach by Mr. Rao of his employee confidentiality agreement with Anorad, interference with contractual relations and unfair competition. In November, 2001, a preliminary injunction was issued enjoining all defendants from using any Anorad confidential information that might be in their possession and requiring the return of the same, if any, to Anorad. The preliminary injunction also prohibited Mr. Rao or his agents from calling upon, contacting or soliciting business from any present or former customers of Anorad whose identity Mr. Rao learned while at Anorad. This restriction does not preclude Mr. Rao, JMAR or JPSI from calling upon, contacting or soliciting business or customers of Anorad who have also been customers of JMAR or JPSI before Mr. Rao joined JPSI. This matter was stayed by the Court pending arbitration of any claims between Anorad and Mr. Rao. In May, 2002, the plaintiff dismissed Rao without prejudice and the Court lifted the stay to allow discovery to re-commence. The parties are in settlement discussions. Mr. Rao, JMAR and JPSI each denies that it possesses or has used any Anorad trade secrets and are vigorously contesting these claims.

JMAR Semiconductor (“JSI”) Liabilities and the All American Lawsuit.

Following the discontinuance of JSI’s standard chip business in the first quarter of 2002, JSI sought to negotiate debt reductions from the creditors associated with the discontinued portion of its business. JSI was a party to a Distributor Agreement with All American Semiconductor, Inc. (“All American”) under which All American had purchased approximately $700,000 of JSI chips. In accordance with generally accepted accounting principles, that transaction was reflected as deferred revenue (a liability) and not as revenue pending sale to the ultimate customer. Under the terms of the agreement, if All American properly terminated the distribution agreement, it had the right to require JSI to repurchase those chips. Soon after the announcement by JMAR that JSI had discontinued its standard chip business, All American gave notice of termination of the Distributor Agreement and returned the JSI semiconductor chips it held, allegedly creating an obligation on JSI’s part to repay approximately $700,000 to All American. The $700,000 claim of All American is included in the total of approximately $1.8 million of JSI liabilities that are included in JMAR’s Consolidated Balance Sheet.

In September, 2002, a Complaint was filed by All American against JSI and JMAR in San Diego Superior Court. The Complaint alleges that JSI owes All American approximately $700,000. The Complaint also alleges that All American was induced to refrain from terminating the agreement until the JSI business had been discontinued. All American claims that such actions constituted fraud and that it is entitled to treble (triple) damages. All American has also alleged that JMAR is the “alter ego” of JSI and, therefore, should be held responsible for the obligations of JSI. While recognizing that the approximately $700,000 in indebtedness may be owed by JSI to All American under the agreement, JSI asserts that the obligations are merely of a contractual nature and strongly disputes that any of the actions taken constitute fraud. JMAR also disputes that it is the “alter ego” of JSI in light of the fact that JSI is a separately incorporated entity that has been more than adequately capitalized over its years of operations. JMAR claims that there is insufficient evidence to support the alter ego theory and believes that it will ultimately prevail on this issue. JMAR and JSI intend to vigorously contest any claims by All American that it is owed more than $700,000.

If JSI is unsuccessful in negotiating acceptable debt reductions from All American and its other creditors, JSI may pursue various legal alternatives to limit the ability of these JSI creditors to pursue their claims against JSI.

Tyson Foods Lawsuit.

In August, 2002, JMAR Precision Systems, Inc. (“JPSI”) was served with a Complaint naming Adco and JPSI as defendants related to the sale by Adco to Tyson of packaging machines that contain certain JPSI components. The Complaint alleges a claim of breach of implied warranty of merchantability against JPSI and Adco. The Complaint also alleges claims against Adco (and not JPSI) of breach of warranty of fitness for a particular purpose, breach of express warranty and breach of contract for a particular purpose. The JPSI components sold to Adco represent approximately $20,000-$30,000 of the total costs of the system sold by Adco to Tyson. The Complaint seeks incidental, consequential and compensatory damages arising from the alleged malfunctioning of two packaging systems purchased by Tyson from Adco for $436,601. The Complaint also alleges that $80,000 has been incurred in repair, training and technical support costs. It is unclear from the Complaint how much of the alleged damages Tyson is seeking from JPSI, as opposed to the other co-defendant. JMAR believes that it has insurance coverage for some or most of any defense costs and awards that might arise from this suit. Notwithstanding the filing of this lawsuit, JMAR continues to work with Tyson to resolve its equipment issues.

Item 2. Changes in Securities

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 1,475 shares of Common Stock to its outside directors as compensation for services as directors in August, 2002. These transactions were exempt under Section 4(2) of the Securities Act of 1933 (the “Act”).

(c) (ii) As a part of the 2002 incentive plans for the JMAR Research division and the JMAR Precision Systems division, non-qualified options to purchase 200,000 and 70,000 shares, respectively, were granted out of non-shareholder approved plans to key employees of JMAR Research and JMAR Precision Systems. These transactions were exempt under Section 4(2) of the Act.

Item 5. Other Information

The Company has deemed the Presidents of its operating subsidiaries to be executive officers of the Company. The following changes in the executive officers of the Company occurred in the third and fourth quarters:

As of September 13, 2002, Marvin W. Sepe is no longer President of JMAR Semiconductor, Inc. (“JSI”). Larry Johnson has been elected as President of JSI. Mr. Sepe’s employment will terminate on November 30, 2002.

Prior to November 8, 2002, John H. Carosella held the positions of Senior Vice President, Corporate Development of the Company and President of JMAR Research, Inc. (“JRI”). As of November 8, 2002, Mr. Carosella’s employment terminated and he no longer is an executive officer of the Company. Ronald A. Walrod, the Company’s Chief Executive Officer, has assumed the duties of President of JRI.

Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits

Exhibit 10.1 Agreement between the Company and John S. Martinez dated September 16, 2002.

Exhibit 99.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

             (b)  Reports on Form 8-K

The Company filed a Report on Form 8-K on July 22, 2002 related to the announcement of the impending retirement of John S. Martinez, the Company’s Chief Executive Officer. The Company filed a Report on Form 8-K on August 13, 2002 related to the appointment of Grant Thornton LLP as its certifying accountant. The Company filed a Report on Form 8-K on August 14, 2002 related to the certifications required by the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

November 14, 2002	By:	/s/ Ronald A. Walrod Ronald A. Walrod, Chief Executive Officer and Authorized Officer

	By:	/s/ Dennis E. Valentine Dennis E. Valentine, Chief Accounting Officer

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Ronald A. Walrod, certify that:

         1) I have reviewed this quarterly report on Form 10-Q of JMAR Technologies, Inc.;

         2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ Ronald A. Walrod

Ronald A. Walrod Chief Executive Officer

November 14, 2002

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Dennis E. Valentine, certify that:

         1) I have reviewed this quarterly report on Form 10-Q of JMAR Technologies, Inc.;

         2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”), and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

          a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6) The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Dennis E. Valentine

Dennis E. Valentine Chief Financial Officer

November 14, 2002