Form 10-Q
period 2003-03-31
JMAR TECHNOLOGIES INC
filed 2003-05-15
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 6, 2003).

Common Stock, $.01 par value: 24,003,138 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – March 31, 2003 (unaudited) and December 31, 2002	2
	Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2003 and 2002	3
	Consolidated Statements of Comprehensive Loss (unaudited) – Three months ended March 31, 2003 and 2002	4
	Consolidated Statements of Cash Flows (unaudited) – Three months ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Changes in Securities	23
Item 3.	N/A
Item 4.	N/A
Item 5.	N/A
Item 6.	Exhibits and Reports on Form 8-K	23

PART I – FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,700,495	$2,246,264
Restricted cash	1,275,000	1,550,000
Accounts receivable, net	2,720,649	2,894,393
Inventories	326,998	389,467
Current assets held for sale	1,057,935	1,349,758
Prepaid expenses and other	676,560	524,863

Total current assets	8,757,637	8,954,745
Property and equipment, net	1,160,876	1,248,198
Intangible assets, net	783,726	930,056
Other assets	167,754	197,754
Goodwill, net	3,790,907	3,790,907

TOTAL ASSETS	$14,660,900	$15,121,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,355,300	$1,864,405
Accrued liabilities	674,844	1,558,307
Accrued payroll and related costs	721,354	797,987
Customer deposits	434,004	832,607
Line of credit and notes payable	2,544,405	1,556,405
Current liabilities of assets held for sale, including notes payable	2,477,001	3,125,151

Total current liabilities	9,206,908	9,734,862

Notes payable and other long-term liabilities, net of current portion	495,694	1,708,804

Redeemable convertible preferred stock, 199,560 shares issued and outstanding as of March 31, 2003	1,268,182	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 199,560 shares issued and outstanding as of March 31, 2003 included in redeemable convertible preferred stock above, and none issued and outstanding as of December 31, 2002	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 23,959,802 shares as of March 31, 2003 and 23,852,024 shares as of December 31, 2002	239,598	238,520
Additional-paid in capital	57,560,113	56,636,991
Accumulated deficit	(54,109,595)	(53,197,517)

Total stockholders’ equity	3,690,116	3,677,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,660,900	$15,121,660

The accompanying notes to these consolidated financial statements are an intergral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

Sales	$4,733,714	$3,608,655
Costs of sales	3,822,730	2,561,564

Gross profit	910,984	1,047,091

Operating expenses:
Selling, general and administrative	1,173,610	1,101,862
Research and development	102,509	192,791

Total operating expenses	1,276,119	1,294,653

Loss from operations	(365,135)	(247,562)
Realized gain on sale of marketable securities	—	1,349,721
Interest and other income	23,591	18,229
Interest and other expense	(105,126)	(57,792)

Income (loss) from continuing operations	(446,670)	1,062,596
Loss from operations of discontinued operations	(459,987)	(1,810,217)

Net loss	$(906,657)	$(747,621)

Basic and diluted income (loss) per share:
Income (loss) per share from continuing operations	(.02)	.05
Loss per share from discontinued operations	(.02)	(.08)

Basic and diluted net loss per share	$(.04)	$(.03)

Shares used in computation of basic and diluted income (loss) per share:
Basic	23,886,503	22,879,711

Diluted	23,886,503	24,083,043

     The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	Three Months Ended

	March 31, 2003	March 31, 2002

Net loss	$(906,657)	$(747,621)

Other comprehensive loss:
Holding loss on marketable securities	—	(75,143)
Reclassification adjustment for gains included in net loss	—	(1,349,721)

Other comprehensive loss	—	(1,424,864)

Comprehensive loss	$(906,657)	$(2,172,485)

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)

	March 31, 2003	March 31, 2002

Cash flows from operating activities:
Income (loss) from continuing operations	$(446,670)	$1,062,596
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation and amortization	162,396	122,962
Services received in exchange for common stock	1,801	1,500
Gain on sale of marketable securities	—	(1,349,721)
Change in assets and liabilities:
Accounts receivable, net	173,744	836,495
Inventories	62,469	20,667
Prepaid expenses and other	(21,600)	44,049
Customer deposits	(398,603)	(161,763)
Accounts payable and accrued liabilities	(487,734)	(97,389)

Net cash provided by (used in) continuing operations operating activities	(954,197)	479,396

Loss from discontinued operations	(459,987)	(1,810,217)
Changes in net assets and liabilities of discontinued operations	(356,327)	(46,651)

Net cash used in discontinued operations	(816,314)	(1,856,868)

Net cash used in operating activities	(1,770,511)	(1,377,472)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	1,399,746
Capital expenditures	(5,297)	(85,334)
Intangible assets, other assets and goodwill	(23,543)	(30,163)

Net cash provided by (used in) investing activities	(28,840)	1,284,249

Cash flows from financing activities:
Net proceeds from the issuance of preferred and common stock	1,967,582	1,767,105
Net borrowings (payments) under line of credit	11,000	(1,000,000)
Decrease in restricted cash	275,000	1,000,000

Net cash provided by financing activities	2,253,582	1,767,105

Net increase in cash and cash equivalents	454,231	1,673,882
Cash and cash equivalents, beginning of period	2,246,264	4,076,894

Cash and cash equivalents, end of period	$2,700,495	$5,750,776

Cash paid for interest	$42,805	$96,812

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation and Financial Condition

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the December 31, 2002 financial statements to conform with the 2003 presentation.

     Founded in 1987, we are a semiconductor industry-focused company. JMAR is the originator of Collimated Plasma Lithography (“CPL”), a next-generation lithography (NGL) alternative designed to deliver affordable, sub-100 nanometer chip-making capability in a compact format to the semiconductor industry. In addition to CPL™, JMAR develops other products for the public and private sectors based on its proprietary Britelight™ laser light source. JMAR’s operations include its Research Division in San Diego, California, where research and development of lasers and laser produced plasma generators is performed; its Systems Division in Burlington, Vermont, where CPL Stepper Systems and other products are designed and manufactured; and its Microelectronics Division, based in Sacramento, California, where JMAR provides process integration and maintenance support for the U.S. Government’s Defense Microelectronics Activity semiconductor fabrication facility.

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

     In furtherance of its efforts to focus its resources on its CPL business, during the later half of 2002, the Company concluded that its precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that business’ products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling this business.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three months ended March 31, 2002 has been restated to reflect the discontinuation of the precision equipment business (See Note 8).

     The accompanying consolidated financial statements as of and for the three months ended March 31, 2003 and 2002, have been prepared by the Company and are unaudited except for the balance sheet as of December 31, 2002. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

     The Company incurred significant losses for the years ended December 31, 2002 and 2001 and for the three months ended March 31, 2003. As of March 31, 2003, the Company has stockholders’ equity of approximately $3.7 million and a deficit working capital of $449,271. Management has taken steps to reduce its future cash flow requirements through the discontinuance of its standard semiconductor products and precision equipment businesses mentioned above. Additionally, management has completed additional debt and preferred stock financings in the first quarter of 2003 (see Note 9). Management believes that the Company has adequate resources to fund its operations and working capital requirements through December 31, 2003. However, the Company has $1.2 million in debt due in February, 2004 to the former creditors of SAL, Inc., which the Company acquired in August, 2001. The Company has had preliminary discussions with the representative of the noteholders of this debt regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. If the Company is unsuccessful in its negotiations with the noteholders, it will need to raise additional financing to extinguish this debt. Also, additional financing will be required for working capital requirements in 2004 and to complete or accelerate the development of its CPL systems. There can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

(2)	Recent Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has implemented SFAS No. 143 effective January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

     Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has implemented SFAS No. 146 on January 1, 2003. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods.

     The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

(3)	Stock-Based Compensation Plans

     The Company has eight stock option or warrant plans: the 1991 Stock Option Plan (the “1991 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the Management Anti-Dilution Plan (the “Anti-Dilution Plan”), two incentive plans which provide for the issuance of options and warrants to Research Division employees (the “Research Division Plans”), two incentive plans which provide for the issuance of options and warrants to JPSI employees (the “JPSI Plans”), and an incentive plan which provides for the issuance of options to Microelectronics Division employees (the “Microelectronics Division Plan”). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s net loss and loss per share would have been the following pro forma amounts (unaudited):

		Three Months Ended March 31,

		2003	2002

Net loss:	As Reported	$(906,657)	$(747,621)
	Pro Forma	(1,794,887)	(1,531,083)
Basic and diluted	As Reported	(.04)	(.03)
loss per share:	Pro Forma	(.08)	(.07)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 4 percent; expected dividend yields of 0 percent; expected lives of 6 years and expected volatility of 142 percent.

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 350,000 shares under the Research Division Plans, 550,000 shares under the JPSI Plans and 25,000 shares under the Microelectronics Division Plan (the “Plans”). Under all Plans, the option or warrant exercise price is equal to or more than the stock’s market price on date of grant.

(4)	Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2003 and December 31, 2002, inventories consisted of the following:

	March 31, 2003	December 31, 2002

	(Unaudited)
Raw materials, components and sub-assemblies	$224,154	$222,077
Work-in-process	53,384	125,315
Finished goods	49,460	42,075

	$326,998	$389,467

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(5)	Property and Equipment

     At March 31, 2003 and December 31, 2002, property and equipment consisted of the following:

	March 31, 2003	December 31, 2002

Equipment and machinery	$2,984,543	$2,983,443
Furniture and fixtures	424,386	420,188
Leasehold improvements	280,283	280,283

	3,689,212	3,683,914
Less-accumulated depreciation	(2,528,336)	(2,435,716)

	$1,160,876	$1,248,198

(6)	Segment Information

     In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. JMAR’s standard semiconductor products business initiative involved the design, manufacture and introduction of new standard product semiconductor chips. With the severe downturn in the worldwide semiconductor market beginning in 2000 and continuing into 2002, the Company had little success in selling its new standard product chips. The Company determined that substantial additional capital would have been required for these new chips to become established in what became an over-supplied chip market, as well as to develop newer, higher value chips. The Company concluded that it would not continue to invest its resources in this business.

     In furtherance of its efforts to focus its resources on its CPL business, during the later half of 2002, the Company concluded that the precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that segments’ products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling this business.

     As a result of these decisions, and to streamline the Company’s operations and better support the commercialization of its emerging CPL semiconductor manufacturing systems and related technologies, the Company now operates in three business segments, as follows:

     Research Division (formerly JMAR Research) – This segment’s role is as an innovator of laser and laser-produced plasma technologies for the Company’s CPL Source, EUV generators, and related products such as high-brightness lasers. During the three months ended March 31, 2003, this segment accounted for approximately 30% of the Company’s revenues.

     Systems Division (formerly JMAR/SAL NanoLithography) – This segment encompasses the development of X-ray lithography steppers, and the product engineering, production and integration of CPL light sources and complete CPL stepper systems. During the three months ended March 31, 2003, this segment accounted for approximately 37% of the Company’s revenues.

     Microelectronics Division – In 2002, JMAR discontinued the standard products business and the assets of its Sacramento operations were transferred to JSI Microelectronics, Inc., a wholly-owned subsidiary of the Company, now the Microelectronics Division. This segment provides process integration and maintenance support for the Defense Microelectronics Activity semiconductor fabrication facility in Sacramento, California, and ASIC design and production capability for the military and commercial markets. During the three months ended March 31, 2003, this segment accounted for approximately 33% of the Company’s revenues.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the three months ended March 31, 2003, and 2002 (excluding discontinued operations) is as follows (2002 has been restated to reflect the new business segments):

	Research	Systems	Microelectronics
	Division	Division	Division	Corporate	Total

2003:
Revenues	$1,449,550	$1,738,868	$1,545,296	$—	$4,733,714
Operating income (loss)	53,328	(358,113)	44,015	(104,365)	(365,135)
Total assets	2,687,308	5,593,516	1,793,923	3,528,218	13,602,965
Capital expenditures	3,890	—	1,407	—	5,297
Depreciation and amortization	57,807	75,909	4,696	23,984	162,396
2002:
Revenues	1,702,163	1,395,330	511,162	—	3,608,655
Operating income (loss)	77,328	(93,436)	128,814	(360,268)	(247,562)
Total assets	4,721,948	6,471,508	1,157,521	6,249,503	18,600,480
Capital expenditures	40,930	43,356	—	1,048	85,334
Depreciation and amortization	35,457	63,814	3,136	20,555	122,962

(7)	Comprehensive Loss

     The other comprehensive loss for the three months ended March 31, 2002 represents the Company’s investment in Bede plc (“Bede”). In January 2002, the Company sold its remaining 545,500 shares of its investment in Bede for net proceeds of approximately $1.4 million. The gain from that transaction of $1,349,721 is included in this Consolidated Statement of Operations for the three months ended March 31, 2002. Accordingly, for the three months ended March 31, 2003, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for that period. For the three months ended March 31, 2002, the Company had an additional unrealized loss on marketable securities of $75,143 for the period from January 1, 2002 to the sale date of the securities, however, that loss was realized as a result of the sale of the securities.

(8)	Discontinued Operations/Assets Held for Sale

     The loss from operations of discontinued operations of $459,987 for the three months ended March 31, 2003 includes $41,216 related to the standard semiconductor products business and $418,771 related to the precision equipment business. The Company is talking to a number of potential buyers regarding the sale of the precision equipment business, however, it has not yet received an offer from any of the potential purchasers of this business. If the sales price of this business is different from the estimate that the Company has made, the difference will be reflected in the Company’s 2003 Statement of Operations. Also, if the Company is unable to find a buyer on satisfactory terms, the Company will have to take alternative actions regarding this business, which may result in further charges. In accordance with SFAS No. 144, the results of operations of the precision equipment business for 2003 through the sale date will be reported in discontinued operations.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to take action to sublease the facility and move JSI into a smaller facility. The Company does not yet have a subtenant for this facility and, as of March 31, 2003, the Company has approximately $385,000 accrued for estimated future losses under this lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. If the

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Company is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     At March 31, 2003 and December 31, 2002, net assets and liabilities of assets held for sale consisted of the following:

	March 31,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash	$70,649	$101,238
Accounts receivable	324,828	454,557
Inventories	625,068	727,983
Prepaid expenses and other	37,390	65,980

	$1,057,935	$1,349,758

Current Liabilities:
Payable to distributor	$692,314	$692,314
Facility lease accrual	487,621	548,374
Accounts payable	883,988	1,154,463
Employee related contractual commitments	255,578	555,000
Note payable	157,500	175,000

	$2,477,001	$3,125,151

(9)	Line of Credit

     In March 2003, the Company entered into a $3 million Revolving Fixed Price Convertible 3 Year Note (the “Working Capital Line”) with Laurus Master Fund (“Laurus”) replacing its previous bank credit agreement, which required a compensating balance of $1.5 million at December 31, 2002. Advances under the Working Capital Line are up to 85% of eligible accounts receivable of the Company. The Company can convert any portion of the principal outstanding under the Working Capital Line to common stock at $.92 per share (the “Conversion Price”) if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. Laurus can convert any portion of the principal outstanding to common stock at the Conversion Price anytime the market price of the Company’s common stock is in excess of the Conversion Price. After the first $2 million of conversions into common stock, the Conversion Price will be adjusted upward. The interest rate on the Working Capital Line is prime plus .75 percent, subject to a floor of 5 percent. The Working Capital Line requires that the Company’s quick ratio, as defined, be .90 or higher. The Company’s quick ratio was .99 at March 31, 2003. The amount outstanding at March 31, 2003 under the Working Capital Line was $1.3 million.

(10)	Equity Transactions

     In February 2003, under its Universal Blank Shelf Registration Statement, the Company sold 100,000 shares of its common stock for gross proceeds of $100,000. In connection with this transaction, the Company issued to the purchaser warrants to purchase 20,000 shares of its common stock at an exercise price of $1.25 per share.

     In March 2003, the Company also sold for cash, under its Universal Blank Shelf Registration Statement, $1 million of 8 percent Series A Convertible Preferred Stock (“Series A Preferred”) to Laurus at a fixed conversion price of $.88 per share. The Series A Preferred is redeemable in two years, if not previously

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

converted. The conversion terms of the Series A Preferred are the same as those pursuant to the Working Capital Line. The proceeds received under the Series A Preferred are initially restricted, however, the funds are released as the Preferred Stock is converted to common stock.

     In addition, in March, 2003, the Company sold for cash, under its Universal Blank Shelf Registration Statement, $1 million of 3 percent Series B Convertible Preferred Stock (“Series B Preferred”) to Laurus at a fixed conversion price of $.88 per share. The Series B Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in twelve equal monthly installments starting October 1, 2003, if not previously converted. The conversion terms of the Series B Preferred are the same as those pursuant to the Working Capital Line. In the quarter ended March 31, 2003, Laurus converted $4,400 of the Series B Preferred into 5,000 shares of common stock of the Company.

     In connection with all of the above financing transactions with Laurus, the Company issued to Laurus warrants to purchase 550,000 shares of common stock at prices ranging from $1.058 to $1.33. In addition, Laurus will be issued a warrant to purchase one share of common stock for every $20 of principal under the Working Capital Line converted to equity, up to a total of 150,000 shares, at an exercise price of $1.15 per share. The Company valued all of these warrants using the Black Scholes model and recorded the fair value of $374,000 as a discount to the convertible debt and preferred stock. As a result of the convertible securities issued to Laurus described above, the Company recorded an additional discount of $444,000 representing the intrinsic value of the beneficial conversion feature for the convertible debt and preferred stock, which will be amortized over the redemption period of the preferred stock and the life of the debt using the effective interest method. In addition, there will be an additional beneficial conversion feature in the amount of $85,000 recorded as additional borrowings are made against the Working Capital Line and an additional beneficial conversion charge of $94,000 will be recorded prorata upon conversion of the convertible debt for the warrants issued thereon.

(11)	Earnings (Loss) Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2003 and 2002, the denominator in the diluted net loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options and shares underlying convertible debt and preferred stock. As of March 31, 2003 and 2002, the Company had outstanding warrants, stock options and shares underlying convertible debt and preferred stock of 9,145,264 and 4,000,043, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share. For the three months ended March 31, 2002, the diluted income from continuing operations was computed by dividing the income from continuing operations by the sum of the weighted average number of shares of common stock (22,879,711) plus dilutive employee stock options and warrants (966,811) and other dilutive warrants and options (236,521).

(12)	Intangible Assets

     The Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (“FASB 142”) effective January 1, 2002. In accordance with FASB 142, the Company does not amortize goodwill. The Company’s goodwill of $3,790,907 at March 31, 2003 and December 31, 2002 is related to the Systems Division, acquired in August, 2001. As of March 31, 2003, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Patents	$905,531	$321,805	$583,726
Unpatented Technology	450,000	250,000	200,000

			$783,726

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     Aggregate amortization expense of the intangible assets with determinable lives was $69,777 for the three months ended March 31, 2003. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense

2003	$203,332
2004	176,087
2005	17,446
2006	17,446
2007	17,446
2008	17,446
Beyond	334,523

$783,726

(13)	Legal Proceeding

     Following the discontinuance of the standard semiconductor products business of JMAR Semiconductor, Inc. (“JSI”) in the first quarter of 2002, JSI sought to negotiate debt reductions from the creditors associated with the discontinued portion of its business. JSI was a party to a Distributor Agreement with All American Semiconductor, Inc. (“All American”) under which All American had purchased approximately $700,000 of JSI chips for resale to customers. The Company reflected the proceeds as deferred revenue (a liability) and not as revenue pending sale to the ultimate customer. Under the terms of the Distributor Agreement, if All American properly terminated the Distributor Agreement, it had the right to require JSI to repurchase those chips for the $700,000 paid by All American. Soon after the announcement by JMAR that JSI had discontinued its standard chip business, All American gave notice of termination of the Distributor Agreement and returned the chips it held, creating an obligation on JSI’s part to repay approximately $700,000 to All American. The $700,000 claim of All American is included in the total of approximately $2.5 million of current liabilities of assets held for sale that are included on JMAR’s Consolidated Balance Sheet at March 31, 2003.

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

     After unsuccessfully engaging in efforts to sell the standard chip portion of JSI, in the fourth quarter of 2002, JSI transferred all of its assets and liabilities to a third party fiduciary in an assignment for the benefit of creditors. Under this state law procedure, the assignee liquidated the JSI assets and the proceeds from the sale of those assets will be equitably distributed among the creditors of JSI and the claims of creditors of JSI are limited to those proceeds. Following the assignment of those assets, the fiduciary sold those assets to JSI Microelectronics, Inc., a wholly-owned subsidiary of the Company, at a price equal to a 10% premium over an independently appraised value of those assets, with the purchase price consisting of cash, assumption of certain trade debt owed to suppliers who are critical to the ongoing operations and the credit

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

bid of debt held by the Company. The Company has accounted for this transaction by recording the purchase of the assets at the lower of cost or fair value and the remaining amount of the liabilities owed to the unsecured creditors by JSI are reflected in net current liabilities of assets held for sale in the accompanying Consolidated Balance Sheet.

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

     In furtherance of its efforts to focus its resources on its CPL business, the Company concluded during the latter half of 2002 that the precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that segment’s products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling that business.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three months ending March 31, 2002 has been restated to reflect the discontinuation of the precision equipment business.

     As a result of these decisions, and to streamline the Company’s operations and better support the commercialization of its emerging CPL semiconductor manufacturing systems and related technologies, the Company now operates in three business segments: the Research Division, the Systems Division and the Microelectronics Division.

Results of Consolidated Operations

     Total revenues for the three months ended March 31, 2003 and 2002 were $4,733,714 and $3,608,655, respectively. The net loss for the three months ended March 31, 2003 and 2002 was $(906,657) and $(747,621), respectively. The income (loss) from continuing operations for those same periods was $(446,670) and $1,062,596, respectively, while the loss from operations for those same periods was $(365,135) and $(247,562), respectively.

     Included in the net loss and loss from continuing operations for the three months ended March 31, 2002 is a gain on the sale of marketable securities of $1,349,721. Also, included in the net loss for the three months ended March 31, 2003 and 2002 is a loss from operations of discontinued operations of $(459,987) and $(1,810,217), respectively.

     The increase in revenues for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 was primarily attributable to an increase in contract revenues at the Microelectronics Division of $1,085,143 related to the receipt of approximately $5 million in contracts in February 2003, and an increase in other contract revenues from the Systems Division of $1,195,138. In May, 2002, the Systems Division received an approximately $10 million contract from Naval Air Warfare Center AD (the “Navair Contract”) which accounted for approximately $812,000 of the increase in revenues for the three months ended March 31, 2003. These increases were offset in part by a reduction in revenues of $1,000,770 from the Company’s $34.5 million DARPA contract due to a delay in receipt of the next incremental funding on that contract to the second quarter of 2003.

     Gross margins for the three months ended March 31, 2003 and 2002 were 19.2% and 29.0%, respectively. The Company’s margins are low because the majority of its revenues are from government contracts or subcontracts, which inherently generate lower margins than product revenues. The decrease in the gross margin in 2003 was primarily due to the contract with Navair for sub-100nm X-ray masks for NGL Systems (“Navair Contract”) having lower margins due to its high subcontract component, and the Company’s absorption of some of the costs incurred due to limited funding on that contract. In addition, the Company started another contract later in 2002 which has low margins due to estimated costs overruns on that contract. The majority of the Company’s revenues in 2003 will be derived from government contracts or subcontracts, so gross margins will continue at similar levels.

     Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2003 and 2002 were $1,173,610 and $1,101,862, respectively.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $2,425,249 and $2,144,964 for the three months ended March 31, 2003 and 2002, respectively. The increase in Customer-Funded RD&E expenditures for the three months ended March 31, 2003 is related to an increase in contract costs of $1,162,233 incurred by the Systems Division (approximately $793,537 of which is related to the Navair Contract) offset by a decrease in contract costs of $881,948 related to the DARPA contract. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $102,509 and $192,791 for the three months ended March 31, 2003 and 2002, respectively. Hence, total RD&E expenditures for the three month periods were $2,527,758 and $2,337,755 for 2003 and 2002, respectively. Total RD&E expenditures as a percentage of sales were 53.4% and 64.8% for the three months ended March 31, 2003 and 2002, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three months ended March 31, 2002 has been restated to reflect the discontinuation of the precision equipment business.

     The loss from operations of discontinued operations of $459,987 for the three months ended March 31, 2003 includes $41,216 related to the standard semiconductor products business and $418,771 related to the precision equipment business, compared to a loss from operations of discontinued operations of $1.8 million in 2002. The Company is in discussions with a number of potential buyers for the equipment business, however, it has not yet received an offer from any of the potential purchasers of this business. If the sales price of this business is different from the estimate that the Company has made, the difference will be reflected in the Company’s 2003 Statement of Operations. Also, if the Company is unable to find a buyer on satisfactory terms, the Company will have to take alternative actions regarding this business, which may result in further charges. The results of operations of the precision equipment business for 2003 through the sale date will be reported in discontinued operations in 2003. The decrease in the loss of discontinued operations is primarily due to the shutdown of the operations of JSI in 2002.

     In September 2000, JMAR Semiconductor, Inc. (“JSI”) moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to take action to sublease the facility and move JSI into a smaller facility. The Company does not yet have a subtenant for this facility and, as of March 31, 2003, the Company has approximately $385,000 accrued for estimated future losses under this lease. The lease provides for rent and related expenses of approximately $34,000 per month through August 2005. If the Company is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     The gain on sale of marketable securities of $1,349,721 for 2002 is related to the sale of the Company’s remaining 545,500 shares of its investment in Bede plc (“Bede”) in January 2002.

     Interest and other expense for the three months ended March 31, 2003 and 2002 was $105,126 and $57,792, respectively. Interest and other expense is higher for 2003 versus 2002 due to the financing transactions the Company entered into in 2003 (see “Consolidated Liquidity and Financial Condition” below).

Results of Segment Operations

     The results of segment operations (excluding corporate) for the three months ending March 31, 2003 and 2002 are as follows:

	Revenues		Operating Income (Loss)

	2003	2002	2003	2002

Research Division	$1,449,550	$1,702,163	$53,328	$77,328
Systems Division	1,738,868	1,395,330	(358,113)	(93,436)
Microelectronics Division	1,545,296	511,162	44,015	128,814

	$4,733,714	$3,608,655	$(260,770)	$112,706

     The $252,613 decrease in revenues for the Research Division for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is due to a delay in the next incremental funding of approximately $5.3 million from the Company’s $34.5 million DARPA contract. The Company expects to receive a portion of that delayed funding later in the second quarter and the balance in the second half of 2003.

     The $343,538 increase in revenues for the Systems Division for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is due to the receipt in May, 2002 of $3 million in funding for the Navair Contract, offset in part by lower revenues related to the DARPA contract. The Company received approximately $3.4 million in additional funding under the Navair contract in April 2003. The $264,677 increase in the operating loss of the System Division is due to a decrease in the gross margin in 2003 primarily due to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of some of the costs incurred due to limited funding on that contract. In addition, the Company started another contract later in 2002 which has low margins due to estimated cost overruns on that contract. Also, the Systems Division incurred higher sales and marketing costs in 2003 as part of its CPL commercialization efforts.

     The $1,034,134 increase in revenues for the Microelectronics Division for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is due to the receipt of approximately $5 million in additional contracts in February, 2003 from General Dynamics Advanced Information Systems for the development, construction and operation of a semiconductor wafer fabrication facility at McClellan Air Force Base in Sacramento for the Defense Microelectronics Agency. The $84,799 decrease in the operating income of the Microelectronics Division despite the higher revenues is primarily due to lower margins in 2003 due to a contract cost overrun recorded in 2003 and a greater percentage of ASIC product revenues in 2002, and a lower allocation of corporate costs in 2002.

Consolidated Liquidity and Financial Condition

     Unrestricted cash and cash equivalents at March 31, 2003 was $2,700,495. The increase in unrestricted cash and cash equivalents during the three months ended March 31, 2003 of $454,231 resulted primarily from net proceeds from the issuance of preferred and common stock of $1,967,582 and a decrease of restricted cash of $275,000, offset in part by cash used in continuing operations of $954,197 primarily related to operating losses and a reduction in liabilities, and cash used in discontinued operations of $816,314.

     JMAR’s operations will continue to require the use of working capital in 2003 for, among other requirements, 1) certain CPL commercialization costs not covered by existing contracts; 2) cash requirements of its precision equipment business until its sale; 3) temporary funding delays related to government contracts; and 4) corporate costs, primarily related to the cost of being a public company. Working capital (deficit) as of March 31, 2003 and December 31, 2002 was $(449,271) and $(780,117), respectively. The reduction in the working capital deficit is primarily due to proceeds received from the issuance of preferred stock offset in part by the classification as a current liability as of March 31, 2003 of $1.2 million in notes to the former SAL noteholders due February 2004 and the Company’s losses. The Company has had preliminary discussions with the representative of the SAL noteholders regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt.

     In March 2003, the Company entered into a $3 million Revolving Fixed Price Convertible 3 Year Note (the “Working Capital Line”) with Laurus Master Fund (“Laurus”). Advances under the Working Capital Line are at an advance rate up to 85% of eligible accounts receivable of the Company. The Company can convert any portion of the principal outstanding to common stock at $.92 per share (the “Conversion Price”) if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. Laurus can convert any portion of the principal outstanding to common stock at the Conversion Price any time the Company’s common stock is in excess of the Conversion Price. After the first $2 million of conversions into equity, the Conversion Price will be adjusted upward. The interest rate on the Working Capital Line is prime plus .75 percent, subject to a floor of 5 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be .90 or higher. The Company’s quick ratio was .99 at March 31, 2003.

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

     In addition, in March 2003, the Company also issued $1 million in shares of 3 percent Series B Convertible Preferred Stock (the “Series B Preferred”) to Laurus at a fixed conversion price of $.88 per share. Accrued interest is payable monthly. Principal is payable in cash or stock in twelve equal monthly installments starting October 1, 2003. The conversion terms of the Series B Preferred Stock are the same as those pursuant to the Working Capital Line. Any conversions to equity will offset the requirements to make principal repayments. In the quarter ended March 31, 2003, Laurus converted $4,400 of the Series B Preferred into 5,000 shares of common stock of the Company.

     In connection with all of the above financing transactions with Laurus, the Company issued to Laurus warrants to purchase 550,000 shares of common stock at prices ranging from $1.058 to $1.33. In addition, Laurus will be issued a warrant to purchase one share of common stock for every $20 of principal of the Working Capital Line converted to equity, up to a total of 150,000 shares, at an exercise price of $1.15 per share.

     In February, 2003, under its Universal Blank Shelf Registration Statement, the Company sold 100,000 shares of its Common Stock and a Warrant for 20,000 shares, exercisable at $1.25 per share, for gross proceeds of $100,000. The Series A and B Convertible Preferred Stock and 300,000 of the Warrants described above were also sold under the Universal Blank Shelf Registration Statement.

     Management believes that, including the above financing, the Company has adequate resources to fund operations and working capital requirements through December 31, 2003. However, the Company has $1.2 million in debt due to the former creditors of SAL, Inc., which the Company acquired in August, 2001 (“SAL Notes”). The Company has had preliminary discussions with the representative of the noteholders of this debt regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. If the Company is unsuccessful in its negotiations with the noteholders, it will need to raise additional financing to extinguish this debt. In addition, the Company has determined that it will require additional financing for working capital requirements in 2004 and to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     The Company’s stockholders’ equity was $3,690,116 as of March 31, 2003. The continued listing requirement of the Nasdaq National Market System required the maintenance of no less than $10 million of stockholders’ equity. In addition, JMAR’s shares have recently traded below the $1.00 per share minimum bid price requirement of Nasdaq. Accordingly, the Company transferred to the Nasdaq SmallCap Market on May 9, 2003, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. In addition, JMAR will be afforded a 180 day grace period in which to satisfy the $1.00 minimum bid price requirement. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards, particularly the above described financings and extinguishment of the SAL Notes with stock. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products.

     In October, 2001, the Company’s “Universal Blank Shelf” Registration Statement with respect to $25 million of Company securities was declared effective by the Securities and Exchange Commission. The securities that may be sold under this registration statement included common stock, preferred stock, debt, warrants or rights. This Form S-3 Registration Statement is no longer available for the sale of securities because the Company’s market capitalization does not exceed $75 million. The Company is considering whether to amend this Form S-3 to a Form S-1 Registration Statement to allow for the future sale of securities from time to time on a registered basis.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s common stock, $1.2 million in cash and $1.2 million in notes (the “SAL Notes”). The SAL Notes are convertible into shares of the Company’s common stock at a price of $4.302. The SAL Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s common stock during any ten day trading period exceeds $6.45. Interest on the SAL Notes is payable quarterly, with the entire principal amount due, if not converted, on February 7, 2004. The resale by the holders of the conversion shares is registered, however, the holders have agreed to restrictions on their sale of those JMAR shares to no more than 25% of their JMAR holdings in any quarter and to refrain from selling any shares for 60 days upon notice from JMAR of its intention to negotiate an underwritten public offering. As discussed above, the Company is considering the extinguishment of the SAL Notes with common stock of the Company.

     Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in Convertible Notes. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. This milestone must be met 90 days after the CPL light source is integrated with the stepper at the Systems Division in Vermont and satisfies certain source performance criteria. The third earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in Convertible Notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is 180 days after the CPL source is integrated with the stepper at the Systems Division in Vermont and satisfies certain source performance criteria and, if earned, this earnout payment is payable 30 days after delivery and acceptance of the system by the customer.

Commitments

     Future minimum annual commitments under bank and other debt agreements, non-cancellable operating leases and post-employment benefits as of March 31, 2003 are as follows (unaudited):

	2003	2004	2005	2006	2007	Thereafter	Total

Bank and other debt	$256,405	$1,203,918	$—	$—	$—	$—	$1,460,323
Operating leases	765,472	940,228	641,029	39,970	—	—	2,386,699
Post-employment benefits	154,318	211,172	211,172	211,172	211,172	138,074	1,137,080

	$1,176,195	$2,355,318	$852,201	$251,142	$211,172	$138,074	$4,984,102

     Excluded from the above table is Preferred Stock in the gross amount of $2 million. One million of the Preferred Stock is redeemable, if not previously converted, in twelve equal monthly payments starting October 2003 and the other $1 million of Preferred Stock is redeemable, if not previously converted, in March 2005 (see page 18). Also excluded from the above table is the Company’s $3 million Working Capital Line. The Working Capital Line balance fluctuates based on the amount of accounts receivable of the Company and was $1,311,000 at March 31, 2003.

     Pursuant to the acquisition of SAL, as described above, its former shareholders and creditors can earn up to two earnout payments upon the satisfaction of certain earnout conditions.

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

Stock-Based Compensation Plans

     The Company accounts for its stock option and warrant plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuances to employees. Options and Warrants issued to non-employees (other than directors) are accounted for based on the fair value of the equity instrument issued. The fair value is determined based on the Black-Scholes method. The resulting value is amortized over the service period.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include the lack of funds to continue development and commercialization of our CPL products in accordance with our proposed schedule of product introductions, due to delays in funding of government contracts and delays in securing, or inability to secure, other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise. Other risks include concentration of sales to certain markets and customers, such as the semiconductor industry, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, failure of advanced technology and new intellectual property to perform as predicted, the failure of pending patents to be issued, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that current lithography technologies can continue to economically produce smaller feature sizes or that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt CPL as the lithography alternative, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, the adverse effect of selling JPSI on its operating results, less than expected sales proceeds realized from the sale of JPSI, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2002, in the Company’s Form S-3 filed April 18, 2003 and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company’s exposure to interest rate risk is minimal due to the relatively small amount of investments and variable rate debt. The Company has no investments in derivative financial instruments.

Item 4. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

JMAR Semiconductor (“JSI”) Liabilities and the All American Lawsuit

     As was previously reported, in September, 2002, a Complaint was filed by All American Semiconductor, Inc. (“All American”) against JSI and JMAR in San Diego Superior Court. The Complaint alleges that JSI owes All American approximately $700,000 related to termination of a distribution agreement. The Complaint also alleges that All American was induced to refrain from terminating the agreement until after the JSI business had been discontinued. All American claims that such actions constituted fraud and that it is entitled to treble (triple) damages. All American has also alleged that JMAR is the “alter ego” of JSI and based on that theory should be held responsible for the obligations of JSI. While recognizing that the approximately $700,000 in indebtedness may be owed by JSI to All American under the agreement, JSI asserts that the obligations are merely of a contractual nature and strongly disputes that any of the actions taken constitute fraud. JMAR also disputes that it is the “alter ego” of JSI in light of the facts that JSI is a separately incorporated entity that has been more than adequately capitalized over its years of operations and, that JSI, and not JMAR, was the party to the Distributor Agreement and was the sole direct contact with All American. JMAR believes that there is insufficient evidence to support the alter ego theory and believes that it will ultimately prevail on this issue. JMAR and JSI intend to vigorously contest any claims by All American that it is owed more than $700,000.

Item 2. Changes in Securities.

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 2,778 shares of Common Stock to its outside directors as compensation for services as directors in January, 2003. These transactions were exempt under Section 4(2) of the Securities Act of 1933 (the “Act”).

(c)(ii) In March, 2003, the Company issued a $3 million revolving Convertible Note (“Laurus Convertible Note”) to Laurus Master Fund Ltd. (“Laurus”). The Laurus Convertible Note has a fixed conversion price of $0.92 per share (subject to adjustment downward only upon a default by the Company and subject to upward adjustment after $2 million has been converted). Also issued in this transaction were Warrants to purchase 400,000 shares of common stock at prices ranging from $1.058 to $1.33 per share. These issuances were exempt under Section 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 99.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K on February 7, 2003 related to the restructuring of operations to sharpen its focus on its Collimated Plasma Lithography business area. Under the restructuring, the Company announced that it is selling its Precision Systems, Inc. motion and metrology equipment manufacturing operation, and is forming its JMAR Research, JMAR/SAL NanoLithography, and JMAR Semiconductor operations into a single corporate entity with three specialized divisions.

The Company filed a Report on Form 8-K on March 17, 2003 related to the completion of a financing involving the sale of two series of Preferred Stock for a total of $2,000,000 in gross proceeds.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

May 14, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 14, 2003