Form 10-Q
period 2003-06-30
JMAR TECHNOLOGIES INC
filed 2003-08-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 11, 2003).

Common Stock, $.01 par value: 25,316,328 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – June 30, 2003 (unaudited) and December 31, 2002	2
	Consolidated Statements of Operations (unaudited) – Three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002	3
	Consolidated Statements of Comprehensive Loss (unaudited) – Three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	25
Item 3.	N/A
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	N/A
Item 6.	Exhibits and Reports on Form 8-K	25

PART I – FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,144,825	$2,246,264
Restricted cash	668,416	1,550,000
Accounts receivable, net	2,500,459	2,894,393
Inventories	381,358	389,467
Current assets held for sale	744,061	1,349,758
Prepaid expenses and other	813,995	524,863

Total current assets	7,253,114	8,954,745
Property and equipment, net	957,011	1,248,198
Intangible assets, net	743,487	930,056
Other assets	196,253	197,754
Goodwill, net	3,790,907	3,790,907

TOTAL ASSETS	$12,940,772	$15,121,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,932,795	$1,864,405
Accrued liabilities	804,665	1,558,307
Accrued payroll and related costs	583,269	797,987
Customer deposits	145,277	832,607
Line of credit and notes payable	3,135,954	1,556,405
Current liabilities of assets held for sale, including notes payable	2,195,118	3,125,151

Total current liabilities	8,797,078	9,734,862

Notes payable and other long-term liabilities, net of current portion	510,192	1,708,804

Redeemable convertible preferred stock, 133,261 shares issued and outstanding as of June 30, 2003	794,509	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 133,261 shares issued and outstanding as of June 30, 2003 included in redeemable convertible preferred stock above, and none issued and outstanding as of December 31, 2002	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 24,718,728 shares as of June 30, 2003 and 23,852,024 shares as of December 31, 2002	247,188	238,520
Additional-paid in capital	58,262,616	56,636,991
Accumulated deficit	(55,670,811)	(53,197,517)

Total stockholders’ equity	2,838,993	3,677,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,940,772	$15,121,660

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2003 and 2002
and Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Sales	$5,027,654	$4,585,622	$9,761,368	$8,194,277
Costs of sales	4,055,835	3,117,815	7,878,565	5,679,378

Gross profit	971,819	1,467,807	1,882,803	2,514,899

Operating expenses:
Selling, general and administrative	1,219,960	1,390,313	2,393,570	2,492,176
Asset writedown	200,056	—	200,056	—
Research and development	119,323	190,341	221,832	383,132

Total operating expenses	1,539,339	1,580,654	2,815,458	2,875,308

Loss from operations	(567,520)	(112,847)	(932,655)	(360,409)
Realized gain on sale of marketable securities	—	—	—	1,349,721
Interest and other income	42,866	20,285	66,457	38,514
Interest and other expense	(125,700)	(60,054)	(230,826)	(117,846)

Income (loss) from continuing operations before income taxes	(650,354)	(152,616)	(1,097,024)	909,980
Income tax expense	—	(484,423)	—	(484,423)

Income (loss) from continuing operations	(650,354)	(637,039)	(1,097,024)	425,557
Loss from operations of discontinued operations	(686,830)	(365,126)	(1,146,817)	(2,175,343)

Net loss	(1,337,184)	(1,002,165)	(2,243,841)	(1,749,786)
Preferred stock dividends	(224,030)	—	(229,453)	—

Loss applicable to common stock	$(1,561,214)	$(1,002,165)	$(2,473,294)	$(1,749,786)

Basic and diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.03)	$(0.03)	$(0.05)	$0.02
Loss per share from discontinued operations	(0.03)	(0.01)	(0.05)	(0.10)

Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.04)	$(0.10)	$(0.08)

Shares used in computation of basic and diluted income (loss) per share:
Basic	24,236,140	23,841,609	24,065,809	23,103,559

Diluted	24,236,140	23,841,609	24,065,809	23,998,349

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended June 30, 2003 and 2002
and Six Months Ended June 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net loss	$(1,337,184)	$(1,002,165)	$(2,243,841)	$(1,749,786)

Other comprehensive loss:
Holding loss on marketable securities	—	—	—	(75,143)
Reclassification adjustment for gains included in net loss	—	—	—	(1,349,721)

Other comprehensive loss	—	—	—	(1,424,864)

Comprehensive loss	$(1,337,184)	$(1,002,165)	$(2,243,841)	$(3,174,650)

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2003 and 2002
(Unaudited)

	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Income (loss) from continuing operations	$(1,097,024)	$425,557
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	342,245	297,791
Services received in exchange for common stock	5,402	3,000
Gain on sale of marketable securities	—	(1,349,721)
Asset writedown	200,056	—
Change in assets and liabilities:
Accounts receivable, net	393,934	(1,030,294)
Inventories	8,109	(1,433,873)
Prepaid expenses and other	(187,535)	59,042
Customer deposits	(687,330)	(258,439)
Accounts payable and accrued liabilities	(894,664)	200,037

Net cash used in continuing operations operating activities	(1,916,807)	(3,086,900)

Loss from discontinued operations	(1,146,817)	(2,175,343)
Changes in net assets and liabilities of discontinued operations	(390,530)	(300,945)

Net cash used in discontinued operations	(1,537,347)	(2,476,288)

Net cash used in operating activities	(3,454,154)	(5,563,188)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	1,399,746
Capital expenditures	(48,542)	(115,697)
Intangible assets, other assets and goodwill	(53,120)	390,917

Net cash provided by (used in) investing activities	(101,662)	1,674,966

Cash flows from financing activities:
Net proceeds from the issuance of preferred and common stock	1,957,974	1,753,420
Net borrowings (payments) under line of credit	614,819	(825,000)
Decrease in restricted cash	881,584	825,000

Net cash provided by financing activities	3,454,377	1,753,420

Net decrease in cash and cash equivalents	(101,439)	(2,134,802)
Cash and cash equivalents, beginning of period	2,246,264	4,076,894

Cash and cash equivalents, end of period	$2,144,825	$1,942,092

Cash paid for interest	$78,391	$26,828

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the six months ended June 30, 2003, the holder of Series A and B Convertible Preferred Stock converted $667,392 of the Preferred Stock into 758,400 shares of common stock of the Company (see Note 10).

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

     In furtherance of its efforts to focus its resources on its CPL business, during the latter half of 2002, the Company concluded that its precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that business’ products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling this business and, in July 2003, the Company completed the sale of this business.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three and six months ended June 30, 2002 has been restated to reflect the discontinuation of the precision equipment business (See Note 8).

     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2003 and 2002, have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The Company incurred significant losses for the years ended December 31, 2002 and 2001 and for the six months ended June 30, 2003. As of June 30, 2003, the Company has stockholders’ equity of approximately $2.8 million and a deficit working capital of $1.5 million. Management has taken steps to reduce its future cash flow requirements through the discontinuance of its standard semiconductor products and precision equipment businesses mentioned above. Additionally, management has completed additional debt and preferred stock financings in the first quarter of 2003 (see Notes 9 and 10). Management believes that the Company has adequate resources to fund its operations and working capital requirements through December 31, 2003. However, the Company is expecting an additional funding of $2.6 million within the next several months under its DARPA contract. If this funding is delayed, the Company may need to obtain financing to continue the work under the contract. Also, the Company has $1.2 million in debt due in February, 2004 to the former creditors of SAL, Inc., which the Company acquired in August, 2001. The Company has had preliminary discussions with the representative of the noteholders of this debt regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. If the Company is unsuccessful in its negotiations with the noteholders, it will need to raise additional financing to extinguish this debt. In addition, in the first quarter of 2004, the Company expects a normal funding delay under its DARPA contract requiring the Company to finance costs incurred on this contract prior to the receipt of funds. Additional financing will also be required for other working capital requirements in 2004 and to complete or accelerate the development of its CPL systems. There can be no assurance that additional financings will be available when needed, on reasonable terms, or at all.

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

     In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. Management believes the implementation of EITF 00-21 will not have a material effect upon the Company’s financial statements.

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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

the implementation of this Interpretation will not have a material effect upon the Company’s consolidated financial statements.

     In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial position or results of its operations.

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

		Three Months Ended June 30,		Six Months Ended June 30,

		2003	2002	2003	2002

Net loss:	As Reported	$(1,337,184)	$(1,002,165)	$(2,243,841)	$(1,749,786)
	Pro Forma	(2,271,060)	(2,591,845)	(3,190,683)	(3,341,998)
Basic and diluted	As Reported	(0.06)	(0.04)	(0.10)	(0.08)
loss per share:	Pro Forma	(0.09)	(0.11)	(0.13)	(0.14)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 2.74 percent (4 percent in 2002); expected dividend yields of 0 percent; expected lives of 6 years and expected volatility of 142 percent.

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 350,000 shares under the Research Division Plans, 550,000 shares under the JPSI Plans and 25,000 shares under the Microelectronics Division Plan (the “Plans”). The options granted under the JPSI Plans expire 60 days after termination of employment, therefore, effective as of September 16, 2003 all but 53,000 warrants under the JPSI Plans will have expired unless exercised due to the sale of JPSI and termination of JPSI employees. Under all Plans, the option or warrant exercise price is equal to or more than the stock’s market price on date of grant. During the quarter ended June 30, 2003, 355,000 options were granted pursuant to the 1999 Plan.

(4)  Inventories

     Inventories are carried at the lower of cost on the first-in, first-out basis or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2003 and December 31, 2002, inventories consisted of the following:

	June 30, 2003	December 31, 2002

	(Unaudited)
Raw materials, components and sub-assemblies	$215,144	$222,077
Work-in-process	84,489	125,315
Finished goods	81,725	42,075

	$381,358	$389,467

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

(5)  Property and Equipment

     At June 30, 2003 and December 31, 2002, property and equipment consisted of the following:

	June 30, 2003	December 31, 2002

	(Unaudited)
Equipment and machinery	$2,760,094	$2,983,443
Furniture and fixtures	435,043	420,188
Leasehold improvements	280,283	280,283

	3,475,420	3,683,914
Less-accumulated depreciation	(2,518,409)	(2,435,716)

	$957,011	$1,248,198

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

     Research Division (formerly JMAR Research) – This segment’s role is as an innovator of laser and laser-produced plasma technologies for the Company’s CPL Source, EUV generators, and related products such as high-brightness lasers. During the six months ended June 30, 2003 and 2002, this segment accounted for approximately 31% and 26%, respectively, of the Company’s revenues.

     Systems Division (formerly JMAR/SAL NanoLithography) – This segment encompasses the development of X-ray lithography steppers, and the product engineering, production and integration of CPL light sources and complete CPL stepper systems. During the six months ended June 30, 2003 and 2002, this segment accounted for approximately 42% and 59%, respectively, of the Company’s revenues.

     Microelectronics Division – In 2002, JMAR discontinued the standard products business and the assets of its Sacramento operations were sold to JSI Microelectronics, Inc., a wholly-owned subsidiary of the Company, now the Microelectronics Division. This segment provides process integration and maintenance support for the Defense Microelectronics Activity semiconductor fabrication facility in Sacramento, California, and ASIC design and production capability for the military and commercial markets. During the six months ended June 30, 2003 and 2002, this segment accounted for approximately 27% and 15%, respectively, of the Company’s revenues.

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

     Segment information for the three and six months ended June 30, 2003 and 2002 (excluding discontinued operations) is as follows (2002 has been restated to reflect the new business segments):

	Research	Systems	Microelectronics
	Division	Division	Division	Corporate	Total

Six Months Ended June 30, 2003:
Revenues	$3,053,292	$4,099,364	$2,608,712	$—	$9,761,368
Operating income (loss)	234,271	(843,381)	104,793	(228,282)	(732,599)
Asset writedown	(200,056)	—	—	—	(200,056)
Total assets	2,588,993	5,615,588	1,692,140	2,299,990	12,196,711
Goodwill	—	3,790,907	—	—	3,790,907
Capital expenditures	31,722	2,578	10,719	3,523	48,542
Depreciation and amortization	117,494	161,805	10,885	52,061	342,245
Three Months Ended June 30, 2003:
Revenues	1,603,742	2,360,496	1,063,416	—	5,027,654
Operating income (loss)	168,843	(473,168)	60,778	(123,917)	(367,464)
Asset writedown	(200,056)	—	—	—	(200,056)
Capital expenditures	27,832	2,578	9,312	3,523	43,245
Depreciation and amortization	59,687	85,896	6,189	28,077	179,849
Six Months Ended June 30, 2002:
Revenues	2,124,122	4,867,090	1,203,065	—	8,194,277
Operating income (loss)	175,520	(187,345)	244,922	(593,506)	(360,409)
Total assets	6,148,554	7,836,771	1,501,082	2,221,177	17,707,584
Goodwill	—	3,739,777	—	—	3,739,777
Capital expenditures	58,154	56,495	—	1,048	115,697
Depreciation and amortization	101,722	151,712	2,218	42,139	297,791
Three Months Ended June 30, 2002:
Revenues	421,959	3,471,760	691,903	—	4,585,622
Operating income (loss)	30,675	(26,391)	116,108	(233,239)	(112,847)
Capital expenditures	17,224	13,139	—	—	30,363
Depreciation and amortization	66,265	87,898	(918)	21,584	174,829

     The asset writedown of $200,056 relates to an asset held by the Research Division that will not be used by the Company in the future.

     Sales to the United States Government aggregated $3,499,673, $5,925,018, $3,325,692 and $5,939,232 for the three and six months ended June 30, 2003 and 2002, respectively. In addition, sales to General Dynamics Advanced Information Systems were $1,058,881, $2,556,107, $588,613 and $1,000,696 for the three and six months ended June 30, 2003 and 2002, respectively.

(7)  Comprehensive Loss

     The other comprehensive loss for the six months ended June 30, 2002 represents the Company’s investment in Bede plc (“Bede”). In January 2002, the Company sold its remaining 545,500 shares of its investment in Bede for net proceeds of approximately $1.4 million. The gain from that transaction of $1,349,721 is included in this Consolidated Statement of Operations for the six months ended June 30, 2002. For the three and six months ended June 30, 2003, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for that period. For the six months ended June 30, 2002, the Company had an additional unrealized loss on marketable securities of $75,143 for the period from January 1, 2002 to the sale date of the securities, however, that loss was realized as a result of the sale of the securities.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

(8)  Discontinued Operations/Assets Held for Sale

     The loss from operations of discontinued operations of $686,830 and $1,146,817 for the three and six months ended June 30, 2003 includes $270,761 and $311,977, respectively, related to the standard semiconductor products business and $416,069 and $834,840, respectively, related to the precision equipment business. In July 2003, the Company sold JPSI to several private investors (see Note 14). In accordance with SFAS No. 144, the results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to take action to sublease the facility and move JSI into a smaller facility. The Company does not yet have a subtenant for this facility and, as of June 30, 2003, the Company has approximately $433,000 accrued for estimated future losses under this lease including $150,000 accrued in the quarter ended June 30, 2003. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. If the Company is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     At June 30, 2003 and December 31, 2002, net assets and liabilities of assets held for sale consisted of the following:

	June 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash	$26,107	$101,238
Accounts receivable	551,545	454,557
Inventories	143,403	727,983
Prepaid expenses and other	23,006	65,980

	$744,061	$1,349,758

Current Liabilities:
Payable to distributor	$692,314	$692,314
Facility lease accrual	638,621	548,374
Accounts payable	378,027	1,154,463
Employee related contractual commitments	335,834	555,000
Note payable	150,322	175,000

	$2,195,118	$3,125,151

(9)  Line of Credit

     In March 2003, the Company entered into a $3 million Revolving Fixed Price Convertible 3 Year Note (the “Working Capital Line”) with Laurus Master Fund (“Laurus”) replacing its previous bank credit agreement, which required a compensating balance of $1.5 million at December 31, 2002. Advances under the Working Capital Line are up to 85% of eligible accounts receivable of the Company. The Company can convert a portion of the principal outstanding under the Working Capital Line to common stock at $.92 per share (the “Conversion Price”) if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. Laurus can convert any portion of the principal outstanding to common stock at the Conversion Price any time the market price of the Company’s common stock is in

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

excess of the Conversion Price. After the first $2 million of conversions into common stock, the Conversion Price will be adjusted upward. The interest rate on the Working Capital Line is prime (4 percent at June 30, 2003) plus .75 percent, subject to a floor of 5 percent. The Working Capital Line requires that the Company’s quick ratio be .90 or higher. The Company’s quick ratio was .80 at June 30, 2003. Quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities exclusive of current liabilities of assets held for sale. The Company has received a waiver from Laurus waiving compliance of this covenant during the period from June 30, 2003 to October 1, 2003. The amount outstanding at June 30, 2003 under the Working Capital Line was $2.2 million.

(10)  Equity Transactions

     In February 2003, under its Universal Blank Shelf Registration Statement, the Company sold 100,000 shares of its common stock for gross proceeds of $100,000. In connection with this transaction, the Company issued to the purchaser warrants to purchase 20,000 shares of its common stock at an exercise price of $1.25 per share.

     In March 2003, the Company also sold for cash, under its Universal Blank Shelf Registration Statement, $1 million of 8 percent Series A Convertible Preferred Stock (“Series A Preferred”) to Laurus at a fixed conversion price of $.88 per share. The Series A Preferred is redeemable in two years, if not previously converted. Except for the conversion price, the conversion terms of the Series A Preferred are the same as the conversion terms of the Working Capital Line. The proceeds received under the Series A Preferred were initially restricted, however, the funds are released as the Preferred Stock is converted to common stock. As of June 30, 2003, restricted cash was $668,416. During the three and six months ended June 30, 2003, Laurus converted $327,448 of the Series A Preferred into 372,100 shares of common stock of the Company. An additional $162,800 of Series A Preferred was converted in July 2003.

     In addition, in March, 2003, the Company sold for cash, under its Universal Blank Shelf Registration Statement, $1 million of 3 percent Series B Convertible Preferred Stock (“Series B Preferred”) to Laurus at a fixed conversion price of $.88 per share. The Series B Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in twelve equal monthly installments starting October 1, 2003, if not previously converted. Conversions to equity are offset against the required principal repayments and, as a result of conversions to date, the first installment payment is scheduled for May, 2004. Except for the conversion price, the conversion terms of the Series B Preferred are the same as the conversion terms of the Working Capital Line. In the six months ended June 30, 2003, Laurus converted $339,944 of the Series B Preferred into 386,300 shares of common stock of the Company. An additional $288,640 of Series B Preferred was converted in July 2003.

     In connection with all of the above financing transactions with Laurus, the Company issued to Laurus warrants to purchase 550,000 shares of common stock at prices ranging from $1.058 to $1.33. In addition, Laurus will be issued a warrant to purchase one share of common stock for every $20 of principal under the Working Capital Line converted to equity, up to a total of 150,000 shares, at an exercise price of $1.15 per share. The Company valued all of these warrants using the Black-Scholes model and recorded the fair value of $374,000 as a discount to the convertible debt and preferred stock. As a result of the convertible securities issued to Laurus described above, the Company recorded an additional discount of $444,000 representing the intrinsic value of the beneficial conversion feature for the convertible debt and preferred stock, which will be amortized over the redemption period of the preferred stock and the life of the debt using the effective interest method. Included in the loss applicable to common stock in the Statement of Operations for the six months ended June 30, 2003 is preferred stock dividends of $229,453 which represents $27,604 of dividends paid in cash and $201,849 related to the beneficial conversion feature. Included in interest expense for the six months ended June 30, 2003 is $7,109 related to the beneficial conversion feature attributable to the convertible debt. In addition, there will be an additional beneficial conversion feature in the amount of $32,000 recorded as additional borrowings are made against the Working Capital Line and an additional beneficial conversion charge of $94,000 will be recorded prorata upon conversion of the convertible debt for the warrants issued thereon. In connection with the Preferred Stock issuances, the Company paid Laurus fees of $109,000 and incurred other costs of approximately $33,000.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

(11)  Earnings (Loss) Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2003 and 2002, the denominator in the diluted net loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options and shares underlying convertible debt and preferred stock. As of June 30, 2003 and 2002, the Company had outstanding warrants, stock options and shares underlying convertible debt and preferred stock of 9,256,312 and 4,000,043, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share. For the six months ended June 30, 2002, the diluted income from continuing operations was computed by dividing the income from continuing operations by the sum of the weighted average number of shares of common stock (23,103,559) plus dilutive employee stock options and warrants (894,790).

(12)  Intangible Assets

     The Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (“FASB 142”) effective January 1, 2002. In accordance with FASB 142, the Company does not amortize goodwill. The Company’s goodwill of $3,790,907 at June 30, 2003 and December 31, 2002 is related to the Systems Division, acquired in August 2001. As of June 30, 2003, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Patents	$935,108	$354,121	$580,987
Unpatented Technology	450,000	287,500	162,500

			$743,487

     Aggregate amortization expense of the intangible assets with determinable lives was $69,816 and $139,593 for the three and six months ended June 30, 2003, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense

2003	$133,516
2004	182,002
2005	23,362
2006	23,362
2007	23,362
2008	23,361
Beyond	334,522

$743,487

(13)  Legal Proceeding

     Following the discontinuance of the standard semiconductor products business of JMAR Semiconductor, Inc. (“JSI”) in the first quarter of 2002, JSI sought to negotiate debt reductions from the creditors associated with the discontinued portion of its business. JSI was a party to a Distributor Agreement with All American Semiconductor, Inc. (“All American”) under which All American had purchased approximately $700,000 of JSI chips for resale to customers. The Company reflected the proceeds as deferred revenue (a liability) and not as revenue pending sale to the ultimate customer. Under the terms of the Distributor Agreement, if All American properly terminated the Distributor Agreement, it had the right to

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

require JSI to repurchase those chips for the $700,000 paid by All American. Soon after the announcement by JMAR that JSI had discontinued its standard chip business, All American gave notice of termination of the Distributor Agreement and returned the chips it held, creating an obligation on JSI’s part to repay approximately $700,000 to All American. The $700,000 claim of All American is included in the total of approximately $2.2 million of current liabilities of assets held for sale that are included on JMAR’s Consolidated Balance Sheet at June 30, 2003 (see Note 8).

     In September, 2002, a Complaint was filed by All American against JSI and JMAR in San Diego Superior Court. The Complaint alleges that JSI owes All American approximately $700,000. The Complaint also alleges that All American was induced to refrain from terminating the agreement until after the JSI business had been discontinued. All American claims that such actions constituted fraud and that it is entitled to treble (triple) damages. All American has also alleged that JMAR is the “alter ego” of JSI and based on that theory should be held responsible for the obligations of JSI. While recognizing that the approximately $700,000 in indebtedness may be owed by JSI to All American under the agreement, JSI asserts that the obligations are merely of a contractual nature and strongly disputes that any of the actions taken constitute fraud. JMAR also disputes that it is the “alter ego” of JSI in light of the facts that JSI is a separately incorporated entity that has been more than adequately capitalized over its years of operations and, that JSI, and not JMAR, was the party to the Distributor Agreement and was the sole direct contact with All American. JMAR believes that there is insufficient evidence to support the alter ego theory and believes that it will ultimately prevail on this issue. JMAR and JSI are vigorously contesting any claims by All American that it is owed more than $700,000. In May, 2003, All American amended its Complaint to add JSI Microelectronics, Inc. (“JME”) as a defendant. In July, 2003 the defendants’ Demurrer was granted with the Court allowing All American to refile an Amended Complaint. Because JMAR, JME and JSI believe the All American Complaint remains defective and does not state valid claims, JMAR, JSI and JME have recently filed another Demurrer and Motion to Strike. The parties have engaged in a Mediation process in an attempt to settle this action, but there are no assurances this matter will settle prior to trial.

     After unsuccessfully engaging in efforts to sell the standard chip portion of JSI, in the fourth quarter of 2002, JSI transferred all of its assets and liabilities to a third party fiduciary in an assignment for the benefit of creditors. Under this state law procedure, the assignee liquidated the JSI assets and the proceeds from the sale of those assets will be equitably distributed among the creditors of JSI and the claims of creditors of JSI are limited to those proceeds. Following the assignment of those assets, the fiduciary sold those assets to JSI Microelectronics, Inc., a wholly-owned subsidiary of the Company, at a price equal to a 10% premium over an independently appraised value of those assets, with the purchase price consisting of cash, assumption of certain trade debt owed to suppliers who are critical to the ongoing operations and the waiver of any claims on debt owed by JSI to the Company. The Company has accounted for this transaction by recording the purchase of the assets at the lower of cost or fair value and the remaining amount of the liabilities owed to the unsecured creditors by JSI are reflected in net current liabilities of assets held for sale in the accompanying Consolidated Balance Sheet.

(14)  Subsequent Event

     In July 2003, the Company sold JPSI to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and non-interest bearing promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are secured by the assets of JPSI and the lease obligation is secured by personal property of the buyers. In addition, all JPSI receivables as of the closing were assigned to JMAR and JMAR agreed to pay all trade and employee related liabilities existing as of the closing and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. In accordance with SFAS No. 144, the results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations.

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

     In furtherance of its efforts to focus its resources on its CPL business, the Company concluded during the latter half of 2002 that the precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that segment’s products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling that business and, in July 2003, the Company completed the sale of this business.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three and six months ending June 30, 2002 has been restated to reflect the discontinuation of the precision equipment business.

     As a result of these decisions, and to streamline the Company’s operations and better support the commercialization of its emerging CPL semiconductor manufacturing systems and related technologies, the Company now operates in three business segments: the Research Division, the Systems Division and the Microelectronics Division.

Results of Consolidated Operations

     Total revenues for the three months ended June 30, 2003 and 2002 were $5,027,654 and $4,585,622, respectively. The net loss for the three months ended June 30, 2003 and 2002 was

$(1,337,184) and $(1,002,165), respectively. The loss from continuing operations for those same periods was $(650,354) and $(637,039), respectively, while the loss from operations for those same periods was $(567,520) and $(112,847), respectively.

     Total revenues for the six months ended June 30, 2003 and 2002 were $9,761,368 and $8,194,277, respectively. The net loss for the six months ended June 30, 2003 and 2002 was $(2,243,841) and $(1,749,786), respectively. The income (loss) from continuing operations for those same periods was $(1,097,024) and $425,557, respectively, while the loss from operations for those same periods was $(932,655) and $(360,409), respectively.

     Included in the net loss for the three and six months ended June 30, 2003 is a loss from operations of discontinued operations of $(686,830) and $(1,146,817), respectively. Included in the net loss and loss from operations for the three and six months ended June 30, 2003 is an asset writedown of $200,056. Included in the net loss and income from continuing operations for the six months ended June 30, 2002 is a gain on the sale of marketable securities of $1,349,721. Also, included in the net loss for the three and six months ended June 30, 2002 is a loss from operations of discontinued operations of $(365,126) and $(2,175,343), respectively, and a deferred income tax expense of $484,423 resulting from an increase in the valuation allowance against the Company’s deferred tax assets.

     The increase in revenues for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 was primarily attributable to an increase in contract revenues at the Microelectronics Division of $470,268 and $1,555,411, respectively, related to the receipt of approximately $5 million in contracts from General Dynamics Advanced Information Systems (“GDAIS”) in February 2003. In May, 2002, the Systems Division received an approximately $10 million contract from Naval Air Warfare Center AD for sub-100nm x-ray masks for Next Generation Lithography Systems (the “Navair Contract”). In addition, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, there was an increase in the Navair Contract revenues of $876,439 offset by a decrease in revenues related to the DARPA contract of $890,653.

     Gross margins for the six months ended June 30, 2003 and 2002 were 19.3% and 30.7%, respectively. Gross margins for the three months ended June 30, 2003 and 2002 were 19.3% and 32.0%, respectively. The Company’s margins are low because the majority of its revenues are from government contracts or subcontracts, which inherently generate lower margins than product revenues. The further decrease in the gross margin in 2003 was due to lower margins at the Systems Division related to non-DARPA contracts for the six months ended June 30, 2003 (11.4%) compared to 2002 (17.1%). This reduction is related to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of some of the costs incurred due to limited funding on that contract. In addition, the Company started another contract later in 2002, which has low margins due to estimated costs overruns on that contract. In addition, gross margins on the DARPA contract were lower for the six months ended June 30, 2003 (30.6%) compared to 2002 (37.6%) due to higher overhead costs in 2003 at the Systems Division. Also, gross margins on the Microelectronics Division contract with GDAIS were lower for the six months ended June 30, 2003 (15.1%) compared to 2002 (34.2%) due to a contract cost overrun of $70,000 recorded in 2003 and a higher amount of material costs in 2003. The majority of the Company’s revenues in 2003 will be derived from government contracts or subcontracts, so gross margins will continue at similar levels as they have been for the first six months of 2003.

     Selling, general and administrative (“SG&A”) expenses for the six months ended June 30, 2003 and 2002 were $2,393,570 and $2,492,176, respectively. SG&A expenses for the three months ended June 30, 2003 and 2002 were $1,219,960 and $1,390,313, respectively. The decrease in SG&A expenses for 2003 was primarily attributable to lower legal costs in 2003 and a reduction in SG&A costs of the Systems Division.

     The asset writedown of $200,056 relates to an asset held by the Research Division that will not be used by the Company in the future.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $3,134,489 and $2,814,968 for the three months ended June 30, 2003 and 2002, respectively, and $5,541,764 and $4,805,326 for the six month periods ended June 30, 2003 and 2002, respectively. The increase in Customer-Funded RD&E expenditures for the six months ended June 30, 2003 is related to an increase in other contract costs of $1,048,676 incurred by the Systems Division (approximately $797,845 of which is related to the Navair Contract) offset by a decrease in contract costs of $312,238 related to the DARPA contract. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $119,323 and $190,341 for the three months ended June 30, 2003 and 2002, respectively, and $221,832 and $383,132 for the six months ended June 30, 2003 and 2002, respectively. Hence, total RD&E expenditures for the three month periods were $3,253,812 and $3,005,309 for 2003 and 2002, respectively, and $5,763,596 and $5,188,458 for the six month periods in 2003 and 2002, respectively. Total RD&E expenditures as a percentage of sales were 64.7% and 65.5% for the three months ended June 30, 2003 and 2002, respectively, and 59.0% and 63.3% for the six months ended June 30, 2003 and 2002, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry.

     The loss from operations of discontinued operations of $686,830 and $1,146,817, respectively, for the three and six months ended June 30, 2003 includes $270,761 and $311,977, respectively, related to the standard semiconductor products business and $416,069 and $834,840, respectively, related to the precision equipment business. The loss from operations of discontinued operations of $365,126 and $2,175,343, respectively, for the three and six months ended June 30, 2002 includes none and $1,185,861, respectively, related to the standard semiconductor products business and $365,126 and $989,482, respectively, related to the precision equipment business. In July 2003, the Company sold JPSI to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are secured by the assets of JPSI and the lease obligation is secured by personal property of the buyers. In addition, all JPSI receivables as of the closing were assigned to JMAR and JMAR agreed to pay all trade and employee related liabilities existing as of the closing and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. The results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations in 2003. The decrease in the loss of discontinued operations is primarily due to the shutdown of the operations of JSI in 2002.

     In September 2000, JMAR Semiconductor, Inc. (“JSI”) moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to take action to sublease the facility and move JSI into a smaller facility. The Company does not yet have a subtenant for this facility and, as of June 30, 2003, the Company has approximately $433,000 accrued for estimated future losses under this lease, including $150,000 accrued in the quarter ended June 30, 2003. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. If the Company is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     The gain on sale of marketable securities of $1,349,721 for 2002 is related to the sale of the Company’s remaining 545,500 shares of its investment in Bede plc (“Bede”) in January 2002.

     Interest and other expense for the three months ended June 30, 2003 and 2002 was $125,700 and $60,054, respectively, and for the six months ended June 30, 2003 and 2002 was $230,826 and $117,846, respectively. Interest and other expense are higher for 2003 versus 2002 due to the financing transactions the Company entered into in 2003 (see “Consolidated Liquidity and Financial Condition” below). Included in interest expense for the three and six months ended June 30, 2003 is $7,109 related to the beneficial conversion feature.

     Included in the loss applicable to common stock in the Statement of Operations for the three and six months ended June 30, 2003 is preferred stock dividends of $224,030 and $229,453, respectively.

     The amount for the six months ended June 30, 2003 represents $27,604 dividends paid in cash and $201,849 related to the beneficial conversion feature.

Results of Segment Operations

     The results of segment operations (excluding corporate costs allocable to discontinued operations) for the three and six months ending June 30, 2003 and 2002 are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

			Operating				Operating
	Revenues		Income (Loss)		Revenues		Income (Loss)

	2003	2002	2003	2002	2003	2002	2003	2002

Research Division	$1,603,742	$421,959	$168,843	$30,675	$3,053,292	$2,124,122	$234,271	$175,520
Systems Division	2,360,496	3,471,760	(473,168)	(26,391)	4,099,364	4,867,090	(843,381)	(187,345)
Microelectronics Division	1,063,416	691,903	60,778	116,108	2,608,712	1,203,065	104,793	244,922

	$5,027,654	$4,585,622	$(243,547)	$120,392	$9,761,368	$8,194,277	$(504,317)	$233,097

     The $1,181,783 increase in revenues for the Research Division for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 and the $929,170 increase in revenues for the Research Division for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is primarily due to approximately $1.5 million in unfunded costs incurred related to its lithography work for DARPA in the quarter ended June 30, 2002 which were recognized as revenue in the quarter ended September 30, 2002 when the funding was received. The operating income of the Research Division as a percentage of revenues is higher for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 due to lower overhead costs in 2003.

     The $1,111,264 decrease in revenues for the Systems Division for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 and the $767,726 decrease in revenues for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is primarily due to lower revenues related to the DARPA contract. In addition to the lower revenues in 2003, the $446,777 and $656,036 increase in the operating loss of the Systems Division for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 is due to a decrease in the gross margin in 2003 primarily due to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of some of the costs incurred due to the limited funding on that contract. In addition, the Systems Division started another contract later in 2002, which has low margins due to estimated cost overruns on that contract. Due to these losses, in July 2003 the Systems Division reduced its headcount by 20 percent. Several sales and marketing positions at the Systems Division were eliminated as a result of the consolidation of the sales and marketing activity with the hiring of John Ricardi as Vice President of Business Development. The balance of the reductions were for positions deemed not critical to the ongoing CPL commercialization effort.

     The increase in revenues of $371,513 and $1,405,647 for the Microelectronics Division for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002 is due to the receipt of approximately $5 million in additional contracts in February, 2003 from General Dynamics Advanced Information Systems to enhance the semiconductor wafer fabrication processes installed at the foundry at McClellan Air Force Base in Sacramento owned by the Defense Microelectronics Agency. The decrease in the operating income of $55,330 and $140,129 of the Microelectronics Division despite the higher revenues is primarily due to lower margins in 2003 due to a contract cost overrun of approximately $70,000 recorded in 2003, and a higher allocation of corporate costs in 2003.

Consolidated Liquidity and Financial Condition

     Unrestricted cash and cash equivalents at June 30, 2003 was $2,144,825. The decrease in unrestricted cash and cash equivalents during the six months ended June 30, 2003 of $101,439 resulted primarily from cash used in continuing operations of $1,916,807 primarily related to operating losses and a reduction in liabilities, and cash used in discontinued operations of $1,537,347 offset by proceeds from the issuance of preferred and common stock of $1,957,974, a decrease in restricted cash of $881,584 and a net increase in line of credit borrowings of $614,819.

     JMAR’s operations will continue to require the use of cash in 2003 and into 2004 for, among other requirements, 1) certain CPL commercialization costs not covered by existing contracts; 2) temporary funding delays related to government contracts; and 3) corporate costs, primarily related to the cost of being a public company. Working capital (deficit) as of June 30, 2003 and December 31, 2002 was $(1,543,964) and $(780,117), respectively. The increase in the working capital deficit is primarily due to the classification as a current liability as of June 30, 2003 of $1.2 million in notes to the former SAL noteholders due February 2004 and the Company’s losses offset in part by proceeds received from the issuance of preferred stock. The Company has had preliminary discussions with the representative of the SAL noteholders regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. However, there can be no assurance that the terms of this debt will be amended.

     In March 2003, the Company entered into a $3 million Revolving Fixed Price Convertible 3 Year Note (the “Working Capital Line”) with Laurus Master Fund (“Laurus”). Advances under the Working Capital Line are at an advance rate up to 85% of eligible accounts receivable of the Company, however, advances in excess of this formula are allowed, with the consent of Laurus. The Company can convert a portion of the principal outstanding to common stock at $.92 per share (the “Conversion Price”) if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. Laurus can convert any portion of the principal outstanding to common stock at the Conversion Price any time the market price of the Company’s common stock is in excess of the Conversion Price. After the first $2 million of conversions into equity, the Conversion Price will be adjusted upward. The interest rate on the Working Capital Line is prime (4% at June 30, 2003) plus .75 percent, subject to a floor of 5 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be .90 or higher. The Company’s quick ratio was .80 at June 30, 2003. Quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of assets held for sale. The Company has received a waiver from Laurus waiving compliance of this covenant during the period from June 30, 2003 to October 1, 2003. As of June 30, 2003, $2.2 million was outstanding under the Working Capital Line.

     In March 2003, the Company issued $1 million in shares of 8 percent Series A Convertible Preferred (the “Series A Preferred”) to Laurus at a fixed conversion price of $.88 per share. Accrued dividends are payable monthly. The Series A Preferred must be redeemed in two years, if not previously converted. Except for the conversion price, the conversion terms of the Series A Preferred are the same as the conversion terms of the Working Capital Line. The proceeds received under the Series A Preferred are initially restricted, however, the funds are released as the Preferred Stock is converted to common stock. For the six months ended June 30, 2003, Laurus converted $327,448 of the Series A Preferred into 372,100 shares of common stock of the Company. An additional $162,800 of Series A Preferred was converted in July 2003.

     In addition, in March 2003, the Company also issued $1 million in shares of 3 percent Series B Convertible Preferred Stock (the “Series B Preferred”) to Laurus at a fixed conversion price of $.88 per share. Accrued dividends are payable monthly. Principal is payable in cash or stock in twelve equal monthly installments starting October 1, 2003. Except for the conversion price, the conversion terms of the Series B Preferred Stock are the same as the conversion terms of the Working Capital Line. Conversions to equity are offset against the required principal repayments and, as a result of conversions to date, the first installment payment is scheduled for May, 2004. For the six months ended June 30, 2003, Laurus converted $339,944 of the Series B Preferred into 386,300 shares of common stock of the Company. An additional $288,640 of Series B Preferred was converted in July 2003.

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

     Management believes that, including the above financings, the Company has adequate resources to fund operations and working capital requirements through December 31, 2003. However, the Company is expecting an additional funding of $2.6 million within the next several months under its DARPA contract. If this funding is delayed, the Company may need to obtain financing to continue the work under the contract. Also, the Company has $1.2 million in debt due in February 2004 to the former creditors of SAL, Inc., which the Company acquired in August, 2001 (“SAL Notes”). The Company has had preliminary discussions with the representative of the noteholders of this debt regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. If the Company is unsuccessful in its negotiations with the noteholders, it will need to raise additional financing to extinguish this debt. Also, in the first quarter of 2004, the Company expects a normal funding delay under its DARPA contract requiring the Company to finance costs incurred on this contract prior to the receipt of funds. In addition, the Company has determined that it will require additional financing for other working capital requirements in 2004 and to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. However, there can be no assurance that additional financings will be available when needed, on favorable terms, or at all.

     The Company’s stockholders’ equity was $2,838,993 as of June 30, 2003. The Company transferred to the Nasdaq SmallCap Market on May 9, 2003, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards, particularly the above described financings and extinguishment of the SAL Notes with stock. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s common stock, $1.2 million in cash and $1.2 million in notes (the “SAL Notes”). The SAL Notes are convertible into shares of the Company’s common stock at a price of $4.302. The SAL Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s common stock during any ten-day trading period exceeds $6.45. Interest on the SAL Notes is payable quarterly, with the entire principal amount due, if not converted, on February 7, 2004. The resale by the holders of the conversion shares is covered by an effective registration statement. As discussed above, the Company is considering the extinguishment of the SAL Notes with common stock of the Company.

     Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in Convertible Notes. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. This milestone must be met 90 days after the CPL light source is integrated with the stepper at the Systems Division in Vermont and has satisfied certain negotiated source performance criteria. The specific source performance criteria specified in the Merger Agreement have not yet been met, so the 90 day period to satisfy this milestone has not yet commenced. The third earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in Convertible Notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is 180 days after the CPL source is integrated with the stepper at the Systems Division in Vermont and has satisfied the above-mentioned source performance criteria. If earned, this earnout payment is payable 30 days after delivery and acceptance of the system by the customer. The Company is in preliminary discussions with the representative of the holders of these earnouts concerning possible modification of the earnout provisions.

Commitments

     Future minimum annual commitments under bank and other debt agreements, non-cancellable operating leases (net of subleases) and post-employment benefits as of June 30, 2003 are as follows (unaudited):

	2003	2004	2005	2006	2007	Thereafter	Total

Bank and other debt	$—	$1,200,000	$—	$—	$—	$—	$1,200,000
Operating leases	503,448	826,854	496,277	39,970	—	—	1,866,549
Post-employment benefits	97,464	211,172	211,172	211,172	211,172	138,074	1,080,226

	$600,912	$2,238,026	$707,449	$251,142	$211,172	$138,074	$4,146,775

     Excluded from the above table is Series A and B Preferred Stock in the gross amount of $1.3 million. The Series B Preferred Stock in the amount of $660,056 at June 30, 2003 is redeemable, if not previously converted, in twelve equal monthly payments starting January 2004 and the Series A Preferred Stock is redeemable, if not previously converted, in March 2005 (see page 19). Also excluded from the above table is the Company’s $3 million Working Capital Line. The Working Capital Line balance fluctuates based on the amount of accounts receivable of the Company and was $2,170,241 at June 30, 2003.

     As noted above, pursuant to the acquisition of SAL, as described above, its former shareholders and creditors can earn up to two earnout payments upon the satisfaction of certain earnout conditions.

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

     Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. The program manager prepares a statement of work, schedule and budget for each contract. At least monthly, actual costs are compared to budget and technical progress is compared to the planned schedule. The Company prepares an estimate of costs to complete for each contract at least quarterly. Estimated losses based on this review, if any, are fully charged to operations when identified. Actual costs could differ from these estimated costs.

Allowances for Doubtful Accounts

     JMAR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of JMAR’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up estimates the amount of potential losses. Historically, the Company’s losses from bad debts have been minimal.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include the lack of funds to continue development and commercialization of our CPL products in accordance with our proposed schedule of product introductions due to delays in funding of government contracts and delays in securing, or inability to secure, other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise. Other risks include failure of advanced technology and new intellectual property to perform as predicted, concentration of sales to certain markets and customers, such as the semiconductor industry, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, timing of future orders, lack of availability of critical components, customer reorganizations, the failure of pending patents to be issued, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical obsolescence of existing products, technical problems in the development or modification of current products or manufacturing processes, the impact of competitive products and pricing, including the risk that current lithography technologies can continue to economically produce smaller feature sizes or that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt CPL as the lithography alternative, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, the non-payment of the deferred purchase price received in the sale of JPSI, greater JPSI liabilities assumed than estimated, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2002, in the Company’s Form S-3/A filed May 21, 2003 and in the Company’s other filings with the Securities and Exchange Commission.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of June 30, 2003 of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

     There have been no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

JMAR Semiconductor (“JSI”) Liabilities and the All American Lawsuit

     As was previously reported, in September 2002, a Complaint was filed by All American Semiconductor, Inc. (“All American”) against JSI and JMAR in San Diego Superior Court. The Complaint alleges that JSI owes All American approximately $700,000 related to termination of a distribution agreement. The Complaint also alleges that All American was induced to refrain from terminating the agreement until after the JSI business had been discontinued. All American claims that such actions constituted fraud and that it is entitled to treble (triple) damages. All American has also alleged that JMAR is the “alter ego” of JSI and based on that theory should be held responsible for the obligations of JSI. While recognizing that the approximately $700,000 in indebtedness may be owed by JSI to All American under the agreement, JSI asserts that the obligations are merely of a contractual nature and strongly disputes that any of the actions taken constitute fraud. JMAR also disputes that it is the “alter ego” of JSI in light of the facts that JSI is a separately incorporated entity that has been more than adequately capitalized over its years of operations and, that JSI, and not JMAR, was the party to the Distributor Agreement and was the sole direct contact with All American. JMAR believes that there is insufficient evidence to support the alter ego theory and believes that it will ultimately prevail on this issue. JMAR and JSI are vigorously contesting any claims by All American that it is owed more than $700,000. In May, 2003, All American amended its Complaint to add JSI Microelectronics, Inc. (“JME”) as a defendant. In July, 2003 the defendants’ Demurrer was granted with the Court allowing All American to refile an Amended Complaint. Because JMAR, JME and JSI believe the All American Complaint remains defective and does not state valid claims, JMAR, JSI and JME have recently filed another Demurrer and Motion to Strike. The parties have engaged in a Mediation process in an attempt to settle this action, but there are no assurances this matter will settle prior to trial.

Item 2. Changes in Securities.

(c)(i) Pursuant to the Board Member Compensation Program adopted by the Company in August 1997, the Company issued a total of 5,526 shares of Common Stock to its outside directors as compensation for services as directors in April and June, 2003. These transactions were exempt under Section 4(2) of the Securities Act of 1933 (the “Act”).

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on June 6, 2003, the following matters were voted on:

(a) The following directors were elected: James H. Banister, Jr., (21,972,598 affirmative votes and 380,382 votes withheld); C. Neil Beer (21,972,598 affirmative votes and 380,382 votes withheld); Vernon H. Blackman (21,971,974 affirmative votes and 381,006 votes withheld); Charles A. Dickinson (21,971,974 affirmative votes and 381,006 votes withheld); John S. Martinez (21,424,922 affirmative votes and 928,058 votes withheld); Barry Ressler (21,774,813 affirmative votes and 578,167 votes withheld); Ronald A. Walrod (21,972,598 affirmative votes and 380,382 votes withheld).

(b) A motion to ratify the appointment of Grant Thornton, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2003 was passed with 22,004,318 affirmative votes, 164,265 negative votes and 184,397 abstaining votes.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 Certificate of Ronald A. Walrod pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certificate of Dennis E. Valentine pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on May 20, 2003 related to the announcement of its financial results for the quarter ended March 31, 2003.

The Company filed a Report on Form 8-K on May 1, 2003 related to an amendment to two financing transactions with Laurus Master Fund, Ltd.

The Company filed a Report on Form 8-K on April 1, 2003 related to the announcement of its financial results for the year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

August 11, 2003	By:	/s/ Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer