Form 10-Q
period 2003-09-30
JMAR TECHNOLOGIES INC
filed 2003-11-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 6, 2003).

Common Stock, $.01 par value: 26,910,550 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – September 30, 2003 (unaudited) and December 31, 2002	2
	Consolidated Statements of Operations (unaudited) – Three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002	3
	Consolidated Statements of Comprehensive Loss (unaudited) – Three months ended September 30, 2003 and 2002 and nine months ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 2.	Changes in Securities	28
Item 3.	N/A
Item 4.	N/A
Item 5.	N/A
Item 6.	Exhibits and Reports on Form 8-K	28

1

PART I - FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2003 and December 31, 2002

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,193,778	$2,246,264
Restricted cash	189,704	1,550,000
Accounts receivable, net	2,723,956	2,894,393
Inventories	346,124	389,467
Current assets held for sale	129,819	1,349,758
Prepaid expenses and other	758,421	524,863

Total current assets	6,341,802	8,954,745
Property and equipment, net	868,777	1,248,198
Intangible assets, net	667,716	930,056
Other assets	342,699	197,754
Goodwill, net	3,790,907	3,790,907

TOTAL ASSETS	$12,011,901	$15,121,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,934,359	$1,864,405
Accrued liabilities	635,836	1,558,307
Accrued payroll and related costs	580,493	797,987
Customer deposits	76,804	832,607
Line of credit and notes payable, net of discount	1,212,410	1,556,405
Current liabilities of assets held for sale, including notes payable	1,728,327	3,125,151

Total current liabilities	6,168,229	9,734,862

Notes payable and other long-term liabilities, net of current portion	516,901	1,708,804

Redeemable convertible preferred stock, 202,820 shares issued and outstanding as of September 30, 2003	1,451,237	—

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 202,820 shares issued and outstanding as of September 30, 2003 included in redeemable convertible preferred stock above, and none issued and outstanding as of December 31, 2002	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 26,610,550 shares as of September 30, 2003 and 23,852,024 shares as of December 31, 2002	266,106	238,520
Additional-paid in capital	60,343,690	56,636,991
Accumulated deficit	(56,734,262)	(53,197,517)

Total stockholders’ equity	3,875,534	3,677,994

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,011,901	$15,121,660

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2003 and 2002
and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Sales	$3,964,930	$6,462,633	$13,726,298	$14,656,910
Costs of sales	2,981,708	5,312,829	10,860,273	10,992,207

Gross profit	983,222	1,149,804	2,866,025	3,664,703

Operating expenses:
Selling, general and administrative	1,116,762	1,343,624	3,499,933	3,711,490
Asset writedown and special item	—	1,074,324	200,056	1,074,324
Research and development	176,100	203,138	397,932	586,270

Total operating expenses	1,292,862	2,621,086	4,097,921	5,372,084

Loss from operations	(309,640)	(1,471,282)	(1,231,896)	(1,707,381)
Realized gain on sale of marketable securities	—	—	—	1,349,721
Interest and other income	3,801	2,565	59,859	29,654
Interest and other expense	(264,649)	(46,640)	(495,475)	(153,061)

Loss from continuing operations before income taxes	(570,488)	(1,515,357)	(1,667,512)	(481,067)
Income tax expense	—	—	—	(484,423)

Loss from continuing operations	(570,488)	(1,515,357)	(1,667,512)	(965,490)
Discontinued operations:
Loss from operations of discontinued operations	(258,673)	(1,321,299)	(1,405,490)	(3,620,952)
Gain on disposal of discontinued operations	205,000	—	205,000	—

Net loss	(624,161)	(2,836,656)	(2,868,002)	(4,586,442)
Preferred stock dividends	(439,290)	—	(668,743)	—

Loss applicable to common stock	$(1,063,451)	$(2,836,656)	$(3,536,745)	$(4,586,442)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.04)	$(0.06)	$(0.09)	$(0.04)
Loss per share from discontinued operations	—	(0.06)	(0.05)	(0.16)

Basic and diluted loss per share applicable to common stock	$(0.04)	$(0.12)	$(0.14)	$(0.20)

Shares used in computation of basic and diluted loss per share:
Basic	25,500,260	23,844,685	24,550,380	23,360,208

Diluted	25,500,260	23,844,685	24,550,380	23,360,208

     The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Three Months Ended September 30, 2003 and 2002
and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Net loss	$(624,161)	$(2,836,656)	$(2,868,002)	$(4,586,442)

Other comprehensive loss:
Holding loss on marketable securities	—	—	—	(75,143)
Reclassification adjustment for gains included in net loss	—	—	—	(1,349,721)

Other comprehensive loss	—	—	—	(1,424,864)

Comprehensive loss	$(624,161)	$(2,836,656)	$(2,868,002)	$(6,011,306)

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Loss from continuing operations	$(1,667,512)	$(965,490)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	683,554	465,264
Services received in exchange for common stock	7,200	5,999
Gain on sale of marketable securities	—	(1,349,721)
Asset writedown and special item	200,056	512,807
Change in assets and liabilities:
Accounts receivable, net	170,437	72,671
Inventories	43,343	(40,577)
Prepaid expenses and other	(131,960)	20,550
Customer deposits	(755,803)	(625,673)
Accounts payable and accrued liabilities	(1,057,999)	511,721

Net cash used in continuing operations operating activities	(2,508,684)	(1,392,449)

Loss from discontinued operations	(1,200,490)	(3,620,952)
Changes in net assets and liabilities of discontinued operations	(243,077)	778,860

Net cash used in discontinued operations	(1,443,567)	(2,842,092)

Net cash used in operating activities	(3,952,251)	(4,234,541)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	1,399,746
Capital expenditures	(57,064)	(289,209)
Intangible assets, other assets and goodwill	(193,621)	396,135

Net cash provided by (used in) investing activities	(250,685)	1,506,672

Cash flows from financing activities:
Net proceeds from the issuance of preferred and common stock	4,239,300	1,753,420
Net payments under line of credit	(1,449,146)	(750,000)
Decrease in restricted cash	1,360,296	750,000
Payments of notes payable and other long term liabilities	—	(52,497)

Net cash provided by financing activities	4,150,450	1,700,923

Net decrease in cash and cash equivalents	(52,486)	(1,026,946)
Cash and cash equivalents, beginning of period	2,246,264	4,076,894

Cash and cash equivalents, end of period	$2,193,778	$3,049,948

Cash paid for interest	$237,629	$131,446

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the nine months ended September 30, 2003, the holder of Series A and B Convertible Preferred Stock converted $1,471,800 of the Preferred Stock into 1,672,500 shares of common stock of the Company (see Note 10). In addition, during the nine months ended September 30, 2003, $897,000 of the Company’s working capital line of credit was converted into 975,000 shares of common stock of the Company (see Note 9).

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

(1)	Basis of Presentation and Financial Condition

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the December 31, 2002 financial statements.

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

     In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. Also, in furtherance of its efforts to focus its resources on its CPL business, during the latter half of 2002, the Company concluded that its precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that business’ products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling that business and, in July 2003, the Company completed the sale of that business (See Note 14).

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three and nine months ended September 30, 2002 has been restated to reflect the discontinuation of the precision equipment business (See Note 8).

     The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002, have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

     The Company incurred significant losses for the nine months ended September 30, 2003 and for the years ended December 31, 2002 and 2001. As of September 30, 2003, the Company has stockholders’ equity of approximately $3.9 million and working capital of approximately $174,000. Management has taken steps to reduce its future cash flow requirements through the discontinuance of its

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

standard semiconductor products and precision equipment businesses mentioned above. Additionally, management has completed additional debt and preferred stock financings in the first and third quarters of 2003 (see Notes 9 and 10). Management believes that the Company has adequate resources to fund its operations and working capital requirements through September 30, 2004 except for $1.2 million in debt due in February, 2004 to the former creditors of SAL, Inc., which the Company acquired in August, 2001. Of this amount, approximately $222,000 is owed to related parties. The Company has had discussions with the representative of the noteholders of this debt regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. If the Company is unsuccessful in its negotiations with the noteholders, it will need to raise additional financing to retire this debt. In November 2003, the Company received $1 million in funding under its DARPA contract and is expecting additional funding of $1.6 million before December 31, 2003, the receipt of which is based on certain milestones. If this funding is not received, the Company may need to obtain financing to continue this work. The Company expects to receive approximately $5.4 million in additional funding under its DARPA contract for 2004. Because of normal delays in the release of such funding, in the first quarter of 2004, the Company expects a delay in receipt of these funds which may require the Company to obtain financing for the costs incurred on this contract prior to the receipt of funds. In addition, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. There can be no assurance that additional financings will be available when needed, or if available, will be done on favorable terms.

(2)	Recent Accounting Pronouncements

     In September 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company has implemented SFAS No. 143 effective January 1, 2003. The impact of such adoption is not anticipated to have a material effect on the Company’s financial statements.

     In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. Management believes the implementation of EITF 00-21 will not have a material effect on the Company’s financial statements.

     The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (“ARB”) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Management believes the implementation of this Interpretation will not have a material effect upon the Company’s financial statements.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

     In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial position or results of its operations.

(3)	Stock-Based Compensation Plans

     The Company has six stock option or warrant plans: the 1991 Stock Option Plan (the “1991 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the Management Anti-Dilution Plan (the “Anti-Dilution Plan”), two incentive plans which provide for the issuance of options and warrants to Research Division employees (the “Research Division Plans”), and an incentive plan which provides for the issuance of options to Microelectronics Division employees (the “Microelectronics Division Plan”). The Company may also from time-to-time enter into equity compensation agreements with individuals that are not covered by a plan and currently is a party to non-plan option and warrant agreements with several individuals. The Company accounts for these plans under APB Opinion No. 25 using the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following pro forma amounts (unaudited):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Loss applicable to common stock:	As Reported	$(1,063,451)	$(2,836,656)	$(3,536,745)	$(4,586,442)
	Pro Forma	(1,943,476)	(4,544,458)	(4,488,026)	(6,330,208)
Basic and diluted	As Reported	(0.04)	(0.12)	(0.14)	(0.20)
loss per share:	Pro Forma	(0.08)	(0.19)	(0.18)	(0.27)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 2.74 percent (4 percent in 2002); expected dividend yields of 0 percent; expected lives of 6 years and expected volatility of 142 percent.

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 350,000 shares under the Research Division Plans, and 25,000 shares under the Microelectronics Division Plan (the “Plans”). In addition, the Company currently has outstanding options to purchase 613,000 shares granted to several individuals outside of the Plans. Under all Plans, the option or warrant exercise price is equal to or more than the stock’s market price on date of grant. During the quarter ended September 30, 2003, 10,000 options were granted pursuant to the 1999 Plan.

(4)	Inventories

     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2003 and December 31, 2002, inventories consisted of the following:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	September 30, 2003	December 31, 2002

	(Unaudited)
Raw materials, components and sub-assemblies	$215,143	$222,077
Work-in-process	83,856	125,315
Finished goods	47,125	42,075

	$346,124	$389,467

(5)	Property and Equipment

     At September 30, 2003 and December 31, 2002, property and equipment consisted of the following:

	September 30, 2003	December 31, 2002

	(Unaudited)
Equipment and machinery	$2,772,216	$2,983,443
Furniture and fixtures	435,042	420,188
Leasehold improvements	280,283	280,283

	3,487,541	3,683,914
Less-accumulated depreciation	(2,618,764)	(2,435,716)

	$868,777	$1,248,198

     During 2003, the Company wrote-off a $200,056 asset that will not be used by the Company in the future.

(6)	Segment Information

     In the first quarter of 2002, the Company decided to discontinue and sell its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products. Also, in furtherance of its efforts to focus its resources on its CPL business, during the later half of 2002, the Company concluded that the precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that segments’ products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling this business and in July 2003, the Company completed the sale of that business (See Note 14).

     As a result of these decisions, and to streamline the Company’s operations and better support the commercialization of its emerging CPL semiconductor manufacturing systems and related technologies, the Company now operates in three business segments, as follows:

     Research Division (formerly JMAR Research) – This segment’s role is as an innovator of laser and laser-produced plasma technologies for the Company’s CPL Source, EUV generators, and related products such as high-brightness lasers. During the nine months ended September 30, 2003 and 2002, this segment accounted for approximately 33% and 37%, respectively, of the Company’s revenues.

     Systems Division (formerly JMAR/SAL NanoLithography) – This segment encompasses the development of X-ray lithography steppers, and the product engineering, production and integration of CPL light sources and complete CPL stepper systems. During the nine months ended September 30, 2003 and 2002, this segment accounted for approximately 41% and 48%, respectively, of the Company’s revenues.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

     Microelectronics Division – In 2002, JMAR discontinued the standard products business and the assets of its Sacramento operations were sold to JSI Microelectronics, Inc., a wholly-owned subsidiary of the Company, now the Microelectronics Division. This segment provides process integration and maintenance support for the Defense Microelectronics Activity semiconductor fabrication facility in Sacramento, California, and ASIC design and production capability for the military and commercial markets. During the nine months ended September 30, 2003 and 2002, this segment accounted for approximately 26% and 15%, respectively, of the Company’s revenues.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s Form 10-K for the year ended December 31, 2002. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the three and nine months ended September 30, 2003 and 2002 (excluding discontinued operations) is as follows (2002 has been restated to reflect the new business segments):

	Research	Systems	Microelectronics
	Division	Division	Division	Corporate	Total

Nine Months Ended September 30, 2003:
Revenues	$4,494,234	$5,619,409	$3,612,655	$—	$13,726,298
Asset writedown	(200,056)	—	—	—	(200,056)
Operating income (loss)	65,849	(1,189,193)	159,016	(267,568)	(1,231,896)
Total assets	2,775,678	5,318,845	1,289,918	2,497,641	11,882,082
Goodwill	—	3,790,907	—	—	3,790,907
Capital expenditures	33,324	2,578	13,281	7,881	57,064
Depreciation and amortization	175,590	236,831	17,614	253,519	683,554
Three Months Ended September 30, 2003:
Revenues	1,440,942	1,520,045	1,003,943	—	3,964,930
Operating income (loss)	62,952	(377,130)	54,223	(49,685)	(309,640)
Capital expenditures	1,602	—	2,562	4,358	8,522
Depreciation and amortization	58,096	75,026	6,729	20,633	160,484
Nine Months Ended September 30, 2002:
Revenues	5,418,556	7,007,957	2,230,397	—	14,656,910
Special item	—	—	—	(1,074,324)	(1,074,324)
Operating income (loss)	397,401	(444,725)	290,001	(1,950,058)	(1,707,381)
Total assets	5,400,967	6,715,704	861,698	3,455,123	16,433,492
Goodwill	—	3,790,907	—	—	3,790,907
Capital expenditures	207,635	56,495	24,031	1,048	289,209
Depreciation and amortization	162,196	230,654	8,834	63,580	465,264
Three Months Ended September 30, 2002:
Revenues	3,294,434	2,140,867	1,027,332	—	6,462,633
Special item	—	—	—	(1,074,324)	(1,074,324)
Operating income (loss)	203,390	(301,869)	36,351	(1,409,154)	(1,471,282)
Capital expenditures	149,481	—	24,031	—	173,512
Depreciation and amortization	60,474	78,942	6,616	21,441	167,473

     The asset writedown for 2003 of $200,056 relates to an asset held by the Research Division that will not be used by the Company in the future. The special item for 2002 of $1,074,324 relates to the retirement benefits in August 2002 of the Company’s former Chairman and Chief Executive Officer.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

     Sales to the United States Government aggregated $2,685,466, $8,610,484, $4,679,389 and $10,618,745 for the three and nine months ended September 30, 2003 and 2002, respectively. In addition, sales to General Dynamics Advanced Information Systems were $948,525, $3,504,632, $1,027,332 and $2,028,028 for the three and nine months ended September 30, 2003 and 2002, respectively.

(7)	Comprehensive Loss

     The other comprehensive loss for the nine months ended September 30, 2002 represents the Company’s investment in Bede plc (“Bede”). In January 2002, the Company sold its remaining 545,500 shares of its investment in Bede for net proceeds of approximately $1.4 million. The gain from that transaction of $1,349,721 is included in this Consolidated Statement of Operations for the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, the Company did not have any elements of comprehensive income or loss, and therefore, there was no difference in the Company’s net loss and comprehensive loss for that period. For the nine months ended September 30, 2002, the Company had an additional unrealized loss on marketable securities of $75,143 for the period from January 1, 2002 to the sale date of the securities, however, that loss was realized as a result of the sale of the securities.

(8)	Discontinued Operations/Assets Held for Sale

     The loss from operations of discontinued operations of $258,673 and $1,405,490 for the three and nine months ended September 30, 2003 includes $155,526 and $467,503, respectively, related to the standard semiconductor products business and $103,147 and $937,987, respectively, related to the precision equipment business. In July 2003, the Company sold JPSI, exclusive of certain assets and liabilities, to several private investors (see Note 14). In accordance with SFAS No. 144, the results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations. The gain on disposal of discontinued operations of $205,000 for the three and nine months ended September 30, 2003 relates to the sale of JPSI.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to take action to sublease that facility and move JSI into a smaller facility. The Company does not yet have a subtenant for this facility and, as of September 30, 2003, the Company has approximately $577,000 accrued for estimated future losses under this lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. If the Company is unsuccessful in obtaining a subtenant on acceptable terms, there could be further losses related to that lease.

     At September 30, 2003 and December 31, 2002, net assets and liabilities of assets held for sale consisted of the following:

	September 30,	December 31,
	2003	2002

	(Unaudited)
Current Assets:
Cash	$21,389	$101,238
Accounts receivable	90,216	454,557
Inventories	—	727,983
Prepaid expenses and other	18,214	65,980

	$129,819	$1,349,758

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Current Liabilities:
Payable to distributor	$500,000	$692,314
Facility lease accrual	730,178	548,374
Accounts payable	260,932	1,154,463
Employee related contractual commitments	98,561	555,000
Note payable	138,656	175,000

	$1,728,327	$3,125,151

(9)	Line of Credit

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (the “Working Capital Line”) with Laurus Master Fund (“Laurus”) replacing its previous bank credit agreement, which had a compensating balance of $1.5 million at December 31, 2002. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. The Company can convert a portion of the principal outstanding under the Working Capital Line to common stock at $.92 per share (the “Conversion Price”) if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. Laurus can convert any portion of the principal outstanding to common stock at the Conversion Price any time the market price of the Company’s common stock is in excess of the Conversion Price. After the first $2 million of conversions into common stock, the Conversion Price will be adjusted upward if the average stock prices at that time are above the Conversion Price. In the nine months ended September 30, 2003, Laurus converted $897,000 of the Working Capital Line into 975,000 shares of Common Stock of the Company. The interest rate on the Working Capital Line is prime (4 percent at September 30, 2003) plus .75 percent, subject to a floor of 5 percent. The amount outstanding at September 30, 2003 under the Working Capital Line was approximately $100,000, net of discount of approximately $88,000, and the maximum amount borrowed during 2003 was approximately $2.5 million. The Working Capital Line also requires the Company to meet certain financial covenants. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $2 million at September 30, 2003.

(10)	Equity Transactions

     In February 2003, under its Shelf Registration Statement, the Company sold 100,000 shares of its common stock for gross proceeds of $100,000. In connection with this transaction, the Company issued to the purchaser warrants to purchase 20,000 shares of its common stock at an exercise price of $1.25 per share and a term of three years.

     In March 2003, the Company sold for cash, under its Shelf Registration Statement, $1 million of 8 percent Series A Convertible Preferred Stock (“Series A Preferred”) to Laurus which are convertible at any time by Laurus at a fixed conversion price of $.88 per share. The Series A Preferred is redeemable in two years, if not previously converted. Except for the conversion price, the conversion terms of the Series A Preferred are the same as the conversion terms of the Working Capital Line. The proceeds received under the Series A Preferred were initially restricted, however, the funds are released as the Preferred Stock is converted to common stock. During the nine months ended September 30, 2003, Laurus converted $780,296 of the Series A Preferred into 886,700 shares of common stock of the Company. As of September 30, 2003, restricted cash was $189,704. The amount of Series A Preferred outstanding at September 30, 2003 was $219,704, net of discount of $35,015.

     In addition, in March, 2003, the Company sold for cash, under its Shelf Registration Statement, $1 million of 3 percent Series B Convertible Preferred Stock (“Series B Preferred”) to Laurus which are convertible at any time by Laurus at a fixed conversion price of $.88 per share. The Series B Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in twelve equal monthly installments of $83,333 starting October 1,

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

2003, if not previously converted. Conversions to equity are offset against the required repayments and, as a result of conversions to date, the first installment payment is scheduled for June 2004. Except for the conversion price, the conversion terms of the Series B Preferred are the same as the conversion terms of the Working Capital Line. In the nine months ended September 30, 2003, Laurus converted $691,504 of the Series B Preferred into 785,800 shares of common stock of the Company. The amount of Series B Preferred outstanding at September 30, 2003 was $308,496, net of discount of $67,350.

     In connection with all of the above financing transactions with Laurus, the Company issued to Laurus warrants to purchase 550,000 shares of common stock at prices ranging from $1.058 to $1.33 and a term of seven years. In addition, Laurus will be issued a warrant to purchase one share of common stock for every $20 of principal under the Working Capital Line converted to equity, up to a total of 150,000 shares, at an exercise price of $1.15 per share. The Company valued all of these warrants using the Black-Scholes model and recorded the fair value of $374,000 as a discount to the convertible debt and preferred stock. As a result of the convertible securities issued to Laurus described above, the Company recorded an additional discount of $444,000 representing the intrinsic value of the beneficial conversion feature for the convertible debt and preferred stock, which will be amortized over the redemption period of the preferred stock and the life of the debt using the effective interest method.

     In September 2003, the Company sold for cash $1.5 million of 8 percent Series C Convertible Preferred Stock (“Series C Preferred”) to Laurus which are convertible at any time by Laurus at a fixed conversion price of $2.08 per share. The Series C Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in twelve equal monthly installments starting in April, 2004, if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series C Preferred are the same as the conversion terms of the Working Capital Line. The amount of Series C Preferred outstanding at September 30, 2003 was $1.5 million, net of discount of $474,598.

     In connection with the September 2003 financing, the Company issued to Laurus warrants to purchase 150,000 shares of common stock at an exercise price of $2.60 and a term of seven years. The Company valued these warrants using the Black-Scholes model and recorded the fair value of $201,000 as a discount to the preferred stock. In addition, the Company recorded an additional discount of $201,000 representing the intrinsic value of the beneficial conversion feature for the convertible preferred stock, which will be amortized over the redemption period of the preferred stock using the effective interest method.

     Included in the loss applicable to common stock in the Statement of Operations for the three and nine months ended September 30, 2003 is preferred stock dividends of $439,290 and $668,743, respectively. The nine month period includes $40,113 of dividends paid in cash and $628,630 related to the beneficial conversion feature. Included in interest expense for the nine months ended September 30, 2003 is $187,935 related to the beneficial conversion feature attributable to the convertible debt. In addition, there will be an additional beneficial conversion feature in the amount of $32,000 recorded as additional borrowings are made against the Working Capital Line and an additional beneficial conversion charge of $52,000 will be recorded prorata upon conversion of the convertible debt for the warrants issued thereon. In connection with the Preferred Stock issuances, the Company paid Laurus fees of $172,750 and incurred other costs of approximately $41,000.

(11)	Earnings (Loss) Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2003 and 2002, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of September 30, 2003 and 2002, the Company had shares issuable under outstanding warrants, stock options, convertible preferred stock and

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

convertible debt of 7,824,029 and 4,313,575, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share.

(12)	Intangible Assets

     The Company adopted Financial Accounting Standards Board No. 142 “Goodwill and Other Intangible Assets” (“FASB 142”) effective January 1, 2002. In accordance with FASB 142, the Company does not amortize goodwill. The Company’s goodwill of $3,790,907 at September 30, 2003 and December 31, 2002 is related to the Systems Division, acquired in August 2001. As of September 30, 2003, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Patents	$940,219	$386,447	$553,772
Unpatented Technology	450,000	336,056	113,944

			$667,716

     Aggregate amortization expense of the intangible assets with determinable lives was $69,826 and $209,419 for the three and nine months ended September 30, 2003, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense

2003	$68,801
2004	182,002
2005	23,362
2006	23,362
2007	23,362
2008	23,361
Beyond	323,466

$667,716

(13)	Legal Proceedings

All American Lawsuit

     Following the discontinuance of the standard semiconductor products business of JMAR Semiconductor, Inc. (“JSI”) in the first quarter of 2002, JSI sought to negotiate debt reductions from the creditors associated with the discontinued portion of its business. Among the debts of JSI was a debt of approximately $700,000 to its distributor, All American Semiconductor, Inc. (“All American”). Although the Company asserts that the debts of JSI are the sole obligation of JSI and not of the Company, the Company is required to reflect the liabilities of this subsidiary in its Consolidated Balance Sheet and the Company has previously reflected approximately $700,000 owing to All American as a liability on its Consolidated Balance Sheet. In September, 2002, All American filed a Complaint against JSI and JMAR in San Diego Superior Court seeking payment of the $700,000 debt and other damages. All American alleged that JMAR was the “alter ego” of JSI and based on that theory should be held responsible for the obligations of JSI. In September 2003, the Company and All American executed a settlement agreement whereby the Company agreed to pay All American $500,000 in full satisfaction of all amounts owed to All American. The lawsuit was dismissed with prejudice in October, 2003. As a result of this settlement, the Company recorded a $200,000 gain in discontinued operations.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Assignment for the Benefit of Creditors and Other JSI Liabilities

     After unsuccessfully engaging in efforts to sell the standard chip portion of JSI, in the fourth quarter of 2002, JSI transferred all of its assets and liabilities to a third party fiduciary in an assignment for the benefit of creditors (“ABC”). Under this state law procedure, the assignee liquidated the JSI assets and the proceeds, if any, from the sale of those assets (after satisfaction of the costs of the ABC, including expenses incurred by the third party fiduciary in defending any litigation over the ABC or its administration of the claims) will be equitably distributed among the creditors of JSI and the claims of creditors of JSI are limited to those proceeds. Following the assignment of those assets, the fiduciary sold those assets to JSI Microelectronics, Inc., a wholly-owned subsidiary of the Company, at a price equal to a 10% premium over an independently appraised value of those assets, with the purchase price consisting of cash, assumption of certain trade debt owed to suppliers who are critical to the ongoing operations and the waiver of any claims on debt owed by JSI to the Company. The Company has accounted for this transaction by recording the purchase of the assets at the lower of cost or fair value.

Macrotech Lawsuit

     Among the remaining liabilities of JSI included on the Company’s Consolidated Balance Sheet is a debt of approximately $200,000 owing to Macrotech, Inc., a former supplier of chip manufacturing services to JSI. This debt arises out of several purchase orders for FIFO chip manufacturing issued by JSI to Macrotech. JSI claims that these purchase orders were cancelable as to amounts that had not yet been confirmed for production and that JSI timely canceled all but approximately $200,000 of the remaining obligations under those purchase orders. In October, 2003, Macrotech filed a Complaint against JSI alleging breach of contract and other related claims and seeking payment of approximately $680,000, as well as punitive damages in an unspecified amount. Macrotech also alleges that the Company is the “alter ego” of JSI and should be held responsible for JSI’s debts. JSI and the Company deny that Macrotech is owed more than approximately $200,000 and the Company asserts that it is not JSI’s alter ego and is not responsible for the debts of JSI. Although the Company believes the parties will continue to engage in discussions in an effort to avoid the costs of litigation and to reach a mutual resolution of this matter, if the lawsuit is pursued by Macrotech the Company intends to vigorously defend this lawsuit.

(14) Sale of JPSI

     In July 2003, the Company sold JPSI, exclusive of certain assets and liabilities, to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and non-interest bearing promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are payable in four equal annual installments of $62,500 starting in December 2004 and are secured by the assets of JPSI and the lease obligation is secured by personal property of the buyers. The note in the amount of $250,000, net of discount of $114,610 (using a discount rate of 30 percent), is included in other assets in the accompanying Consolidated Balance Sheet. In addition, all JPSI receivables as of the closing (approximately $418,000) were assigned to JMAR and JMAR agreed to pay all trade and employee related liabilities existing as of the closing (approximately $320,000) and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. In accordance with SFAS No. 144, the results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations. Included in the Statement of Operations for the three and nine months ended September 30, 2003 is a gain on the sale of JPSI of $205,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview and Business Strategy

     JMAR Technologies, Inc. is a developer of collimated laser plasma lithography (CPL™) light sources and stepper systems for advanced semiconductor chip manufacturing. These systems are based on the Company’s proprietary and patented solid state laser systems and its expertise in laser plasma-generated X-rays. The development of the Company’s CPL source and stepper systems has been, and continues to be, principally funded by the U.S. Defense Advanced Research Projects Agency (DARPA). The Company plans initially to sell advanced CPL systems to manufacturers of Gallium Arsenide (GaAs) semiconductors used in high performance military electronics and high speed communications. The Company has also identified an opportunity for its CPL source technology to pattern contact holes on silicon semiconductor wafers. With investment and support from strategic partners and other sources, the Company’s ultimate goal is to achieve significant growth in revenue and earnings through the production of CPL light sources for the multi-billion dollar silicon-based semiconductor manufacturing industry. CPL has the potential to complement 193nm lithography at the 90nm through 45nm nodes for contact hole patterning and may prove a cost effective adjunct to more costly Next Generation Lithography technologies, such as EUV, at the 32nm node and beyond.

     Our program to produce CPL sources for semiconductor lithography has proven to be technologically challenging, evolving over the past decade from scientific research and development, to laboratory proof of concept, to the current beta stage. In 2003 we successfully integrated our CPL source with our Systems Division X-ray stepper and printed high quality patterns on wafers. Our initial operating experience with the beta CPL source taught us that fundamental engineering refinement is necessary to achieve the levels of power stability and operational reliability needed for sustained lithography operations. We made the management decision to start work on a second CPL source that will retain many of the design elements of the existing CPL source, but embodies new engineering solutions where necessary. This decision also involved proactive steps to complement Research Division’s traditional excellence in laser science with a team of skilled mechanical, electrical and software engineers.

     This new team of engineers is working to increase the X-ray power output and reliability of our CPL source to meet the needs of GaAs chip manufacturing and other applications. We believe that this work will continue to be largely funded by our DARPA contract, but could require financing beyond the funding provided by the Company’s government contracts. Failure to resolve these challenges within the timeframe demanded by potential customers may have an adverse impact on the success of our efforts to manufacture and sell our CPL systems. In addition, the Company’s cost models contemplate that multiple suppliers will emerge and greater volume purchases of high cost components will result in reduced CPL source manufacturing costs and appropriate gross margins.

     CPL offers dramatically increased GaAs wafer throughput, as compared to direct-write e-beam lithography. The GaAs market is not expanding at the fast pace predicted three years ago because of the decline in the telecom industry, and so the demand for increased throughput offered by the Company’s CPL system has been delayed. Although the Company plans to enter this market when it recovers, it cannot estimate when it will receive its first CPL system order for the GaAs market. JMAR is currently upgrading its CPL source to achieve 45 watts of X-ray power with high reliability to be better prepared for the GaAs market’s recovery.

     The Company believes that its CPL source technology is a viable candidate to meet the semiconductor industry’s need to produce better “contact holes” in semiconductor chips. The Company is preparing to pattern the contact hole layer of silicon wafers so that qualified third parties can compare the quality of contact holes produced by CPL with the quality of those produced by state-of-the-art optical lithography. In order to enter the silicon contact hole market in 2005, the Company must form an alliance with a stepper company in 2004 to develop this specialty lithography tool for this higher-throughput, larger wafer-size market. In addition, we must continue to improve the CPL source reliability, increase its power output to meet industry throughput requirements, and reduce the projected manufacturing cost. Additionally the infrastructure for masks, resist, and metrology must be improved.

     After introducing CPL to the contact hole segment of the silicon market, the Company plans to position itself to sell its Sources more broadly to the mainstream silicon market no earlier than 2006. In addition to the above improvements, the Company may be required to further increase the power of the CPL source for greater throughput. Mainstream silicon lithography success also depends on improvements in mask writer placement accuracy and development of improved membrane mask deflection and correction techniques to achieve high overlay accuracy.

     Since July, 2002, the Company has been working actively to establish strong alliances with the semiconductor industry to deliver CPL to the mainstream silicon market. In December, 2002, SG Cowen Securities Corporation was retained to advise the Company on identifying, contacting and negotiating transactions with prospective alliance parties. JMAR is continuing these efforts, but does not yet have a commitment from an industry partner. We are, however, optimistic that once the beta CPL stepper system is fully operational and reliable, we will make faster progress in forming an alliance that brings together the industry support needed to move CPL forward.

     Achieving market acceptance for our new and proposed CPL products requires a significant effort to convince semiconductor manufacturers to adopt the Company’s CPL technology over other alternative lithography technologies. This will require substantial technical, marketing and sales efforts and the expenditure of significant funds. Currently, the semiconductor industry is exploring several different technologies for its near-term and long-term lithography needs, some of which currently have greater acceptance than CPL.

     In addition to its CPL efforts, the Company is pursuing other laser produced plasma (LPP) applications. JMAR has worked with the University of Central Florida over the past three years to develop LPP based Extreme Ultraviolet (EUV) lithography light source technology. The knowledge and IP resulting from this work positions JMAR to participate in EUV Source development on a contract basis. JMAR is also investigating opportunities to use its LPP X-ray source technology in non-lithography applications. As an example, JMAR’s CPL technology may enable development of a “table top” X-ray microscope for the research and biotech communities. X-ray microscopy currently requires use of a synchrotron facility.

     The Company’s Systems Division is working to expand its previously announced relationship with FemtoTrace for the production of advanced sensor systems (READ) by marketing this ultra sensitive sensor technology for military and Homeland Security applications.

     The Company’s Microelectronics Division provides semiconductor process integration services under contracts that support the Department of Defense’s mission to ensure a supply of semiconductor products for military systems. This Division is also in the custom application specific integrated circuit (ASIC) business. It seeks to increase its revenue base by expanding its ASIC business to include power management chip fabrication.

Business Segments

     Through December 31, 2001, the Company operated in three segments as follows: Front-end Semiconductor Equipment and Services, Precision Equipment, and Semiconductor Products and Processes. In the first quarter of 2002, the Company decided to discontinue its standard semiconductor products business and shift more of its resources to accelerate the market entry of its CPL products.

     In furtherance of its efforts to focus its resources on its CPL and LPP business, the Company concluded during the latter half of 2002 that the precision equipment business did not fit with the strategic direction of the Company’s CPL business area and that the markets for that segment’s products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling that business and, in July 2003, the Company completed the sale of that business.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations and the statement of operations for the three and nine months ending September 30, 2002 has been restated to reflect the discontinuation of the precision equipment business.

     As a result of these decisions, and to streamline the Company’s operations and better support the commercialization of its emerging CPL semiconductor manufacturing systems and related technologies, the Company now operates in three business segments: the Research Division, the Systems Division and the Microelectronics Division.

Results of Consolidated Operations

     Total revenues for the three months ended September 30, 2003 and 2002 were $3,964,930 and $6,462,633, respectively. The net loss for the three months ended September 30, 2003 and 2002 was $(624,161) and $(2,836,656), respectively. The loss from continuing operations for those same periods was $(570,488) and $(1,515,357), respectively, while the loss from operations for those same periods was $(309,640) and $(1,471,282), respectively.

     Total revenues for the nine months ended September 30, 2003 and 2002 were $13,726,298 and $14,656,910, respectively. The net loss for the nine months ended September 30, 2003 and 2002 was $(2,868,002) and $(4,586,442), respectively. The loss from continuing operations for those same periods was $(1,667,512) and $(965,490), respectively, while the loss from operations for those same periods was $(1,231,896) and $(1,707,381), respectively.

     Included in the net loss for the three and nine months ended September 30, 2003 is a loss from discontinued operations of $(53,673) and $(1,200,490), respectively. Included in the net loss and loss from operations for the nine months ended September 30, 2003 is an asset writedown of $200,056. Included in the net loss and loss from operations for the three and nine months ended September 30, 2002 is a special item of $1,074,324 for charges recorded related to the retirement benefits in August 2002 of the Company’s Chairman and Chief Executive Officer. Included in the net loss and loss from continuing operations for the nine months ended September 30, 2002 is a gain on the sale of marketable securities of $1,349,721. Also, included in the net loss for the three and nine months ended September 30, 2002 is a loss from operations of discontinued operations of $(1,321,299) and $(3,620,952), respectively, and, in the nine months ended September 30, 2002, a deferred income tax expense of $484,423 resulting from an increase in the valuation allowance against the Company’s deferred tax assets.

     The decrease in revenues for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily attributable to a decrease in revenues related to the DARPA contract of $1,970,608 due to approximately $1.5 million in unfunded costs that were incurred in the quarter ended June 30, 2002, but were required to be recognized as revenue in the quarter ended September 30, 2002 when the funding was received. In addition, there was a decrease in other contract revenues of the Systems Division of $389,878.

     The decrease in revenues for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily attributable to a decrease in revenues related to the DARPA contract of $2,861,261 due to lower funding received on that contract. These decreases were offset in part by an increase in contract revenues at the Microelectronics Division of $1,476,604, related to the receipt of approximately $5 million in contracts from General Dynamics Advanced Information Systems (“GDAIS”) in February 2003. In May, 2002, the Systems Division received an approximately $10 million contract from Naval Air Warfare Center AD for sub-100nm X-ray masks for Next Generation Lithography Systems (the “Navair Contract”). For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, there was an increase in the Navair Contract revenues of $853,000 offset by a decrease in other contract revenues of the Systems Division of $229,360.

     In addition to $1 million in DARPA funding received in November 2003 and another $1.6 million expected by December 31, 2003, the Company expects another $5.4 million in funding from DARPA in 2004. The Company also expects additional funding of $2.4 million under the Navair Contract and $1.5 million under the GDAIS contract in 2004. In connection with the award of the Navair Contract in 2002, the Company entered into a subcontract with IBM to manufacture and deliver X-ray masks to JMAR. In

October 2003, the Company was notified by IBM that it was discontinuing its Vermont x-ray lithography mask making operations and terminating its subcontract with the Company effective December 31, 2003 for the production of masks under the Navair Contract. Following termination of the subcontract, the Company believes it will have sufficient masks for its planned lithography exposure tests. The Company has had discussions with another commercial mask supplier and believes that it will enter into a subcontract with this supplier early in 2004 to continue to provide masks under the expected $2.4 million funded portion of the Navair Contract. The failure to redirect the Navair Contract funding to an alternative mask supplier could result in a shortfall in recognizing the full $2.4 million expected under the Navair Contract in 2004.

     Gross margins for the nine months ended September 30, 2003 and 2002 were 20.9% and 25.0%, respectively. Gross margins for the three months ended September 30, 2003 and 2002 were 24.8% and 17.8%, respectively. The Company’s margins are low because the majority of its revenues are from government contracts or subcontracts, which inherently generate lower margins than product revenues. The decrease in the gross margin for the nine months in 2003 was due to lower margins at the Systems Division related to non-DARPA contracts for the nine months ended September 30, 2003 (6.3%) compared to 2002 (9.8%). This reduction is related to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of most of its overhead and general and administrative costs related to the contract due to limited funding on that contract. In addition, the Company started another contract later in 2002, which has low margins due to estimated cost overruns on that contract. Also, gross margins on the Microelectronics Division contract with GDAIS were lower for the nine months ended September 30, 2003 (18.2%) compared to 2002 (25.1%) due to a contract cost overrun of $70,000 in 2003 and a higher amount of material costs in 2003. The majority of the Company’s revenues in 2003 will be derived from government contracts or subcontracts, so gross margins will continue at similar levels as they have been for the first nine months of 2003. The increase in gross margins for the three months in 2003 was due to a higher percentage utilization of direct labor.

     Selling, general and administrative (“SG&A”) expenses for the nine months ended September 30, 2003 and 2002 were $3,499,933 and $3,711,490, respectively. SG&A expenses for the three months ended September 30, 2003 and 2002 were $1,116,762 and $1,343,624, respectively. The decrease in SG&A expenses for 2003 was primarily attributable to a reduction in SG&A costs of the Systems Division due to the elimination of several sales and marketing positions as a result of the consolidation of the Company’s sales and marketing activity with the hiring of John Ricardi as Vice President of Business Development.

     The asset writedown in 2003 of $200,056 relates to an asset held by the Research Division that will not be used by the Company in the future. The special item in 2002 is for charges related to the retirement in August 2002 of the Company’s Chairman and Chief Executive Officer.

     The Company’s research, development and engineering program (RD&E) consists of two types: Customer-Funded RD&E (U.S. government and other companies) and Company-Funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-Funded RD&E costs incurred, included in “Costs of Sales”, totaled $2,208,948 and $4,363,671 for the three months ended September 30, 2003 and 2002, respectively, and $7,750,712 and $9,168,997 for the nine month periods ended September 30, 2003 and 2002, respectively. The decrease in Customer-Funded RD&E expenditures for the nine months ended September 30, 2003 is primarily related to a decrease in contract costs of $2,208,118 incurred related to the DARPA contract offset in part by an increase in contract costs of $774,497 related to the Navair Contract. Company-Funded RD&E costs are shown in “Operating Expenses” and totaled $176,100 and $203,138 for the three months ended September 30, 2003 and 2002, respectively, and $397,932 and $586,270 for the nine months ended September 30, 2003 and 2002, respectively. Hence, total RD&E expenditures for the three month periods were $2,385,048 and $4,566,809 for 2003 and 2002, respectively, and $8,148,644 and $9,755,267 for the nine month periods in 2003 and 2002, respectively. Total RD&E expenditures as a percentage of sales were 60.2% and 70.7% for the three months ended September 30, 2003 and 2002, respectively, and 59.4% and 66.6% for the nine months ended September 30, 2003 and 2002, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry.

     The loss from operations of discontinued operations of $258,673 and $1,405,490, respectively, for the three and nine months ended September 30, 2003 includes $155,526 and $467,503, respectively, related to the standard semiconductor products business and $103,147 and $937,987, respectively, related to the precision equipment business. The loss from operations of discontinued operations of $1,321,299 and $3,620,952, respectively, for the three and nine months ended September 30, 2002 includes $363,000 and $1,548,861, respectively, related to the standard semiconductor products business and $958,299 and $2,072,091, respectively, related to the precision equipment business. In July 2003, the Company sold JMAR Precision Systems, Inc. (“JPSI”) to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are secured by the assets of JPSI and the lease obligation is secured by personal property of the buyers. In addition, all JPSI receivables as of the closing were assigned to JMAR and JMAR agreed to pay all trade and employee related liabilities existing as of the closing and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. The results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations in 2003. The decrease in the loss of operations of discontinued operations is primarily due to the shutdown of the operations of JMAR Semiconductor, Inc. (“JSI”) in 2002 and the sale of JPSI in July 2003. The gain on disposal of discontinued operations of $205,000 for the three and nine months ended September 30, 2003 relates to the sale of JPSI.

     In September 2000, JSI moved into a significantly larger facility in anticipation of realizing its growth plans. Prior to December 31, 2001, the Company decided to take action to sublease the facility and move JSI into a smaller facility. The Company does not yet have a subtenant for this facility and, as of September 30, 2003, the Company has approximately $577,000 accrued for estimated future losses under this lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005.

     The gain on sale of marketable securities of $1,349,721 for 2002 is related to the sale of the Company’s remaining 545,500 shares of its investment in Bede plc (“Bede”) in January 2002.

     Interest and other expense for the three months ended September 30, 2003 and 2002 was $264,649 and $46,640, respectively, and for the nine months ended September 30, 2003 and 2002 was $495,475 and $153,061, respectively. Interest and other expense are higher for 2003 versus 2002 primarily due to the financing transactions the Company entered into in 2003 (see “Consolidated Liquidity and Financial Condition” below). Included in interest expense for the three and nine months ended September 30, 2003 is $180,826 and $187,935, respectively, related to the beneficial conversion feature associated with the securities issued in these financing transactions. Also, interest expense for the nine months ended September 30, 2003 and 2002 includes $132,988 and $48,159, respectively, related to the amount accrued for the retirement in August 2002 of the Company’s former Chairman and Chief Executive Officer.

     Included in the loss applicable to common stock in the Statement of Operations for the three and nine months ended September 30, 2003 is preferred stock dividends of $439,290 and $668,743, respectively. The amount for the three and nine months ended September 30, 2003 represents $12,509 and $40,113, respectively, of dividends paid in cash and $426,781 and $628,630, respectively, related to the beneficial conversion feature.

Results of Segment Operations

     The results of segment operations (excluding corporate costs allocable to discontinued operations) for the three and nine months ending September 30, 2003 and 2002 are as follows:

	Three Months Ended September 30,

	Revenues		Operating Income (Loss)

	2003	2002	2003	2002

Research Division	$1,440,942	$3,294,434	$62,952	$203,390
Systems Division	1,520,045	2,140,867	(377,130)	(301,869)
Microelectronics Division	1,003,943	1,027,332	54,223	36,351

	$3,964,930	$6,462,633	$(259,955)	$(62,128)

	Nine Months Ended September 30,

	Revenues		Operating Income (Loss)

	2003	2002	2003	2002

Research Division	$4,494,234	$5,418,556	$65,849	$397,401
Systems Division	5,619,409	7,007,957	(1,189,193)	(444,725)
Microelectronics Division	3,612,655	2,230,397	159,016	290,001

	$13,726,298	$14,656,910	$(964,328)	$242,677

     The $1,853,492 decrease in revenues for the Research Division for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 is primarily due to approximately $1.5 million in unfunded costs incurred related to its lithography work for DARPA in the quarter ended June 30, 2002, which were recognized as revenue in the quarter ended September 30, 2002 when the funding was received. The additional decrease for the three month period as well as the decrease of $924,322 for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is primarily due to lower funding received on the DARPA contract. The $331,552 decrease in the operating income for the nine month period of the Research Division is primarily due to an asset writedown of $200,056 and the lower revenues.

     The $620,822 decrease in revenues for the Systems Division for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 and the $1,388,548 decrease in revenues for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is primarily due to lower revenues related to the DARPA contract. In addition, there was a decrease in other contract revenues of the Systems Division of $389,878 and $229,360 for the three and nine months ended September 30, 2003 compared to the corresponding periods in 2002. For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, these decreases were offset in part by an increase in the Navair Contract revenues of $853,000. In addition to the lower revenues in 2003, the $75,261 and $744,468 increase in the operating loss of the Systems Division for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 is due to a decrease in the gross margin in 2003 primarily due to the Navair Contract having lower margins due to its high subcontract component, and the Company’s absorption of most of its overhead and general and administrative costs related to the contract due to the limited funding on that contract. In addition, the Systems Division started another contract later in 2002, which has low margins due to estimated cost overruns on that contract. Due to these losses, in July 2003 the Systems Division reduced its headcount by 20 percent. Several sales and marketing positions at the Systems Division were eliminated as a result of the consolidation of the sales and marketing activity with the hiring of John Ricardi as Vice President of Business Development. The balance of the reductions were for positions deemed not critical to the ongoing CPL commercialization effort. Because of the continued losses of the Systems Division, the Company is considering other cost cutting actions.

     The increase in revenues of $1,382,258 for the Microelectronics Division for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 is due to the receipt of approximately $5 million in additional contracts in February, 2003 from General Dynamics Advanced Information Systems to enhance the semiconductor wafer fabrication processes installed at the foundry at McClellan Air Force Base in Sacramento owned by the Defense Microelectronics Agency. The decrease in the operating income of $130,985 of the Microelectronics Division for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 despite the higher revenues is primarily due to lower margins in 2003 due to a contract cost overrun of approximately $70,000 in 2003, and a higher allocation of corporate costs in 2003.

Consolidated Liquidity and Financial Condition

     Unrestricted cash and cash equivalents at September 30, 2003 was $2,193,778. The decrease in unrestricted cash and cash equivalents during the nine months ended September 30, 2003 of $52,486 resulted primarily from cash used in continuing operations of $2,508,684 primarily related to operating losses and a reduction in liabilities, cash used in discontinued operations of $1,443,567 and a net decrease in line of credit borrowings of $1,449,146 offset by proceeds from the issuance of preferred and common stock of $4,239,300 and the conversion of $1,360,296 of restricted cash to unrestricted cash.

     JMAR’s operations will continue to use cash in 2003 and into 2004 for, among other requirements, 1) certain CPL commercialization costs not covered by existing contracts; 2) temporary funding delays related to government contracts; and 3) corporate costs, primarily related to the cost of being a public company. Working capital (deficit) as of September 30, 2003 and December 31, 2002 was $173,573 and $(780,117), respectively. The increase in working capital is primarily due to proceeds received from the issuance of preferred stock of $3.5 million and the conversion into common stock of $897,000 of the Company’s line of credit offset in part by the classification as a current liability as of September 30, 2003 of $1.2 million in notes to the former SAL noteholders due February 2004 and the Company’s losses. The Company has had discussions with the representative of the SAL noteholders regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. However, there can be no assurance that the terms of this debt will be amended.

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (the “Working Capital Line”) with Laurus Master Fund (“Laurus”). The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. The Company can convert a portion of the principal outstanding to common stock at $.92 per share (the “Conversion Price”) if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. Laurus can convert any portion of the principal outstanding to common stock at the Conversion Price any time the market price of the Company’s common stock is in excess of the Conversion Price. After the first $2 million of conversions into equity, the Conversion Price will be adjusted upward. The interest rate on the Working Capital Line is prime (4% at September 30, 2003) plus .75 percent, subject to a floor of 5 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be .90 or higher. Quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of assets held for sale. The Company’s quick ratio was 1.15 at September 30, 2003. As of September 30, 2003, approximately $100,000 was outstanding under the Working Capital Line. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $2 million at September 30, 2003.

     In March 2003, the Company sold for cash $1 million in shares of 8 percent Series A Convertible Preferred (the “Series A Preferred”) to Laurus at a fixed conversion price of $.88 per share. Accrued dividends are payable monthly. The Series A Preferred must be redeemed in two years, if not previously converted. Except for the conversion price, the conversion terms of the Series A Preferred are the same as the conversion terms of the Working Capital Line. The proceeds received under the Series A Preferred are initially restricted, however, the funds are released as the Preferred Stock is converted to common stock. For the nine months ended September 30, 2003, Laurus converted $780,296 of the Series A Preferred into 886,700 shares of common stock of the Company.

     In addition, in March 2003, the Company also sold for cash $1 million in shares of 3 percent Series B Convertible Preferred Stock (the “Series B Preferred”) to Laurus at a fixed conversion price of $.88 per share. Accrued dividends are payable monthly. Principal is payable in cash or stock in twelve equal monthly installments starting October 1, 2003. Except for the conversion price, the conversion terms of the Series B Preferred Stock are the same as the conversion terms of the Working Capital Line. Conversions to equity are offset against the required principal repayments and, as a result of conversion to date, the first installment payment is scheduled for June, 2004. For the nine months ended September 30, 2003, Laurus converted $691,504 of the Series B Preferred into 785,800 shares of common stock of the Company.

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

     In September 2003, the Company sold for cash $1.5 million of 8 percent Series C Convertible Preferred Stock (“Series C Preferred”) to Laurus at a fixed conversion price of $2.08 per share. The Series C Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in twelve equal monthly installments starting in April, 2004, if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series C Preferred are the same as the conversion terms of the Working Capital Line.

     In connection with the September 2003 financing, the Company issued to Laurus warrants to purchase 150,000 shares of common stock at an exercise price of $2.60. The Company valued these warrants using the Black-Scholes model and recorded the fair value of $201,000 as a discount to the preferred stock. In addition, the Company recorded an additional discount of $201,000 representing the intrinsic value of the beneficial conversion feature for the convertible preferred stock, which will be amortized over the redemption period of the preferred stock using the effective interest method.

     In February, 2003, under its Shelf Registration Statement, the Company sold 100,000 shares of its Common Stock and a Warrant for 20,000 shares, exercisable at $1.25 per share, for gross proceeds of $100,000. The Series A and B Convertible Preferred Stock and 300,000 of the Warrants described above were also sold under the Universal Blank Shelf Registration Statement.

     In September 2002, All American Semiconductor, Inc. (“All American”) filed a Complaint against JSI and JMAR seeking payment of approximately $700,000 owed by JSI to All American. In September 2003, the Company and All American executed a settlement agreement whereby the Company agreed to pay All American $500,000 in full satisfaction of all amounts owed to All American. The settlement amount was paid by the Company in October 2003.

     Management believes that, including the above financings, the Company has adequate resources to fund operations and working capital requirements through September 30, 2004 except for $1.2 million in debt due in February, 2004 to the former creditors of SAL, Inc., which the Company acquired in August, 2001. The Company has had discussions with the representative of the noteholders of this debt regarding the extinguishment of this debt with stock or otherwise amending the terms of the debt. If the Company is unsuccessful in its negotiations with the noteholders, it will need to raise additional financing to retire this debt. In November 2003, the Company received $1 million in funding under its DARPA contract and is expecting additional funding of $1.6 million before December 31, 2003, the receipt of which is based on certain milestones. If this funding is not received, the Company may need to obtain financing to continue this work. The Company expects to receive approximately $5.4 million in additional funding under its DARPA contract for 2004. Because of normal delays in the release of such funding, in the first quarter of 2004, the Company expects a delay in receipt of these funds which may require the Company to obtain financing for the costs incurred on this contract prior to the receipt of funds. In addition, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. There can be no assurance that additional financings will be available when needed, or if available, will be done on favorable terms.

     The Company’s stockholders’ equity was $3,875,534 as of September 30, 2003. The Company transferred to the Nasdaq SmallCap Market on May 9, 2003, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards, particularly the above described financings. The Company is also pursuing opportunities for strategic relationships with semiconductor industry partners, one of the goals of which would involve receipt of additional funding, in order to accelerate the commercialization of its emerging CPL products.

     On August 7, 2001, the Company’s wholly owned subsidiary, JMAR/SAL NanoLithography, Inc. (“Subsidiary”) acquired (the “Acquisition”) all of the outstanding equity of Semiconductor Advanced Lithography, Inc. (“SAL”), in a merger of SAL with and into Subsidiary (“Merger”). Consideration for the Merger consisted of an aggregate of 603,051 shares of the Company’s common stock, $1.2 million in cash and $1.2 million in notes (the “SAL Notes”). The SAL Notes are convertible into shares of the Company’s common stock at a price of $4.302. The SAL Notes are convertible by the holders at any time and the Company can force conversion if the average price, as defined, of the Company’s common stock during any ten-day trading period exceeds $6.45. Interest on the SAL Notes is payable quarterly, with the entire principal amount due, if not converted, on February 7, 2004. The resale by the holders of the conversion shares is covered by an effective registration statement. As discussed above, the Company is pursuing the extinguishment of the SAL Notes with common stock of the Company, or otherwise amending the Notes.

     Under the Merger Agreement, SAL’s former shareholders and creditors could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in Convertible Notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in Convertible Notes. For the second earnout, the SAL shareholders can earn $500,000 in Convertible Notes upon the satisfaction of a lithography demonstration milestone. This milestone must be met 90 days after the CPL light source is integrated with the stepper at the Systems Division in Vermont and has satisfied certain negotiated source performance criteria. The specific source performance criteria specified in the Merger Agreement have not been met by the currently integrated source because of unstable power output and low reliability, so the 90 day period to satisfy this milestone has not yet commenced. A second beta source is under development by the Research Division and is intended to have both the reliability and X-ray power needed to start the second earnout period in 2004.

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

Commitments

     Future minimum annual commitments under bank and other debt agreements, non-cancellable operating leases (net of subleases) and post-employment benefits as of September 30, 2003 are as follows (unaudited):

	2004	2005	2006	2007	Thereafter	Total

Bank and other debt	$1,200,000	$—	$—	$—	$—	$1,200,000
Operating leases	826,854	496,277	39,970	—	—	1,363,101
Post-employment benefits	211,172	211,172	211,172	211,172	138,074	982,762

	$2,238,026	$707,449	$251,142	$211,172	$138,074	$3,545,863

     Excluded from the above table is Series A, B and C Preferred Stock in the gross amount of approximately $2 million at September 30, 2003. The Series B Preferred Stock in the amount of $308,496 at September 30, 2003 is redeemable, if not previously converted, in twelve equal monthly payments starting June 2004, the Series A Preferred Stock is redeemable, if not previously converted, in March 2005 and the Series C Preferred Stock is redeemable, if not previously converted, in eighteen equal monthly payments starting in April 2004 (see page 22). Also excluded from the above table is the Company’s $3 million Working Capital Line. The Working Capital Line balance was approximately $100,000 at September 30, 2003.

     As noted above, pursuant to the acquisition of SAL, its former shareholders and creditors can earn up to two earnout payments upon the satisfaction of certain earnout conditions.

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

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

     Certain statements contained in this Form 10-Q which are not related to historical results, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce those products into the commercial marketplace or to apply those products, projects or processes to alternative applications and the availability of future bank or equity investor financing are forward-looking statements that necessarily are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements. These risks and uncertainties include the lack of funds to continue development and commercialization of our CPL products due to delays in funding of government contracts and delays in securing, or inability to secure, other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise. Other risks include the Company’s failure to achieve levels of power and reliability in its CPL source that are required by customers, the failure of the GaAs chip market to recover and grow, delays in shipments or cancellations of orders, failure of expected orders to materialize, fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins, lack of availability of critical components, the failure of pending patents to be issued, delays in development, introduction and acceptance of new products, changing business and economic conditions in various geographic regions, technical problems in the development or modification of its CPL or EUV sources, the impact of competitive products and pricing, including the risk that current lithography technologies can continue to economically produce smaller feature sizes or that the EUV LLC is successful in developing an acceptable next generation lithography process that becomes the process of choice for the semiconductor industry or that the semiconductor industry fails to adopt CPL as the lithography alternative, the degree of success of technology transfer (e.g., advanced lithography sources, etc.) to commercial products, availability of working capital to support growth, continued government funding of advanced lithography, successful integration of acquisitions, declining credit markets, the non-payment of the deferred purchase price received in the sale of JPSI, greater JPSI liabilities assumed than estimated, other competitive factors and temporary cessation of operations at one or more of its division facilities due to natural events such as floods, earthquakes and fires, and other risks detailed in the Company’s Form 10-K for the year ended December 31, 2002, and in the Company’s other filings with the Securities and Exchange Commission.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of September 30, 2003 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's reports filed or submitted under the Exchange Act of 1934.

     There have been no significant changes in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

     All American Lawsuit

     Following the discontinuance of the standard semiconductor products business of JMAR Semiconductor, Inc. (“JSI”) in the first quarter of 2002, JSI sought to negotiate debt reductions from the creditors associated with the discontinued portion of its business. Among the debts of JSI was a debt of approximately $700,000 to its distributor, All American Semiconductor, Inc. (“All American”). Although the Company asserts that the debts of JSI are the sole obligation of JSI and not of the Company, the Company is required to reflect the liabilities of this subsidiary in its Consolidated Balance Sheet and the Company has previously reflected approximately $700,000 owing to All American as a liability on its Consolidated Balance Sheet. In September, 2002, All American filed a Complaint against JSI and

JMAR in San Diego Superior Court seeking payment of the $700,000 debt and other damages. All American alleged that JMAR was the “alter ego” of JSI and based on that theory should be held responsible for the obligations of JSI. In September 2003, the Company and All American executed a settlement agreement whereby the Company agreed to pay All American $500,000 in full satisfaction of all amounts owed to All American. The lawsuit was dismissed with prejudice in October, 2003.

     Macrotech Lawsuit

     Among the remaining liabilities of JSI included on the Company’s Consolidated Balance Sheet is a debt of approximately $200,000 owing to Macrotech, Inc., a former supplier of chip manufacturing services to JSI. This debt arises out of several purchase orders for FIFO chip manufacturing issued by JSI to Macrotech. JSI claims that these purchase orders were cancelable as to amounts that had not yet been confirmed for production and that JSI timely canceled all but approximately $200,000 of the remaining obligations under those purchase orders. In October, 2003, Macrotech filed a Complaint against JSI alleging breach of contract and other related claims and seeking payment of approximately $680,000, as well as punitive damages in an unspecified amount. Macrotech also alleges that the Company is the “alter ego” of JSI and should be held responsible for JSI’s debts. JSI and the Company deny that Macrotech is owed more than approximately $200,000 and the Company asserts that it is not JSI’s alter ego and is not responsible for the debts of JSI. Although the Company believes the parties will continue to engage in discussions in an effort to avoid the costs of litigation and to reach a mutual resolution of this matter, if the lawsuit is pursued by Macrotech the Company intends to vigorously defend this lawsuit.

Item 2. Changes in Securities.

(c)(i) In September, 2003, the Company issued $1.5 million of Series C Convertible Preferred Stock (“Series C Preferred”) to Laurus Master Fund Ltd. (“Laurus”). The Series C Preferred has a fixed conversion price of $2.08 per share. Also issued in this transaction were Warrants to purchase 150,000 shares of Common Stock at a price of $2.60 per share. These issuances were exempt under Section 4(2) of the Act.

(c)(ii) In July, 2003, the Company granted warrants to purchase 50,000 shares to Dian Griesel, President of The Investor Relations Group, as compensation for investor and public relations services. This transaction was exempt under Section 4(2) of the Act.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 31.1 Certificate of Ronald A. Walrod pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certificate of Dennis E. Valentine pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on August 18, 2003 related to the announcement of its financial results for the quarter ended June 30, 2003.

The Company filed a Report on Form 8-K on July 31, 2003 related to the sale of JMAR Precision Systems, Inc., a wholly-owned subsidiary.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

November 12, 2003

	By :	/s/ Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer and Authorized Officer

	By :	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer