Form 10-Q
period 2004-03-31
JMAR TECHNOLOGIES INC
filed 2004-05-17
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004
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

Yes [  ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 10, 2004).

Common Stock, $.01 par value: 30,889,465 shares

INDEX

		Page #
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – March 31, 2004 (unaudited) and December 31, 2003	2
	Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2004 and 2003	3
	Consolidated Statements of Cash Flows (unaudited) – Three months ended March 31, 2004 and 2003	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 1.	N/A
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	23
Item 3.	N/A
Item 4.	N/A
Item 5.	N/A
Item 6.	Exhibits and Reports on Form 8-K	24
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,454,410	$4,171,179
Accounts receivable, net	3,780,275	2,802,025
Inventories	279,978	307,152
Prepaid expenses and other	903,187	695,170

Total current assets	15,417,850	7,975,526
Property and equipment, net	739,282	791,773
Intangible assets, net	644,191	684,041
Other assets	326,003	250,936
Goodwill, net	3,790,907	3,790,907

TOTAL ASSETS	$20,918,233	$13,493,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$583,942	$1,102,873
Accrued liabilities	602,684	561,716
Accrued payroll and related costs	579,072	582,357
Line of credit and notes payable, net of discount	187,869	2,340,431
Current liabilities of discontinued operations, including notes payable	660,710	960,983

Total current liabilities	2,614,277	5,548,360

Notes payable and other long-term liabilities, net of current portion	493,722	449,873
Redeemable convertible preferred stock, 1,056,400 shares issued and outstanding as of March 31, 2004 and 350,000 shares as of December 31, 2003	8,778,119	2,217,150
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 1,056,400 shares issued and outstanding as of March 31, 2004 included in redeemable convertible preferred stock above, and 350,000 issued and outstanding as of December 31, 2003	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 30,173,748 shares as of March 31, 2004 and 27,654,845 shares as of December 31, 2003	301,738	276,548
Additional-paid in capital	68,273,218	62,420,135
Accumulated deficit	(59,542,841)	(57,418,883)

Total stockholders’ equity	9,032,115	5,277,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,918,233	$13,493,183

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Revenues	$3,035,376	$4,733,714
Costs of revenues	2,369,923	3,822,730

Gross profit	665,453	910,984

Operating expenses:
Selling, general and administrative	1,125,774	1,067,517
Research and development	54,097	102,509
Asset writedown	—	106,093

Total operating expenses	1,179,871	1,276,119

Loss from operations	(514,418)	(365,135)
Interest and other income	71,831	23,591
Interest and other expense	(449,991)	(105,126)

Loss from continuing operations	(892,578)	(446,670)
Loss from operations of discontinued operations	(62,097)	(459,987)

Net loss	(954,675)	(906,657)
Deemed preferred stock dividends	(1,169,283)	(5,422)

Loss applicable to common stock	$(2,123,958)	$(912,079)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.07)	$(0.02)
Loss per share from discontinued operations	—	(0.02)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.04)

Shares used in computation of basic and diluted loss per share	29,660,437	23,886,503

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(892,578)	$(446,670)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	467,308	162,396
Asset writedown	—	106,093
Services received in exchange for common stock or warrants	—	1,801
Change in assets and liabilities:
Accounts receivable, net	(978,250)	173,744
Inventories	27,174	62,469
Prepaid expenses and other	99,111	(127,693)
Customer deposits	—	(398,603)
Accounts payable and accrued liabilities	(437,384)	(487,734)

Net cash used in continuing operations operating activities	(1,714,619)	(954,197)

Loss from discontinued operations	(62,097)	(459,987)
Changes in net assets and liabilities of discontinued operations	(300,273)	(356,327)

Net cash used in discontinued operations	(362,370)	(816,314)

Net cash used in operating activities	(2,076,989)	(1,770,511)

Cash flows from investing activities:
Capital expenditures	(19,011)	(5,297)
Additions of intangible assets	(31,852)	(23,543)

Net cash used in investing activities	(50,863)	(28,840)

Cash flows from financing activities:
Net proceeds from the issuance of preferred and common stock	9,100,750	1,967,582
Payments of notes payable	(835,761)	—
Cash payments of preferred stock dividends	(59,258)	—
Net proceeds from the exercise of options	82,191	—
Net borrowings under line of credit	123,161	11,000
Decrease in restricted cash	—	275,000

Net cash provided by financing activities	8,411,083	2,253,582

Net increase in cash and cash equivalents	6,283,231	454,231
Cash and cash equivalents, beginning of period	4,171,179	2,246,264

Cash and cash equivalents, end of period	$10,454,410	$2,700,495

Cash paid for interest	$48,366	$42,805

During the three months ended March 31, 2004, the holder of Series C and D Convertible Preferred Stock converted $2,436,000 of the preferred stock into 1,321,154 shares of common stock of the Company. The Company recorded $1,769,759 related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt (see Notes 9 and 10). In addition, during the three months ended March 31, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 9). Also, during the three months ended March 31, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 9).

The accompanying notes of those consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Financial Condition

     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     JMAR Technologies, Inc. develops, manufactures, and supports advanced laser, sensor, and custom systems for applications in the semiconductor, biotech, homeland security and nanotechnology markets. The U.S. Department of Defense is the principal source of funds for the Company’s Collimated Plasma Lithography (CPL) light source, X-ray stepper systems, and X-ray mask research and development programs. JMAR also provides X-ray steppers and services to the University of Wisconsin’s Center for Nanotechnology, to BAE Systems in New Hampshire, and to others. In addition to the development of nanolithography tools, JMAR provides semiconductor fabrication process integration and maintenance support to the Department of Defense’s Defense Microelectronics Activity in Sacramento, California.

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

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations (see Note 8).

     The accompanying consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

(2) Recent Accounting Pronouncements

     In September 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to (a) all entities and (b) legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of long-lived assets, except for certain obligations of lessees. This statement amends FASB Statement No. 19, “Financial Accounting and Reporting

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

by Oil and Gas Producing Companies,” and is effective for financial statements issued for fiscal years beginning after September 15, 2002. The Company has implemented SFAS No. 143 effective January 1, 2003. The impact of such adoption did not have a material effect on the Company’s financial statements.

     Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period which the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has implemented SFAS No. 146 effective January 1, 2003. The impact of such adoption did not have a material effect on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has implemented SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods (see Note 3).

     The FASB has issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” – an interpretation of FASB Nos. 5, 57 and 107 and rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of these provisions of the Interpretation is not expected to have a material impact on the Company’s consolidated financial statements. The disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002, and have been adopted in the accompanying consolidated financial statements, with no additional disclosure required.

     The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities” – an interpretation of Accounting Research Bulletin (ARB) No. 51. This Interpretation defines a variable interest entity and provides that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. Furthermore, the Board indicates that the voting interest approach of ARB No. 51 is not effective in identifying controlling financial interests in entities that are not controllable through voting interest or in which the equity investors do not bear the residual economic risk. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The implementation of this Interpretation did not have a material effect on the Company’s financial statements.

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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

(3) Stock-Based Compensation Plans

     The Company has six stock option or warrant plans, the 1991 Stock Option Plan (the “1991 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the Management Anti-Dilution Plan (the “Anti-Dilution Plan”), two incentive plans which provide for the issuance of options and warrants to Research Division employees (the “Research Division Plans”) and an incentive plan which provided for the issuance of warrants to JPSI employees (the “JPSI Plans”). The Company is also a party to non-plan option and warrant agreements with several individuals. The Company accounts for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following pro forma amounts (unaudited):

		Three Months Ended March 31,
		2004	2003
Loss applicable to common stock:	As Reported	$(2,123,958)	$(912,079)
	Pro Forma	(2,793,047)	(1,800,309)
Basic and diluted loss per share:	As Reported	(0.07)	(0.04)
	Pro Forma	(0.09)	(0.08)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 2.74 percent; expected dividend yields of 0 percent; and expected lives of 6 years. For grants in 2004 and 2003, the expected volatility used was 259 percent and 275 percent, respectively.

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 350,000 shares under the Research Division Plans and 450,000 shares under the JPSI Plan (Plans). In addition, 613,000 non-qualified options have been granted to five employees

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

outside of the above plans. Except as noted below, under all Plans, the option or warrant exercise price was equal to or more than the stock’s market price on date of grant for grants made during the three months ended March 31, 2004 and 2003. Options for a total of 3,000 shares were granted to the Company’s directors in payment of meeting fees in the three months ended March 31, 2004 which had an exercise price of $1.00 below the market price. Options usually have a term of ten years and vest one-third per year after date of grant. During the quarter ended March 31, 2004, 3,000 options were granted pursuant to the 1999 Plan.

(4) Inventories

     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2004 and December 31, 2003, inventories consisted of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)
Raw materials, components and sub-assemblies	$217,773	$214,694
Work-in-process	61,051	87,981
Finished goods	1,154	4,477

	$279,978	$307,152

(5) Accounts Receivable

     At March 31, 2004 and December 31, 2003, accounts receivable consisted of the following:

	March 31, 2004	December 31, 2003
	(Unaudited)
Trade	$447,849	$546,505
Trade – unbilled	214,349	108,800
U.S. Government – billed	7,302	522,123
U.S. Government – unbilled	3,110,775	1,624,597

	$3,780,275	$2,802,025

     All unbilled receivables at March 31, 2004 are expected to be billed and collected within one year except for withheld contract fees of $576,536 which will be billed and collected at the completion of the applicable contract. Payment to the Company for performance on certain U.S. Government contracts is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized. Included in the unbilled amount is $2,086,256 related to the Company’s contract with DARPA. In late March and early April 2004, DARPA released $1.6 million in funding related to the Company’s CPL contract after the successful completion of the demonstration of planned improvements to the beta source power output and reliability. The Company expects DARPA to release another $5.4 million in funding against its $34.5 million DARPA contract in 2004. Of the remaining balance of unbilled receivables, $352,646 is related to withheld fees for prior contracts to be billed pending DCAA audit, and $309,686 is related to the normal billing cycle.

(6) Property and Equipment

     At March 31, 2004 and December 31, 2003, property and equipment consisted of the following:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	March 31, 2004	December 31, 2003
	(Unaudited)
Equipment and machinery	$2,792,707	$2,774,470
Furniture and fixtures	435,817	435,043
Leasehold improvements	280,283	280,283

	3,508,807	3,489,796
Less-accumulated depreciation	(2,769,525)	(2,698,023)

	$739,282	$791,773

(7) Segment Information

     The Company operates in three business segments, as follows:

     Research Division (formerly JMAR Research) – Located in San Diego, California, this segment carries out contract research and development involving JMAR’s patented high brightness (Britelight) lasers and laser-produced plasma (LPP) technology. The results of this R&D are applied to the Company’s CPL light source, EUV generators, and related laser product developments. Until recently, the exclusive focus of the Research Division’s R&D efforts has been on advanced semiconductor lithography applications. In 2003, the Company embarked on an effort to identify additional applications for its laser and LPP technologies. Substantially all of the Research Division’s R&D is funded by contracts from the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense. During the three months ended March 31, 2004 and 2003, this segment accounted for approximately 37% and 30%, respectively, of the Company’s revenues.

     The technologies developed at the Research Division are transitioned to JMAR’s Systems Division for product engineering and future production.

     Systems Division (formerly JMAR/SAL NanoLithography) – This segment develops and manufactures X-ray lithography steppers. Located in Vermont, this Division also serves as JMAR’s product design and manufacturing arm, carrying out the engineering, production, and integration of JMAR’s CPL light sources and CPL stepper systems. The Systems Division also applies its engineering and manufacturing expertise to the development of new products using a combination of JMAR and third party technology, as in the case of its design and manufacture of alpha and beta READ sensors for FemtoTrace, Inc. for environmental and homeland security applications. During the three months ended March 31, 2004 and 2003, this segment accounted for approximately 29% and 37%, respectively, of the Company’s revenues.

     Microelectronics Division (formerly JMAR Semiconductor) – This segment provides process integration and maintenance support for the Defense Microelectronics Activity’s semiconductor fabrication facility in Sacramento, California. It also designs and produces application specific integrated circuits (ASICs) for military and commercial markets. During the three months ended March 31, 2004 and 2003, this segment accounted for approximately 34% and 33%, respectively, of the Company’s revenues.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the three months ended March 31, 2004, and 2003 (excluding discontinued operations) is as follows:

	Research	Systems	Microelectronics
	Division	Division	Division	Corporate	Total
2004:
Revenues	$1,103,807	$890,734	$1,040,835	$—	$3,035,376
Operating loss	(69,575)	(389,781)	(55,062)	—	(514,418)
Total assets	4,144,215	4,698,097	1,021,064	11,054,857	20,918,233
Capital expenditures	4,243	2,849	2,633	9,286	19,011
Depreciation and amortization	41,593	74,034	6,893	344,788	467,308
2003:
Revenues	$1,449,550	$1,738,868	$1,545,296	$—	$4,733,714
Operating income (loss)	53,328	(358,113)	44,015	(104,365)	(365,135)
Total assets	2,687,308	5,593,516	1,793,923	3,528,218	13,602,965
Capital expenditures	3,890	—	1,407	—	5,297
Depreciation and amortization	57,807	75,909	4,696	23,984	162,396

     Sales to the United States Government totaled $1,642,396 and $2,735,851 for the three months ended March 31, 2004 and 2003, respectively. In addition, sales to General Dynamics Advanced Information Systems were $1,034,781 and $1,497,226 for the three months ended March 31, 2004 and 2003, respectively.

(8) Discontinued Operations

     The loss from operations of discontinued operations of $62,097 for the three months ended March 31, 2004 is related to imputed interest on the discounted value of the future lease payments of the former facility of the standard semiconductor products business. The loss from operations of discontinued operations of $459,987 for the three months ended March 31, 2003 consists of $41,216 related to the standard semiconductor products business and $418,771 related to the precision equipment business. In July 2003, the Company sold JMAR Precision Systems, Inc. (“JPSI”) to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are secured by the assets of JPSI and the lease obligation is secured by personal property of the buyers. In addition, all JPSI receivables as of the closing were assigned to JMAR and JMAR agreed to pay all trade and employee related liabilities existing as of the closing and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. The results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations in 2003. The decrease in the loss of operations of discontinued operations is due to the sale of JPSI in July 2003.

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

     At March 31, 2004 and December 31, 2003, net liabilities of assets discontinued consisted of the following:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Current Liabilities:
Facility lease accrual	$524,270	$598,466
Accounts payable	36,174	230,978
Employee related contractual commitments	—	10,384
Note payable	100,266	121,155

	$660,710	$960,983

(9) Line of Credit and Notes Payable

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock. During the three months ended March 31, 2004, $827,000 of the Working Capital Line was converted into common stock at $.92 per share, or 898,913 shares, and $427,500 was converted into common stock at $2.85 per share, or 150,000 shares (see Note 10). The balance outstanding under the line was approximately $188,000 at March 31, 2004.

     In connection with the Working Capital Line, the Company issued warrants to Laurus to purchase 400,000 and 100,000 shares of common stock in March 2003 and January 2004, respectively, at prices ranging from $1.06 to $5.15 and paid fees of $74,400 in March 2003. The Company recorded a discount of $412,633 and $502,761 in March 2003 and January 2004, respectively, representing the intrinsic value of the beneficial conversion feature and fair value of warrants. At March 31, 2004, the unamortized discount and fees of $455,408 was included in “prepaid expenses and other” in the accompanying Balance Sheet. In addition, there will be an additional beneficial conversion feature in the amount of $210,923 recorded as additional borrowings are made against the Working Capital Line. The discount is amortized over the remaining life of the Working Capital Line or upon conversion, resulting in $324,105 of interest expense for the three months ending March 31, 2004.

     In February 2004, the Company repaid $1.2 million in convertible notes, plus accrued interest, issued to the former shareholders of SAL, by retiring a total of $364,239 in notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock valued at $3.11 per share and repaying the remaining amount of $835,761 in notes and accrued interest of $6,961 with cash.

(10) Equity Transactions

     In January 2004, the Company sold for cash $1.5 million of 8 percent Series E Convertible Preferred Stock (Series E Preferred) to Laurus at a fixed conversion price of $2.85 per share. The Series E Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in eighteen equal monthly installments starting in August 2004, if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series E Preferred are the same as the conversion terms of the Working Capital Line (see Note 9).

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     In February 2004, the Company sold for cash $8 million of 2 percent Convertible Preferred Stock (Series F, G and H Preferred) to Laurus at a fixed conversion price of $3.11 to $3.47 per share (depending upon the Series), with an average conversion price of $3.34 per share. The Series F, G and H Preferred is redeemable in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the eleven trading days prior to the redemption date) in twenty-five equal monthly installments of $150,000 starting in January 2005 with the balance redeemable in February 2007, if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series F, G and H Preferred are the same as the conversion terms of the Working Capital Line (see Note 9).

     As of May 10, 2004, the total outstanding preferred stock, warrants and Working Capital Line held by Laurus are convertible or exercisable into approximately 4.4 million shares.

     In connection with the above financing transactions with Laurus, the Company issued to Laurus warrants to purchase 290,000 shares of common stock at prices ranging from $3.42 to $5.00. In addition, in connection with the adjustment to the conversion price on the Working Capital Line (see Note 9), the Company issued to Laurus warrants to purchase 100,000 shares of common stock at an exercise price of $5.15.

     As a result of the convertible preferred stock and warrants issued, the Company recorded a discount representing the beneficial conversion feature and the fair value of the warrants issued of approximately $1.3 million. The beneficial conversion feature was recognized during the first quarter of fiscal year 2004 as a reduction of preferred stock and amortized to loss applicable to common stock over the earlier of the redemption period or the conversion dates.

     The following table summarizes the preferred stock activity through March 31, 2004.

		Three Months Ended March 31, 2004
		Financing
	Net Balance at		BCF and				Net Balance at
	December 31,	Gross	Fair Value	Fees and			March 31,
Series	2003	Amount	of Warrants	Costs	Amortization	Conversions	2004
C	$875,223	$—	$—	$—	$624,777	$1,500,000	$—
D	1,341,927	—	—	—	356,627	936,000	762,554
E	—	1,500,000	600,061	62,000	82,758	—	920,697
F	—	2,000,000	207,422	72,062	12,514	—	1,733,030
G	—	2,000,000	153,172	72,062	12,514	—	1,787,280
H	—	4,000,000	306,343	144,125	25,026	—	3,574,558

	$2,217,150	$9,500,000	$1,266,998	$350,249	$1,114,216	$2,436,000	$8,778,119

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

     Subsequent to March 31, 2004, the remaining amount of the Series D Preferred of $762,554 was converted into 488,817 shares of common stock at $1.56 per share.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     In connection with all of the financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 1,390,000 shares of common stock at prices ranging from $1.058 to $5.15. In addition, Laurus was granted the right to receive a warrant to purchase one share of common stock at $3.13 for every $20 of principal of the Working Capital Line converted to equity in excess of the first $2 million up to a total of 50,000 shares.

     During the three months ending March 31, 2004, the Company received proceeds of $82,191 for the exercise of warrants and options into 38,267 shares of common stock. During the three months ended March 31, 2003, the Company issued 2,778 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.

     Included in the loss applicable to common stock in the Statement of Operations for the three months ended March 31, 2004 and 2003 are preferred stock dividends of $1,169,283 and $5,422, respectively. The amount for 2004 represents $55,067 of preferred stock dividends paid or payable in cash and $1,114,216 related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The entire amount for 2003 represents preferred stock dividends payable in cash.

(11) Earnings Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2004 and 2003 the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of March 31, 2004 and 2003, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock of 8,350,341 and 9,145,264, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share.

(12) Intangible Assets

     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $3,790,907 at March 31, 2004 and December 31, 2003 is related to the Systems Division, acquired in August, 2001. As of March 31, 2004, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Patents	$984,976	$454,160	$530,816
Unpatented Technology	450,000	400,000	50,000
License	65,000	1,625	63,375

			$644,191

     Aggregate amortization expense of the intangible assets with determinable lives was $71,702 for the three months ended March 31, 2004. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2004	$122,991
2005	66,267
2006	66,267
2007	44,601
2008	49,723
2009	49,723
Beyond	244,619

$644,191

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

     JMAR Technologies, Inc. develops, manufactures, and supports advanced laser, sensor, and custom systems for applications in the semiconductor, biotech, homeland security and nanotechnology markets. The U.S. Department of Defense is the principal source of funds for the Company’s collimated plasma lithography (CPL™) light source, X-ray stepper systems, and X-ray mask research and development programs. JMAR also provides X-ray steppers and services to the University of Wisconsin’s Center for Nanotechnology, to BAE Systems in New Hampshire, and to others. In addition to the development of nanolithography tools, JMAR provides semiconductor fabrication process integration and maintenance support to the Department of Defense’s Defense Microelectronics Activity in Sacramento, California.

Sources of Revenue

     Currently, over 90 percent of the Company’s revenues are derived as the prime contractor or subcontractor for government contracts. The most significant ongoing contract is the multi-year $34.5 million contract issued to JMAR’s Research Division by the U.S. Army Research Laboratory sponsored by DARPA for further development of the Company’s CPL system. Through March 31, 2004, a total of $16.6 million has been received under this contract and the Company expects to receive an additional $7 million in funding in 2004. Although the $7 million funding has been appropriated by Congress, DARPA controls the timing of the funding. In late March and early April 2004, DARPA released $1.6 million of this $7 million in funding upon the successful completion of a reliability and performance test which was completed on March 21, 2004. The release of the remaining $5.4 million during 2004 is also subject to milestones related to the further improvement of the beta source. The Company believes that it will meet the milestones for release of all of the remaining $5.4 million.

     JMAR’s next most significant contract is a $10 million contract issued to JMAR’s Systems Division by Naval Air Warfare Center AD to procure sub-100 nm X-ray masks used in the development and production of high performance GaAs MMICs (“Navair Contract”). Through 2003, a total of $6.4 million has been received under this contract, and the Company expects to receive $2.1 million in funding in 2004. The funding for this contract has also been appropriated by Congress. In connection with the award of the Navair Contract, the Company entered into a subcontract with IBM to manufacture and deliver X-ray masks to JMAR. In October 2003, the Company was notified by IBM that effective December 31, 2003 it was discontinuing its Vermont X-ray lithography mask-making operations and terminating this subcontract. The Company has issued purchase orders to two other mask suppliers who will provide masks starting in the third quarter of 2004. The Company believes it has sufficient masks for its planned lithography exposure tests until these masks are delivered.

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

     In February 2004, the Company received $8 million in financing from Laurus Master Fund (Laurus). We intend to use these funds to initiate and advance new product research and development efforts and to acquire or license products, technologies or businesses to expand our revenue base. While we believe these investments will lead to increased revenue in the future, the initial expenditure of these funds will increase the Company’s research and development expenses and, correspondingly, its net loss in the near term.

Results of Operations

     Revenues. Total revenues for the three months ended March 31, 2004 and 2003 were $3,035,376 and $4,733,714, respectively. Revenues by segment for the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Research Division	$1,103,807	$1,449,550
Systems Division	890,734	1,738,868
Microelectronics Division	1,040,835	1,545,296

	$3,035,376	$4,733,714

     The decrease in revenues for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was primarily attributable to a decrease in the Navair Contract revenues of $717,114 at the Systems Division due to the delay in replacing IBM as the subcontractor on that contract, a decrease of $554,682 related to two contracts at the Systems Division that are nearing completion, a decrease in contract revenues at the Microelectronics Divisions of $462,445 related to vendor delays and a decrease in revenues of the Research and Systems Divisions related to the DARPA contract of $101,554 due to lower funding received on that contract.

     Losses. The net loss for the three months ended March 31, 2004 and 2003 was $(954,675) and $(906,657), respectively. The loss from continuing operations for those same periods was $(892,578) and $(446,670), respectively, while the loss from operations for those same periods was $(514,418) and $(365,135), respectively. Included in the net loss for the three months ended March 31, 2004 and 2003 is a loss from operations of discontinued operations of $(62,097) and $(459,987), respectively. Also included in the net loss for the three months ended March 31, 2004 is a non-cash interest charge of $324,105 related to the discount representing the intrinsic value of the beneficial conversion feature and fair value of warrants related to the Company’s Working Capital Line. Included in the loss from operations in 2003 is a write-off of abandoned patents in the amount of $106,093.

     Gross Margins. Gross margins for the three months ended March 31, 2004 and 2003 were 21.9% and 19.2%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary increase in the gross margin for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is due to low margins in 2003 on the Navair Contract on higher revenues. The low margins were due to the high subcontract component of the Navair Contract and the Company’s absorption of some of the costs incurred due to limited funding on that contract. In addition, the gross margin on the Microelectronics Division contract with GDAIS was higher in 2004 due to lower material costs and a $70,000 contract cost overrun in 2003. In addition, the Company recorded a contract reserve of approximately $171,000 in 2004 related to reserves on a contract at the Systems Division. The majority of the Company’s revenues in 2004 will be derived from contracts, so gross margins are expected to continue at similar levels.

     Selling, General and Administrative (SG&A). SG&A expenses for the three months ended March 31, 2004 and 2003 were $1,125,774 and $1,067,517, respectively. The increase in SG&A expenses in 2004 compared to 2003 is primarily related to higher payroll costs of approximately $121,000 primarily due to additional personnel, higher Board of Director costs of approximately $45,000 due to the implementation of the provisions of Sarbanes-Oxley, and higher ASIC marketing costs in the amount of approximately $75,000 offset in part by a decrease in SG&A costs of approximately $146,000 at the Systems Division due to staff and other cost reductions.

     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and company-funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-funded RD&E costs incurred, included in “Costs of Sales”, totaled $1,330,682 and $2,419,435 for the three months ended March 31, 2004 and 2003, respectively. The decrease in customer-funded RD&E expenditures for the three months ended March 31, 2004 consists of a decrease of $719,826 related to the Navair Contract, decreases in two contracts winding down at the Systems Division of $329,116 and a decrease of $39,811 related to the DARPA Contract.

     Company-funded RD&E costs are shown in “Operating Expenses” and totaled $54,097 and $102,509 for the three months ended March 31, 2004 and 2003, respectively. Hence, total RD&E expenditures for the three month periods were $1,384,779 and $2,521,944 for 2004 and 2003, respectively. Total RD&E expenditures as a percentage of revenues were 45.6% and 53.3% for the three months ended March 31, 2004 and 2003, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry. In February 2004, the Company received $8 million in financing from Laurus. JMAR intends to use these funds to initiate and advance new product research and development efforts and to acquire or license products, technologies or businesses. Accordingly, the Company expects company-funded RD&E to increase significantly in 2004.

     Discontinued Operations. The loss from operations of discontinued operations of $62,097 for the three months ended March 31, 2004 is related to the standard semiconductor products business. The loss from operations of discontinued operations of $459,987 for the three months ended March 31, 2003 includes $41,216 related to the standard semiconductor products business and $418,771 related to the precision equipment business. The decrease in the loss from operations of discontinued operations is due to the sale of JPSI in July 2003.

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

     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2004 and 2003 was $449,991 and $105,126, respectively. Interest and other expense is higher for 2004 versus 2003 primarily due to the financing transactions the Company entered into in late March 2003 and January 2004 (see “Consolidated Liquidity and Financial Condition” below). Included in interest expense for the three months ended March 31, 2004 is $324,105 related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and was charged to expense using the effective yield method based on the life of the debt, over the period from the issuance date to the conversion dates. Also, interest expense for the three months ended March 31, 2004 and 2003 includes $43,750 and $40,652, respectively, related to the discounted liability for the retirement in August 2002 of the Company’s former Chairman and Chief Executive Officer.

     Preferred Stock Dividends. Included in the loss applicable to common stock in the Statement of Operations for the three months ended March 31, 2004 and 2003 are preferred stock dividends of $1,169,283 and $5,422, respectively. The amount for 2004 represents $55,067 of preferred stock dividends paid or payable in cash and $1,114,216 related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The entire amount for 2003 represents preferred stock dividends payable in cash.

Consolidated Liquidity and Financial Condition

     Cash and cash equivalents at March 31, 2004 was $10,454,410. The increase in cash and cash equivalents during the three months ended March 31, 2004 of $6,283,231 resulted primarily from net proceeds from the issuance of preferred and common stock of $9,100,750, offset in part by the repayment in cash of $835,761 of the notes to the former SAL noteholders and cash used in continuing operations of $1,714,619 (primarily related to operating losses, an increase in accounts receivable and a reduction in liabilities), and cash used in discontinued operations of $362,370.

     JMAR’s operations will continue to use cash in 2004 for, among other requirements, 1) product research and development efforts and to acquire or license products, technologies or businesses; 2) temporary funding delays related to government contracts; 3) corporate costs, primarily related to the cost of being a public company; 4) facility costs for discontinued businesses; 5) preferred stock redemptions and dividends; and 6) other working capital needs. As a result of the financing activity discussed below, management believes that the Company has adequate resources to fund operations and working capital requirements at least through March 31, 2005. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products, including its patented CPL systems for the manufacture of high-performance semiconductors. Working capital as of March 31, 2004 and December 31, 2003 was $12,803,573 and $2,427,166, respectively. The increase in working capital is primarily due to proceeds from the issuance of preferred stock of $9.5 million and the conversion into common stock of $1,254,500 of the Company’s line of credit, offset in part by the Company’s losses.

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted.

     The interest rate on the Working Capital Line is equal to the prime rate (4% at March 31, 2004) plus 0.75 percent, subject to a floor of 5.00 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations. The Company’s quick ratio was 7.29 at March 31, 2004. As of March 31, 2004, there was approximately $188,000 outstanding under the Working Capital Line. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $2.5 million at March 31, 2004, approximately $2.3 million of which was unused at March 31, 2004.

     In 2003 and 2004, the Company sold the following series of Preferred Stock to Laurus for cash:

					Converted in 2003		Converted in 2004
				Conversion		Shares		Shares
Issuance Date	Series	Amount	Dividend	Price	Amount	Issued	Amount	Issued
March, 2003	A	$1,000,000	8%	$0.88	$1,000,000	1,136,363	—	—
March, 2003	B	$1,000,000	3%	$0.88	$1,000,000	1,136,364	—	—
September, 2003	C	$1,500,000	8%	$2.08	—	—	$1,500,000	721,154
December, 2003	D	$2,000,000	8%	$1.56	—	—	$2,000,000	1,282,051
January, 2004	E	$1,500,000	8%	$2.85	—	—	—	—
February, 2004	F	$2,000,000	2%	$3.11	—	—	—	—
February, 2004	G	$2,000,000	2%	$3.28	—	—	—	—
February, 2004	H	$4,000,000	2%	$3.47	—	—	—	—

     The Series E, F, G and H Preferred Stock are redeemable in cash (or common stock if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) at various amounts and dates (see below under “Commitments”), if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series E through H Preferred Stock are the same as the conversion terms of the Working Capital Line.

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

     The Company’s stockholders’ equity was $9,032,115 as of March 31, 2004. In May, 2003, the Company transferred to the Nasdaq SmallCap Market, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Substantial continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards, particularly the above-described financings.

     In February 2004 the Company received approximately $3.5 million in additional contracts from General Dynamics and in late March 2004 and early April 2004, DARPA released $1.6 million in funding. In addition, JMAR expects to receive approximately $5.4 million in additional CPL contract funding from DARPA and another $2.1 million in funds from NAVAIR.

Commitments

     Future minimum annual commitments under non-cancellable operating leases (net of subleases) and post-employment benefits as of March 31, 2004 are as follows (unaudited):

	2004	2005	2006	2007	Thereafter	Total
Operating leases	$791,951	$553,937	$39,970	$—	$—	$1,385,858
Post-employment benefits	154,318	282,377	269,377	269,377	254,484	1,229,933

	$946,269	$836,314	$309,347	$269,377	$254,484	$2,615,791

     The operating leases are primarily for office facilities. The post-employment benefits are presented at the total amount to be paid, whereas the liability has been discounted for financial reporting purposes.

     Excluded from the above table are redemption obligations under Series E, F, G and H Preferred Stock in the gross amount of $9.5 million. Also excluded from the above table is the Company’s $3 million Working Capital Line, of which none was outstanding at March 31, 2004. If not previously converted, the Series E through H Preferred Stock are redeemable as follows:

	Gross
	Amount	Converted
	Outstanding	Subsequent	Scheduled Redemptions
	at March 31,	to March 31,
Description	2004	2004	2004	2005	2006	2007	Total
Series D Preferred	$1.1M	$1.1M	$—	$—	$—	$—	$—
Series E Preferred	$1.5M	—	416,667	1,000,000	83,333	—	1,500,000
Series F Preferred	$2.0M	—	—	450,000	450,000	1,100,000	2,000,000
Series G Preferred	$2.0M	—	—	450,000	450,000	1,100,000	2,000,000
Series H Preferred	$4.0M	—	—	900,000	900,000	2,200,000	4,000,000

			$416,667	$2,800,000	$1,883,333	$4,400,000	$9,500,000

     Under the Merger Agreement entered into with the former shareholders and creditors of SAL, Inc. (now operating as the Company’s Systems Division), those persons could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in convertible notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in convertible notes. For the second earnout, the SAL shareholders can earn $500,000 in convertible notes upon the satisfaction of a lithography demonstration milestone. This milestone must be met 90 days after the Company’s CPL beta source has satisfied certain negotiated source performance criteria. In successful tests of the integrated system in March 2004, the source demonstrated improved reliability and performance; however, the specific source performance criteria specified in the Merger Agreement have not yet been met. If issued, the $500,000 in Convertible Notes would be due 24 months after issuance and would have a conversion price equal to 120% of the average of the closing prices for the ten days prior to issuance.

     The third earnout condition can result in payment of up to 354,736 JMAR shares and up to $1.2 million in convertible notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order is 180 days after the CPL source has satisfied the above mentioned source performance criteria. If earned, this earnout payment would be payable 30 days after delivery and acceptance of the system by the customer.

     On April 30, 2004, the Company sent a letter to former shareholders and creditors (Holders) of SAL, Inc. proposing an amendment (Amendment) to the second and third earnouts. Although the Company has continued to improve the CPL source and it has recently demonstrated improved lithographic performance, the CPL source does not yet meet the specific technical criteria set forth in the Merger Agreement and, therefore, the time to commence the required demonstration has not yet begun. Specifically, although the CPL source has demonstrated throughput approaching that required of the earnout, it has done so using a more sensitive resist than that required by the earnout. Because of the open-ended nature of the earnout, the payment of the second and third earnouts could be delayed for an indeterminate time. Because of this uncertainty, the Company believes that the current situation is unsatisfactory for both JMAR and the Holders. Upon acceptance of the Amendment by 95 percent of the Holders, the Company proposes to (i) satisfy the second earnout by issuing a total of $500,000 in shares of common stock, valued at the average of the closing prices of JMAR’s common stock for the five days prior to issuance, and (ii) require the satisfaction of the third earnout conditions by December 31, 2005.

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

     On an ongoing basis, management evaluates its estimates and judgments, including those related to revenues, goodwill and intangible assets, beneficial conversion feature, deferred taxes, litigation accrual and stock based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenues

     Product revenues are recognized when the product is shipped FOB shipping point, all risks of ownership have passed to the customer and the Company has performed all obligations in accordance with Staff Accounting Bulletin No 101, “Revenue Recognition in Financial Statements” (SAB No. 101).

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

     In addition to the several risks and uncertainties described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional risks and uncertainties include the following:

•	the possible lack of funds to continue development and commercialization of our CPL products due to delays in funding or cancellation of government contracts;

•	possible delays in securing, or inability to secure other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise;

•	the possible inability to develop, manufacture and market, in a timely manner, innovative products that meet the needs of new customers and new industries, which will require the Company to increase its product engineering, manufacturing and sales and marketing infrastructure;

•	the possible inability to achieve the levels of power and reliability in its CPL source required to enter the GaAs, contact hole and mainstream silicon markets, despite the expenditure of additional significant funds;

•	the possible delay in the near-term recovery of the GaAs chip market resulting in further delays in the demand for the increased throughput offered by the Company’s CPL system;

•	despite substantial technical, marketing and sales efforts and the expenditure of significant funds by the Company, the failure to convince semiconductor manufacturers to adopt the Company’s CPL technology over other existing and possible future alternative lithography technologies, including the use of electron beam systems for GaAs chip manufacturing, 193 immersion lithography for silicon contact hole processing and EUV lithography for future mainstream silicon manufacturing;

•	the possible failure of the Company’s other new product development efforts, which can involve lengthy and capital intensive programs that are subject to many unforeseen risks, delays, problems and costs and uncertainties as to the market’s demand for such new products;

•	the possible failure to form alliances with stepper, mask and resist companies to develop the appropriate infrastructure to support the Company’s CPL lithography technology;

•	the possible lack of availability of critical components from third party suppliers, including laser diodes, x-ray collimators, x-ray masks and photo-resist, or the inability to obtain such components at acceptable costs;

•	possible fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins;

•	the possible failure of pending patents to be issued and uncertainties as to the breadth or degree of protection of existing or future patents in the fields of x-ray lithography and EUV light sources; and

•	other risks detailed in the Company’s Form 10-K for the year ended December 31, 2003 and in the Company’s other filings with the Securities and Exchange Commission.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of March 31, 2004 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s reports filed or submitted under the Exchange Act of 1934.

     There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(c)(i) In January and February 2004, the Company issued Series E, F, G and H Convertible Preferred Stock to Laurus Master Fund in the amounts of $1.5 million, $2 million, $2 million and $4 million, respectively. The Series E, F, G and H Convertible Preferred Stock have fixed conversion prices of $2.85, $3.11, $3.28 and $3.47, respectively. Also issued in these transactions were warrants to purchase 90,000 shares of common stock at an exercise price of $5.00 per share, 50,000 shares of common stock at an exercise price of $3.42 per share, 50,000 shares of common stock at an exercise price of $3.61 per share and 100,000 shares of common stock at an exercise price of $3.82 per share. The other material terms of these securities are described in the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report. These issuances were exempt under Section 4(2) of the Securities Act of 1933.

(c)(ii) In January 2004, in connection with the increase in the conversion price to $2.85 for the Company’s Working Capital Line, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $5.15 per share. The other material terms of these securities are described in the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report. This issuance was exempt under Section 4(2) of the Securities Act of 1933.

(e)(i) On February 23, 2000, C. Neil Beer, a director, executed a Secured Promissory Note in favor of the Company (the “Note”) in the original principal amount of $14,250, with interest accruing at the prime rate, payable on demand by the Company. In March 2004, Dr. Beer repaid the Note and accrued interest in full by delivering to the Company a total of 7,552 shares of common stock of the Company. This transaction is considered a purchase of shares by the Company and is reflected in the table below.

Purchases of Equity Securities

	Total	Average	Total Number of Shares	Maximum Number of
	Number of	Price	Purchased as Part of	Shares that May Yet
	Shares	Per	Publicly Announced	be Purchased Under
Period	Purchased	Share	Program (1)	Plans or Programs
January 1-31, 2004	7,552	$2.35	0	0
February 1-29, 2004	—	—	0	0
March 1-31, 2004	—	—	0	0

(1) The Company has no currently effective publicly announced stock repurchase program.

     Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

               None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

May 17, 2004	By:	/s/	Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer
and Authorized Officer

	By:	/s/	Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer