Form 10-Q
period 2004-06-30
JMAR TECHNOLOGIES INC
filed 2004-08-16
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 9, 2004).

Common Stock, $.01 par value: 30,891,787 shares

INDEX

Page #
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets – June 30, 2004 (unaudited) and December 31, 2003	2
Consolidated Statements of Operations (unaudited) – Three months and six months ended June 30, 2004 and 2003	3
Consolidated Statements of Cash Flows (unaudited) – Six months ended June 30, 2004 and 2003	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1. N/A
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 3. N/A
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. N/A
Item 6. Exhibits and Reports on Form 8-K	26
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
As of June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,737,301	$4,171,179
Accounts receivable, net	4,584,117	2,802,025
Inventories	264,011	307,152
Prepaid expenses and other	1,010,799	695,170

Total current assets	14,596,228	7,975,526
Property and equipment, net	721,287	791,773
Intangible assets, net	592,656	684,041
Other assets	297,832	250,936
Goodwill, net	3,790,907	3,790,907

TOTAL ASSETS	$19,998,910	$13,493,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$632,507	$1,102,873
Accrued liabilities	874,547	561,716
Accrued payroll and related costs	612,297	582,357
Line of credit and notes payable, net of discount	—	2,340,431
Current liabilities of discontinued operations, including notes payable	400,638	960,983

Total current liabilities	2,519,989	5,548,360

Notes payable and other long-term liabilities, net of current portion	479,599	449,873
Redeemable convertible preferred stock, 950,000 shares issued and outstanding as of June 30, 2004 and 350,000 shares as of December 31, 2003	8,178,812	2,217,150
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 950,000 shares issued and outstanding as of June 30, 2004 included in redeemable convertible preferred stock above, and 350,000 issued and outstanding as of December 31, 2003	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 30,891,787 shares as of June 30, 2004 and 27,654,845 shares as of December 31, 2003	308,918	276,548
Additional-paid in capital	69,376,434	62,420,135
Accumulated deficit	(60,864,842)	(57,418,883)

Total stockholders’ equity	8,820,510	5,277,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,998,910	$13,493,183

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2004 and 2003
and Six Months Ended June 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenues	$3,011,437	$5,027,654	$6,046,813	$9,761,368
Costs of revenues	2,341,595	4,055,835	4,711,518	7,878,565

Gross profit	669,842	971,819	1,335,295	1,882,803

Operating expenses:
Selling, general and administrative	1,160,075	1,219,960	2,285,849	2,287,477
Research and development	14,677	119,323	68,774	221,832
Asset writedowns	49,576	200,056	49,576	306,149
Costs associated with the BioSentry development	213,520	—	213,520	—

Total operating expenses	1,437,848	1,539,339	2,617,719	2,815,458

Loss from operations	(768,006)	(567,520)	(1,282,424)	(932,655)
Interest and other income	21,677	42,866	93,508	66,457
Interest and other expense	(115,120)	(125,700)	(565,111)	(230,826)

Loss from continuing operations	(861,449)	(650,354)	(1,754,027)	(1,097,024)
Income (loss) from operations of discontinued operations	74,546	(686,830)	12,449	(1,146,817)

Net loss	(786,903)	(1,337,184)	(1,741,578)	(2,243,841)
Deemed preferred stock dividends	(535,098)	(224,030)	(1,704,381)	(229,453)

Loss applicable to common stock	$(1,322,001)	$(1,561,214)	$(3,445,959)	$(2,473,294)

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.04)	$(0.03)	$(0.11)	$(0.05)
Income (loss) per share from discontinued operations	—	(0.03)	—	(0.05)

Basic and diluted loss per share applicable to common stock	$(0.04)	$(0.06)	$(0.11)	$(0.10)

Shares used in computation of basic and diluted income (loss) per share:
Basic	30,885,182	24,236,140	30,286,846	24,065,809

Diluted	33,368,351	24,236,140	32,770,014	24,065,809

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(1,754,027)	$(1,097,024)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	676,858	342,245
Asset writedowns	49,576	306,149
Services received in exchange for common stock or warrants	4,499	5,402
Change in assets and liabilities:
Accounts receivable, net	(1,782,092)	393,934
Inventories	43,141	8,109
Prepaid expenses and other	106,029	(293,628)
Customer deposits	—	(687,330)
Accounts payable and accrued liabilities	(97,856)	(894,664)

Net cash used in continuing operations operating activities	(2,753,872)	(1,916,807)

Income (loss) from discontinued operations	12,449	(1,146,817)
Changes in net assets and liabilities of discontinued operations	(560,345)	(390,530)

Net cash used in discontinued operations	(547,896)	(1,537,347)

Net cash used in operating activities	(3,301,768)	(3,454,154)

Cash flows from investing activities:
Capital expenditures	(62,775)	(48,542)
Additions of intangible assets	(112,601)	(53,120)

Net cash used in investing activities	(175,376)	(101,662)

Cash flows from financing activities:
Net proceeds from the issuance of preferred and common stock	9,065,093	1,957,974
Payments of notes payable	(1,051,905)	—
Cash payments of preferred stock dividends	(127,197)	—
Net proceeds from the exercise of options	157,275	—
Net borrowings under line of credit	—	614,819
Decrease in restricted cash	—	881,584

Net cash provided by financing activities	8,043,266	3,454,377

Net increase (decrease) in cash and cash equivalents	4,566,122	(101,439)
Cash and cash equivalents, beginning of period	4,171,179	2,246,264

Cash and cash equivalents, end of period	$8,737,301	$2,144,825

Cash paid for interest	$92,038	$78,391

During the six months ended June 30, 2004, the holder of Series C and D Convertible Preferred Stock converted $3,500,000 of the preferred stock into 2,003,205 shares of common stock of the Company. The Company recorded $1,769,759 related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt (see Notes 9 and 10). In addition, during the six months ended June 30, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 9). Also, during the six months ended June 30, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 9).

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

     JMAR Technologies, Inc. develops, manufactures, and supports advanced laser, sensor, and custom systems for applications in the semiconductor, biotech, homeland security, nanotechnology and utility infrastructure markets. The U.S. Department of Defense is the principal source of funds for the Company’s Collimated Plasma Lithography (CPL) light source, X-ray stepper systems, and X-ray mask research and development programs. In addition to the development of the above tools, JMAR provides semiconductor fabrication process integration and maintenance support to the Department of Defense’s Defense Microelectronics Activity in Sacramento, California.

     In the first quarter of 2002, the Company decided to discontinue the standard semiconductor products business. Also, during the later half of 2002, the Company concluded that its precision equipment business did not fit with the strategic direction of the Company and that the markets for that business’ products would continue to be slow in the near term. Therefore, in December, 2002, the Company decided to initiate the process of selling the precision equipment business and, in July 2003, the Company completed the sale of that business.

     The standard semiconductor products business and the precision equipment business have been accounted for in the accompanying consolidated financial statements as discontinued operations (see Note 8).

     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

     In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard was required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. The implementation of EITF 00-21 did not have a material effect on the Company’s financial statements.

     In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and was generally effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial statements.

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

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
Loss applicable to common stock:	As Reported	$(1,322,001)	$(1,561,214)	$(3,445,959)	$(2,473,294)
	Pro Forma	(1,497,068)	(1,785,797)	(3,788,461)	(2,918,340)
Basic and diluted loss per share:	As Reported	(0.04)	(0.06)	(0.11)	(0.10)
	Pro Forma	(0.05)	(0.07)	(0.13)	(0.12)

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

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 350,000 shares under the Research Division Plans and 450,000 shares under the JPSI Plan (Plans). In addition, 613,000 non-qualified options have been granted to five employees outside of the above plans. Except as noted below, under all Plans, the option or warrant exercise price was

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

equal to or more than the stock’s market price on date of grant for grants made during the three and six months ended June 30, 2004 and 2003 and no compensation expense was recognized. Options for a total of 7,500 shares were granted to the Company’s directors in payment of meeting fees in the six months ended June 30, 2004, which had an exercise price of $1.00 below the market price resulting in compensation expense that was not significant. Options usually have a term of ten years and vest one-third per year after date of grant. During the three and six months ended June 30, 2004, 80,500 and 83,500 options, respectively, were granted pursuant to the 1999 Plan.

(4) Inventories

     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2004 and December 31, 2003, inventories consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials, components and sub-assemblies	$217,783	$214,694
Work-in-process	45,074	87,981
Finished goods	1,154	4,477

	$264,011	$307,152

(5) Accounts Receivable

     At June 30, 2004 and December 31, 2003, accounts receivable consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
Trade	$741,063	$546,505
Trade – unbilled	105,871	108,800
U.S. Government – billed	679,891	522,123
U.S. Government – unbilled	3,057,292	1,624,597

	$4,584,117	$2,802,025

     All unbilled receivables at June 30, 2004 are expected to be billed and collected within one year except for withheld contract fees of $168,027 which will be billed and collected at the completion of the applicable contract. Payment to the Company for performance on certain U.S. Government contracts is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized. Included in the unbilled amount is $2,329,522 related to the Company’s contract with DARPA. The Company expects DARPA to release $5.4 million in funding against its DARPA contract in 2004. Of the remaining balance of unbilled receivables, $348,167 is related to withheld fees for prior contracts to be billed pending DCAA audit, and $317,447 is related to the normal billing cycle.

(6) Property and Equipment

     At June 30, 2004 and December 31, 2003, property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
	(Unaudited)
Equipment and machinery	$2,828,361	$2,774,470
Furniture and fixtures	440,992	435,043
Leasehold improvements	283,218	280,283

	3,552,571	3,489,796
Less-accumulated depreciation	(2,831,284)	(2,698,023)

	$721,287	$791,773

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(7) Segment Information

     The Company operates in three business segments, as follows:

     Research Division (formerly JMAR Research) – Located in San Diego, California, this segment carries out contract research and development involving JMAR’s patented high brightness (Britelight) lasers and laser-produced plasma (LPP) technology. The results of this R&D are applied to the Company’s CPL light source, EUV generators, and related laser product developments including X-ray microscopy and X-ray nano probe instruments. Until recently, the exclusive focus of the Research Division’s R&D efforts has been on advanced semiconductor lithography applications. In 2003, the Company embarked on an effort to identify additional applications for its laser and LPP technologies. Substantially all of the Research Division’s R&D is funded by contracts from the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense. During the six months ended June 30, 2004 and 2003, this segment accounted for approximately 40% and 31%, respectively, of the Company’s revenues.

     The technologies developed at the Research Division are transitioned to JMAR’s Systems Division for product engineering and future production.

     Systems Division (formerly JMAR/SAL NanoLithography) – Located in Vermont, this Division serves as JMAR’s product design and manufacturing arm, carrying out the engineering, production, and integration of JMAR’s CPL light sources and CPL stepper systems. The Systems Division also applies its engineering and manufacturing expertise to the development of new products using a combination of JMAR and third party technology, as in the case of its design and manufacture of alpha and beta READ sensors for FemtoTrace, Inc. for environmental and homeland security applications. During the six months ended June 30, 2004 and 2003, this segment accounted for approximately 28% and 42%, respectively, of the Company’s revenues.

     Microelectronics Division (formerly JMAR Semiconductor) – This segment provides process integration and maintenance support for the Defense Microelectronics Activity’s semiconductor fabrication facility in Sacramento, California. It also designs and produces application specific integrated circuits (ASICs) for military and commercial markets. During the six months ended June 30, 2004 and 2003, this segment accounted for approximately 32% and 27%, respectively, of the Company’s revenues.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the three and six months ended June 30, 2004 and 2003 (excluding discontinued operations) is as follows:

	Research	Systems	Microelectronics
	Division	Division	Division	Corporate	Total
Six Months Ended June 30, 2004:
Revenues	$2,393,380	$1,697,273	$1,956,160	$—	$6,046,813
Operating loss	(69,504)	(822,164)	(177,236)	(213,520)	(1,282,424)
Asset writedown	(49,576)	—	—	—	(49,576)
Total assets	4,373,871	4,158,080	1,522,999	9,943,960	19,998,910
Goodwill	—	3,790,907	—	—	3,790,907
Capital expenditures	4,243	18,978	26,739	12,815	62,775
Depreciation and amortization	82,300	149,134	14,342	431,082	676,858
Three Months Ended June 30, 2004:
Revenues	1,289,573	806,539	915,325	—	3,011,437

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

	Research	Systems	Microelectronics
	Division	Division	Division	Corporate	Total
Operating income (loss)	$71	$(432,383)	$(122,174)	$(213,520)	$(768,006)
Asset writedown	(49,576)	—	—	—	(49,576)
Capital expenditures	—	16,129	24,106	3,529	43,764
Depreciation and amortization	40,707	75,100	7,449	86,294	209,550
Six Months Ended June 30, 2003:
Revenues	3,053,292	4,099,364	2,608,712	—	9,761,368
Operating income (loss)	34,215	(843,381)	104,793	(228,282)	(932,655)
Asset writedowns	(306,149)	—	—	—	(306,149)
Total assets	2,588,993	5,615,588	1,692,140	2,299,990	12,196,711
Goodwill	—	3,790,907	—	—	3,790,907
Capital expenditures	31,722	2,578	10,719	3,523	48,542
Depreciation and amortization	117,494	161,805	10,885	52,061	342,245
Three Months Ended June 30, 2003:
Revenues	1,603,742	2,360,496	1,063,416	—	5,027,654
Operating income (loss)	(31,213)	(473,168)	60,778	(123,917)	(567,520)
Asset writedown	(200,056)	—	—	—	(200,056)
Capital expenditures	27,832	2,578	9,312	3,523	43,245
Depreciation and amortization	59,687	85,896	6,189	28,077	179,849

     The asset writedown for 2004 of $49,576 relates to patent costs. The asset writedowns for 2003 include $200,056 related to an asset held by the Research Division that will not be used by the Company in the future and $106,093 of patent costs written off.

     Sales to the United States Government totaled $1,856,315, $3,498,711, $3,722,605 and $6,458,456 for the three and six months ended June 30, 2004 and 2003, respectively. In addition, sales to General Dynamics Advanced Information Systems were $915,325, $1,950,106, $1,058,881 and $2,556,107 for the three and six months ended June 30, 2004 and 2003, respectively.

(8) Discontinued Operations

     The income from operations of discontinued operations of $74,546 and $12,449 for the three and six months ended June 30, 2004, respectively, is related to the former facility of the standard semiconductor products business. The loss from operations of discontinued operations of $(686,830) and $(1,146,817) for the three and six months ended June 30, 2003 includes $270,761 and $311,977, respectively, related to the standard semiconductor products business and $416,069 and $834,840, respectively, related to the precision equipment business. In July 2003, the Company sold JMAR Precision Systems, Inc. (“JPSI”) to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are secured by the assets of JPSI and the lease obligation is secured by personal property of the buyers. In addition, all JPSI receivables as of the closing were assigned to JMAR and JMAR agreed to pay all trade and employee related liabilities existing as of the closing and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. The results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations in 2003. The decrease in the loss of operations of discontinued operations is due to the sale of JPSI in July 2003.

     Prior to December 31, 2001, as the level of business expected from the standard semiconductor products business did not materialize, the Company decided to take action to sublease the Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility for the remaining term of the lease and reduced the Company’s reserve for this facility by approximately $112,000.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     At June 30, 2004 and December 31, 2003, net liabilities of assets discontinued consisted of the following:

	June 30,	December 31,
	2004	2003
	(Unaudited)
Current Liabilities:
Facility lease accrual	$292,964	$598,466
Accounts payable	35,231	230,978
Employee related contractual commitments	—	10,384
Note payable	72,443	121,155

	$400,638	$960,983

(9) Line of Credit and Notes Payable

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock. During the six months ended June 30, 2004, $827,000 of the Working Capital Line was converted into common stock at $.92 per share, or 898,913 shares, and $427,500 was converted into common stock at $2.85 per share, or 150,000 shares (see Note 10). There was no balance outstanding under the line at June 30, 2004.

     In connection with the Working Capital Line, the Company issued warrants to Laurus to purchase 400,000 and 100,000 shares of common stock in March 2003 and January 2004, respectively, at prices ranging from $1.06 to $5.15 and paid fees of $74,400 in March 2003. The Company recorded a discount of $412,633 and $502,761 in March 2003 and January 2004, respectively, representing the intrinsic value of the beneficial conversion feature and fair value of warrants. At June 30, 2004, the unamortized discount and fees of $390,314 was included in “prepaid expenses and other” in the accompanying Consolidated Balance Sheet. In addition, there will be an additional beneficial conversion feature in the amount of $210,923 recorded as additional borrowings are made against the Working Capital Line. The discount is amortized over the remaining life of the Working Capital Line or upon conversion, resulting in $66,098 and $390,203 of interest expense for the three and six months ending June 30, 2004.

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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

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

     As of August 9, 2004, the total outstanding preferred stock, warrants and Working Capital Line held by Laurus are convertible or exercisable into approximately 4.4 million shares.

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

     As a result of the convertible preferred stock and warrants issued in 2004, the Company recorded a discount representing the beneficial conversion feature and the fair value of the warrants issued of approximately $1.3 million. The beneficial conversion feature was recognized during the first quarter of fiscal year 2004 as a reduction of preferred stock and will be amortized to loss applicable to common stock over the earlier of the redemption period or the conversion dates.

     The following table summarizes the preferred stock activity through June 30, 2004.

		Six Months Ended June 30, 2004
		Financing
	Net Balance at		BCF and
	December 31,	Gross	Fair Value	Fees and			Net Balance at
Series	2003	Amount	of Warrants	Costs	Amortization	Conversions	June 30, 2004
C	$875,223	$—	$—	$—	$624,777	$1,500,000	$—
D	1,341,927	—	—	—	658,073	2,000,000	—
E	—	1,500,000	600,061	62,000	165,515	—	1,003,454
F	—	2,000,000	207,422	72,062	35,119	—	1,755,635
G	—	2,000,000	153,172	72,062	31,060	—	1,805,826
H	—	4,000,000	306,343	144,125	64,365	—	3,613,897

	$2,217,150	$9,500,000	$1,266,998	$350,249	$1,578,909	$3,500,000	$8,178,812

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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     In connection with all of the financing transactions with Laurus during 2003 and 2004, the Company issued warrants to Laurus to purchase a total of 1,390,000 shares of common stock at prices ranging from $1.058 to $5.15. In addition, Laurus was granted the right to receive a warrant to purchase one share of common stock at $3.13 for every $20 of principal of the Working Capital Line converted to equity in excess of the first $2 million up to a total of 50,000 shares.

     During the six months ending June 30, 2004, the Company received proceeds of $157,275 for the exercise of warrants and options into 71,933 shares of common stock. During the six months ended June 30, 2004 and 2003, the Company issued 2,322 and 8,304 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.

     Included in the loss applicable to common stock in the Statement of Operations for the three and six months ended June 30, 2004 and 2003 are preferred stock dividends of $535,098, $1,704,381, $224,030 and $229,453, respectively. The amount for the three and six months ended June 30, 2004 represents $65,471 and $125,472, respectively, of preferred stock dividends paid or payable in cash and $469,627 and $1,578,909, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The amount for the six months ended June 30, 2003 represents $27,604 of preferred stock dividends paid or payable in cash and $201,849 related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.

     If not previously converted, the Series E through H Preferred Stock are redeemable as follows:

	Gross
	Amount
	Outstanding	Scheduled Redemptions
	at June 30,
Description	2004	2004	2005	2006	2007	Total
Series E Preferred	$1.5M	$416,667	$1,000,000	$83,333	$—	$1,500,000
Series F Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series G Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series H Preferred	$4.0M	—	900,000	900,000	2,200,000	4,000,000

		$416,667	$2,800,000	$1,883,333	$4,400,000	$9,500,000

     On August 2, 2004, $85,000 of the Series E Preferred was redeemed for cash.

(11) Earnings Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2003 the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of June 30, 2004 and 2003, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock of 8,119,830 and 9,256,312, respectively.

(12) Intangible Assets

     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $3,790,907 at June 30, 2004 and December 31, 2003 is related to the Systems Division, acquired

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

in August, 2001. As of June 30, 2004, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Patents	$979,039	$470,473	$508,566
Unpatented Technology	450,000	448,555	1,445
License	86,250	3,605	82,645

			$592,656

     Aggregate amortization expense of the intangible assets with determinable lives was $72,749 and $144,451 for the three and six months ended June 30, 2004, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2004	$21,602
2005	22,248
2006	22,248
2007	22,248
2008	22,248
2009	22,248
Beyond	459,814

$592,656

(13) BioSentry Development

     During the second quarter of 2004, the Company entered into an alliance agreement with The LXT Group (LXT) to produce an early-warning system (BioSentry™) for the drinking water industry. As part of the agreement, JMAR loaned the two principals of LXT $62,500 each and agreed to provide a maximum financial commitment of $1 million, subject to the achievement of milestones by LXT. Through June 30, 2004, the Company had provided approximately $224,000 of financial support for costs incurred related to BioSentry, of which $213,520 was expensed. The majority of the remainder of the $1 million committed is expected to be provided by the Company during 2004. Also, upon satisfaction of certain conditions, the Company and LXT agreed to execute a purchase agreement for the purchase by the Company of the LXT business. The purchase agreement is intended to be signed in August 2004 with a closing expected in January 2005 after certain milestones are met and will provide for the purchase of all of the assets of LXT for consideration consisting of $125,000 in cash, cancellation of $125,000 in promissory notes held by the two principals of LXT in favor of JMAR, 180,000 shares of JMAR common stock and certain contingent earn-out payments based on future revenues and residual income generated by the LXT business.

(14) Subsequent Event

     Under the Merger Agreement entered into with the former shareholders and creditors of SAL, Inc. (now operating as the Company’s Systems Division), those persons could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in convertible notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in convertible notes. For the second earnout, the SAL shareholders could have earned $500,000 in convertible notes upon the satisfaction of a lithography demonstration milestone. This milestone was to be met 90 days after the Company’s CPL beta source satisfied certain negotiated source performance criteria. In successful tests of the integrated system in March 2004, the source demonstrated improved reliability and performance;

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

however, the specific source performance criteria specified in the Merger Agreement have not yet been met. If issued, the $500,000 in Convertible Notes would have been due 24 months after issuance and would have a conversion price equal to 120% of the average of the closing prices for the ten days prior to issuance.

     The third earnout condition could have resulted in payment of up to 354,736 JMAR shares and up to $1.2 million in convertible notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order was 180 days after the CPL source satisfied the above mentioned source performance criteria. If earned, this earnout payment would have been payable 30 days after delivery and acceptance of the system by the customer.

     On July 9, 2004, the Company sent a letter to former shareholders and creditors (Holders) of SAL, Inc. proposing a final resolution of the second and third earnouts through payment of a total of $625,000 in shares of common stock, valued at the average of the closing prices of JMAR’s common stock for the five days during the period August 18, 2004 to August 24, 2004. Although the Company has continued to improve the CPL source and it has recently demonstrated improved lithographic performance, the CPL source does not yet meet the specific technical criteria set forth in the Merger Agreement and, therefore, the time to commence the required demonstration has not yet begun. Specifically, although the CPL source has demonstrated throughput approaching that required by the earnout, it has done so using a more sensitive resist than that required by the earnout. Because of the open-ended nature of the earnout, the payment of the second and third earnouts could be delayed for an indeterminate time. Because of this uncertainty, the Company believed that the current situation was unsatisfactory for both JMAR and the Holders. As of July 31, 2004, holders of more than 99 percent of the earnout interests had accepted the Company’s offer to receive the final payment of $625,000 in common stock in full satisfaction of all remaining amounts owed under the Merger Agreement. The value of the final payment will increase goodwill on the accompanying Consolidated Balance Sheet for the quarter ended September 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

     JMAR Technologies, Inc. develops, manufactures, and supports advanced laser, sensor, and custom systems for applications in the semiconductor, biotech, homeland security, nanotechnology and utility infrastructure markets. The U.S. Department of Defense is the principal source of funds for the Company’s collimated plasma lithography (CPL™) light source, X-ray stepper systems, and X-ray mask research and development programs. In addition to the development of the above tools, JMAR provides semiconductor fabrication process integration and maintenance support to the Department of Defense’s Defense Microelectronics Activity (DMEA) in Sacramento, California.

Sources of Revenue

     Currently, over 90 percent of the Company’s revenues are derived as the prime contractor or subcontractor for government contracts. The most significant ongoing contract has been the contract issued to JMAR’s Research Division by the U.S. Army Research Laboratory sponsored by DARPA for further development of the Company’s CPL system (DARPA Contract). Through June 30, 2004, a total of $18.2 million has been received under this contract and the Company expects to receive an additional $5.4 million in funding in 2004. Although the funds are appropriated by Congress, DARPA controls the timing of the funding. In late March and early April 2004, DARPA released $1.6 million out of a total of $7 million in funding upon the successful completion of a reliability and performance test which was completed on March 21, 2004. The release of the remaining $5.4 million during 2004 is also subject to milestones related to the further improvement of the beta source. The Company believes that it will meet the milestones for release of all of the remaining $5.4 million. No program funding related to the DARPA Contract is included in the United States Government’s fiscal year 2005 budget and the Company expects no further funding under this contract after the receipt of the remaining $5.4 million.

     JMAR’s next most significant contract is a $10 million contract issued to JMAR’s Systems Division by Naval Air Warfare Center AD to procure sub-100 nm X-ray masks used in the development and production of high performance GaAs MMICs (“NAVAIR Contract”). Through June 30, 2004, a total of $6.4 million has been received under this contract, and the Company expects to receive $2.1 million in funding in 2004. The funding for this contract has also been appropriated by Congress.

     The third major ongoing revenue source involves the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $5 million and $3.5 million in contracts in 2003 and 2004, respectively, for this program.

     The DARPA Contract has enabled the Company to carry out the science, engineering, and characterization of a unique solid state laser based X-ray source for advanced lithography. DARPA’s mission has been fulfilled and it is now up to the Company to turn the results of the R&D into new products and growth for the Company. Our CPL X-ray generator provides the basis for compact, short-wavelength light sources for a number of bio-science and nanotechnology applications. For example, we are developing an innovative X-ray microscope for use by the bio-science and chemical industries. In addition, we are developing a soft X-ray Nano Probe for characterization of nanostructures.

     Unrelated to JMAR’s work for DARPA, we are preparing to enter the environmental and homeland security markets. The BioSentry™ sensor we are developing with The LXT Group for continuous monitoring of drinking water for microorganisms has successfully passed proof of concept testing. A technologically advanced U.S. water utility is working with us to plan for installation and testing of Beta units in early 2005. On the chemical side, we are currently testing the Alpha Model READ sensor. JMAR designed, manufactured, and integrated this highly sensitive chemical detection system for FemtoTrace and is looking forward to manufacturing a number of beta and initial production units in 2005.

Results of Operations

     Revenues. Total revenues for the three months ended June 30, 2004 and 2003 were $3,011,437 and $5,027,654, respectively. Total revenues for the six months ended June 30, 2004 and 2003 were $6,046,813 and $9,761,368, respectively. Revenues by segment for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Research Division	$1,289,573	$1,603,742	$2,393,380	$3,053,292
Systems Division	806,539	2,360,496	1,697,273	4,099,364
Microelectronics Division	915,325	1,063,416	1,956,160	2,608,712

	$3,011,437	$5,027,654	$6,046,813	$9,761,368

     The decrease in revenues for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily attributable to a decrease in the NAVAIR Contract revenues of $1,132,342 and $1,849,456, respectively, at the Systems Division due to the delay in replacing IBM as the subcontractor on that contract, a decrease in revenues of the Research and Systems Divisions related to the DARPA Contract of $573,618 and $675,172, respectively, due to lower funding received on that contract, a decrease of $232,676 and $787,358, respectively, related to two contracts at the Systems Division that are nearing completion and a decrease in contract revenues at the Microelectronics Division of $143,556 and $606,001, respectively, related to less equipment installations under the GDAIS Contract in 2004. The Company will continue to experience flat or lower revenues for the remainder of 2004 and into 2005 until new product sales offsets the decline in our DARPA funding for CPL.

     Losses. The net loss for the three months ended June 30, 2004 and 2003 was $(786,903) and $(1,337,184), respectively. The loss from continuing operations for those same periods was $(861,449) and $(650,354), respectively, while the loss from operations for those same periods was $(768,006) and $(567,520), respectively. The net loss for the six months ended June 30, 2004 and 2003 was $(1,741,578) and $(2,243,841), respectively. The loss from continuing operations for those same periods was $(1,754,027) and $(1,097,024), respectively, while the loss from operations for those same periods was $(1,282,424) and $(932,655), respectively.

     Included in the net loss for the three and six months ended June 30, 2004 is a gain from discontinued operations of $74,546 and $12,449, respectively. Included in the net loss and loss from operations for the three and six months ended June 30, 2004 are costs associated with the LXT BioSentry development (see further discussion below) of $213,520 and an asset write down of $49,576. Included in the net loss and loss from continuing operations for the three and six months ended June 30, 2004 is a non-cash interest charge of $102,653 and $470,508, respectively. Included in the net loss for the three and six months ended June 30, 2003 is a loss from discontinued operations of $(686,830) and $(1,146,817), respectively. Included in the net loss and loss from operations for the three and six months ended June 30, 2003 are asset write downs of $200,056 and $306,149, respectively. Included in the net loss and loss from continuing operations for the three and six months ended June 30, 2003 is a non-cash interest charge of $46,633 and $153,142, respectively.

     Gross Margins. Gross margins for the six months ended June 30, 2004 and 2003 were 22.1% and 19.3%, respectively. Gross margins for the three months ended June 30, 2004 and 2003 were 22.2% and 19.3%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary increase in the gross margin for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 is due to lower revenues in 2004 on the lower margin NAVAIR Contract (i.e., the lower margin NAVAIR Contract represented a greater percentage of revenues in 2003). The low margins on the NAVAIR Contract were due to the high subcontract component of that contract and the

Company’s absorption of some of the costs incurred due to limited funding on that contract. In addition, the gross margin on the GDAIS Contract was higher for the six months ended June 30, 2004 due to lower material costs in 2004 and a $70,000 contract cost overrun in 2003. These improvements were offset in part by a contract reserve of $100,000 and $271,000 for the three and six months ended June 30, 2004, respectively, related to a contract at the Systems Division. The majority of the Company’s revenues for the remainder of 2004 and 2005 will be derived from contracts, so gross margins are expected to continue at similar levels.

     Selling, General and Administrative (SG&A). SG&A expenses for the six months ended June 30, 2004 and 2003 were $2,285,849 and $2,287,477, respectively. SG&A expenses for the three months ended June 30, 2004 and 2003 were $1,160,075 and $1,219,960, respectively. The decrease in SG&A expenses for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 of $59,885 is primarily related to a decrease in SG&A costs of approximately $225,000 at the Systems Division due to staff and other cost reductions, offset in part by higher accounting and legal fees, insurance costs and ISO 9000 costs.

     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and company-funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-funded RD&E costs incurred, included in “Costs of Sales”, totaled $1,394,040 and $3,134,489 for the three months ended June 30, 2004 and 2003, respectively, and $2,724,722 and $5,541,764 for the six month periods ended June 30, 2004 and 2003. The decrease in customer-funded RD&E expenditures for the three and six months ended June 30, 2004 consists of a decrease of $1,271,429 and $1,991,255, respectively, related to the Navair Contract, decreases in two contracts winding down at the Systems Division of $39,222 and $368,338, respectively, and a decrease of $429,798 and $469,609, respectively, related to the DARPA Contract.

     Company-funded RD&E costs are shown in “Operating Expenses” and totaled $14,677 and $119,323 for the three months ended June 30, 2004 and 2003, respectively, and $68,774 and $221,832 for the six months ended June 30, 2004 and 2003, respectively. In addition, included in “costs associated with the BioSentry development” are $125,138 of research and development costs for the three and six months ended June 30, 2004. Hence, total RD&E expenditures for the three month periods were $1,533,855 and $3,253,812 for 2004 and 2003, respectively, and $2,918,634 and $5,763,596 for the six month periods in 2004 and 2003. Total RD&E expenditures as a percentage of revenues were 50.9% and 64.7% for the three months ended June 30, 2004 and 2003, respectively, and 48.3% and 59.0% for the six months ended June 30, 2004 and 2003, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues has been R&D contract revenues.

     In February 2004, the Company received $8 million in financing from Laurus. JMAR intends to use these funds to initiate and advance new product research and development efforts and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company has started product development on the BioSentry product line, and during the third quarter of 2004, the Company has initiated the product development of the X-ray Microscope and X-ray Nano Probe product lines. Accordingly, the Company expects company-funded RD&E to increase significantly for the remainder of 2004 and into 2005.

     Costs Associated with the BioSentry Development. During the second quarter of 2004, the Company entered into an alliance agreement with The LXT Group (LXT) to produce an early-warning system (BioSentry™) for the drinking water industry. As part of this agreement, JMAR agreed to provide a maximum financial commitment of $1 million, subject to the achievement of specific product development milestones by a joint LXT/JMAR team. For the second quarter, the Company had expensed $213,520 of costs incurred related to BioSentry product development. The majority of the remainder of the $1 million commitment is expected to be invested by the Company during 2004.

     Discontinued Operations. The income from discontinued operations of $74,546 and $12,449 for the three and six months ended June 30, 2004, respectively, is related to the standard semiconductor products business. The loss from discontinued operations of $686,830 and $1,146,817 for the three and six months ended June 30, 2003, respectively, includes $270,761 and $311,977, respectively, related to the standard semiconductor products business and $416,069 and $834,840, respectively, related to the precision equipment business. The decrease in the loss from discontinued operations is due to the sale of JPSI in July 2003.

     Prior to December 31, 2001, as the level of business expected from the standard semiconductor products business did not materialize, the Company decided to take action to sublease the Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility for the remaining term of the lease and reduced the Company’s reserve for this facility by approximately $112,000.

     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2004 and 2003 was $115,120 and $125,700, respectively, and for the six months ended June 30, 2004 and 2003 was $565,111 and $230,826, respectively. Interest and other expense is higher for the six months ended June 30, 2004 versus the six months ended June 30, 2003 primarily due to the financing transactions the Company entered into in late March 2003 and January 2004 (see “Consolidated Liquidity and Financial Condition” below). Included in interest expense for the three and six months ended June 30, 2004 is $66,098 and $390,203, respectively, and $65,857 for the three and six months ended June 30, 2003 related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and was charged to expense using the effective yield method based on the life of the debt, over the period from the issuance date to the conversion dates. Also, interest expense for the three and six months ended June 30, 2004 and 2003 includes $36,555, $80,305, $46,633 and $87,285, respectively, related to the discounted liability for the retirement in August 2002 of the Company’s former Chairman and Chief Executive Officer.

     Preferred Stock Dividends. Included in the loss applicable to common stock in the Statement of Operations for the three and six months ended June 30, 2004 and 2003 are preferred stock dividends of $535,098, $1,704,381, $224,030 and $229,453, respectively. The amount for the three and six months ended June 30, 2004 represents $65,471 and $125,472, respectively, of preferred stock dividends paid or payable in cash and $469,627 and $1,578,909, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The amount for the six months ended June 30, 2003 represents $27,604 of preferred stock dividends paid or payable in cash and $201,849 related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.

Consolidated Liquidity and Financial Condition

     Cash and cash equivalents at June 30, 2004 was $8,737,301. The increase in cash and cash equivalents during the six months ended June 30, 2004 of $4,566,122 resulted primarily from net proceeds from the issuance of preferred and common stock of $9,065,093, offset in part by the repayment in cash of $835,761 of the notes to the former SAL noteholders and cash used in continuing operations of $2,753,872 (primarily related to operating losses and an increase in accounts receivable), and cash used in discontinued operations of $547,896.

     JMAR will continue to use cash in 2004 and into 2005 for, among other requirements, 1) product research and development efforts, including BioSentry development, and to acquire or license products, technologies or businesses; 2) funding delays related to government contracts; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock redemptions and dividends; and 5) other working capital needs. As a result of the financing activity discussed below, management believes that the Company has adequate resources to fund working capital requirements through June 30, 2005. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products. Working capital as of June 30, 2004 and December 31, 2003 was $12,076,239 and $2,427,166, respectively. The increase in working capital is primarily due to gross proceeds from the issuance of preferred stock of $9.5 million and the conversion into common stock of $1,254,500 of the Company’s line of credit, offset in part by the Company’s losses.

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

     The interest rate on the Working Capital Line is equal to the prime rate (4% at June 30, 2004) plus 0.75 percent, subject to a floor of 5.00 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations. The Company’s quick ratio was 6.29 at June 30, 2004. As of June 30, 2004, there was no amount outstanding under the Working Capital Line. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $2.1 million at June 30, 2004, all of which was unused at June 30, 2004.

     In 2003 and 2004, the Company sold the following series of Preferred Stock to Laurus for cash:

					Converted in 2003		Converted in 2004
						Shares		Shares
Issuance Date	Series	Amount	Dividend	Conversion Price	Amount	Issued	Amount	Issued
March, 2003	A	$1,000,000	8%	$0.88	$1,000,000	1,136,363	—	—
March, 2003	B	$1,000,000	3%	$0.88	$1,000,000	1,136,364	—	—
September, 2003	C	$1,500,000	8%	$2.08	—	—	$1,500,000	721,154
December, 2003	D	$2,000,000	8%	$1.56	—	—	$2,000,000	1,282,051
January, 2004	E	$1,500,000	8%	$2.85	—	—	—	—
February, 2004	F	$2,000,000	2%	$3.11	—	—	—	—
February, 2004	G	$2,000,000	2%	$3.28	—	—	—	—
February, 2004	H	$4,000,000	2%	$3.47	—	—	—	—

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

     The Company’s stockholders’ equity was $8,820,510 as of June 30, 2004. In May, 2003, the Company transferred to the Nasdaq SmallCap Market, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Substantial continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards, particularly the above-described financings.

     In February 2004 the Company received approximately $3.5 million in additional contracts from General Dynamics and in late March 2004 and early April 2004, DARPA released $1.6 million in funding. In addition, JMAR expects to receive approximately $5.4 million in additional CPL contract funding from DARPA and another $2.1 million in funds from NAVAIR.

Commitments

     Future minimum annual commitments under non-cancellable operating leases (net of subleases), BioSentry development costs and post-employment benefits as of June 30, 2004 are as follows (unaudited):

	2004	2005	2006	2007	Thereafter	Total
Operating leases	$447,312	$460,453	$42,761	$2,791	$4,187	$957,504
BioSentry development	776,385	—	—	—	—	776,385
Post-employment benefits	105,586	282,377	269,377	269,377	254,484	1,181,201

	$1,329,283	$742,830	$312,138	$272,168	$258,671	$2,915,090

     The operating leases are primarily for office facilities. The post-employment benefits are presented at the total amount to be paid, whereas the liability has been discounted for financial reporting purposes.

     Excluded from the above table are redemption obligations under Series E, F, G and H Preferred Stock in the gross amount of $9.5 million. Also excluded from the above table is the Company’s $3 million Working Capital Line, of which none was outstanding at June 30, 2004. If not previously converted, the Series E through H Preferred Stock are redeemable as follows:

	Gross
	Amount
	Outstanding	Scheduled Redemptions
	at June 30,
Description	2004	2004	2005	2006	2007	Total
Series E Preferred	$1.5M	$416,667	$1,000,000	$83,333	$—	$1,500,000
Series F Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series G Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series H Preferred	$4.0M	—	900,000	900,000	2,200,000	4,000,000

		$416,667	$2,800,000	$1,883,333	$4,400,000	$9,500,000

     Under the Merger Agreement entered into with the former shareholders and creditors of SAL, Inc. (now operating as the Company’s Systems Division), those persons could earn up to three contingent earnout payments upon the satisfaction of three earnout conditions. For the first earnout, the SAL creditors were eligible to receive $500,000 in convertible notes upon the satisfaction of a “stepper limited” throughput test (without the CPL light source) by June 30, 2002. This requirement was not met by the June 30, 2002 deadline, and, therefore, the Company did not have to issue the $500,000 in convertible notes. For the second earnout, the SAL shareholders could have earned $500,000 in convertible notes upon the satisfaction of a lithography demonstration milestone. This milestone was to be met 90 days after the Company’s CPL beta source satisfied certain negotiated source performance criteria. In successful tests of the integrated system in March 2004, the source demonstrated improved reliability and performance; however, the specific source performance criteria specified in the Merger Agreement have not yet been met.

If issued, the $500,000 in Convertible Notes would have been due 24 months after issuance and would have a conversion price equal to 120% of the average of the closing prices for the ten days prior to issuance.

     The third earnout condition could have resulted in payment of up to 354,736 JMAR shares and up to $1.2 million in convertible notes upon receipt by the Company of a qualifying order for a CPL system from a commercial customer and delivery to the customer. Under the Merger Agreement, the deadline for receipt of this order was 180 days after the CPL source satisfied the above mentioned source performance criteria. If earned, this earnout payment would have been payable 30 days after delivery and acceptance of the system by the customer.

     On July 9, 2004, the Company sent a letter to former shareholders and creditors (Holders) of SAL, Inc. proposing a final resolution of the second and third earnouts through payment of a total of $625,000 in shares of common stock, valued at the average of the closing prices of JMAR’s common stock for the five days during the period August 18, 2004 to August 24, 2004. Although the Company has continued to improve the CPL source and it has recently demonstrated improved lithographic performance, the CPL source does not yet meet the specific technical criteria set forth in the Merger Agreement and, therefore, the time to commence the required demonstration has not yet begun. Specifically, although the CPL source has demonstrated throughput approaching that required by the earnout, it has done so using a more sensitive resist than that required by the earnout. Because of the open-ended nature of the earnout, the payment of the second and third earnouts could be delayed for an indeterminate time. Because of this uncertainty, the Company believed that the current situation was unsatisfactory for both JMAR and the Holders. As of July 31, 2004, holders of more than 99 percent of the earnout interests had accepted the Company’s offer to receive the final payment of $625,000 in common stock in full satisfaction of all remaining amounts owed under the Merger Agreement.

     During the second quarter of 2004, the Company entered into an alliance agreement with The LXT Group (LXT) to produce an early-warning system (BioSentry™) for the drinking water industry. As part of the agreement, JMAR loaned the two principals of LXT $62,500 each and agreed to provide a maximum financial commitment of $1 million, subject to the achievement of milestones by LXT. Through June 30, 2004, the Company had provided approximately $224,000 of financial support for costs incurred related to BioSentry. The majority of the remainder of the $1 million committed is expected to be provided by the Company during 2004. Also, upon satisfaction of certain conditions, the Company and LXT agreed to execute a purchase agreement for the purchase by the Company of the LXT business. The purchase agreement is intended to be signed in August 2004 with a closing expected in January 2005 after certain milestones are met and will provide for the purchase of all of the assets of LXT for consideration consisting of $125,000 in cash, cancellation of $125,000 in promissory notes held by the two principals of LXT in favor of JMAR, 180,000 shares of JMAR common stock and certain contingent earn-out payments based on future revenues and residual income generated by the LXT business.

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

     In addition to the several risks and uncertainties described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional risks and uncertainties include the following:

•	delays and unanticipated technological or engineering difficulties in the Company’s new product development efforts, which involve lengthy and capital intensive programs that are subject to many unforeseen risks, delays, problems and costs and uncertainties as to the market’s demand for such new products;

•	the risk that the technologies related to our new product development activities may infringe on issued patents held by others;

•	the lack of funds to support our CPL business area due to delays in funding or cancellation of government contracts;

•	delays in securing, or inability to secure other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise, for working capital needs or for development of the Company’s new products;

•	the inability to achieve the levels of power and reliability in its CPL source required to enter the GaAs market, despite the expenditure of additional significant funds;

•	the continued delay in the recovery of the GaAs chip market resulting in further delays in the demand for the increased throughput offered by the Company’s CPL system;

•	despite substantial technical, marketing and sales efforts and the expenditure of significant funds by the Company, the failure to convince semiconductor manufacturers to adopt the Company’s CPL technology over other existing and possible future alternative lithography technologies, including the use of electron beam systems for GaAs chip manufacturing, 193 immersion lithography for silicon contact hole processing and EUV lithography for future mainstream silicon manufacturing;

•	the lack of availability of critical components from third party suppliers, including laser diodes, x-ray optics, x-ray masks and photo-resist, or the inability to obtain such components at acceptable costs;

•	fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins;

•	the failure of pending patents to be issued and uncertainties as to the breadth or degree of protection of existing or future patents covering the Company’s x-ray and other technologies and applications; and

•	other risks detailed in the Company’s Form 10-K for the year ended December 31, 2003 and in the Company’s other filings with the Securities and Exchange Commission.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of June 30, 2004 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s reports filed or submitted under the Exchange Act of 1934.

     There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company is not an “accelerated filer” and, therefore, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act are not applicable to the Company until 2005. However, during the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(c)(i) Pursuant to the Non-Employee Directors’ Equity Plan approved by the Company’s Shareholders on June 25, 2004, on that date the Company issued a total of 2,322 shares of Common Stock to its outside directors as compensation for services as directors. These transactions were exempt under Section 4(2) of the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on June 25, 2004, the following matters were voted on:

(a) The following directors were elected: C. Neil Beer (27,063,850 affirmative votes and 2,105,058 votes withheld); Vernon H. Blackman (27,075,900 affirmative votes and 2,093,008 votes withheld); Charles A. Dickinson (27,080,025 affirmative votes and 2,088,883 votes withheld); John S. Martinez (26,960,335 affirmative votes and 2,208,573 votes withheld); Edward P. O’Sullivan II (28,299,759 affirmative votes and 869,149 votes withheld); Barry Ressler (27,090,834 affirmative votes and 2,078,074 votes withheld); Ronald A. Walrod (27,196,004 affirmative votes and 1,972,904 votes withheld).

(b) The proposal to ratify the selection of Grant Thornton, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2004 was approved with 28,883,851 affirmative votes, 134,831 negative votes and 150,226 abstaining votes. There were no broker non-votes for this item.

(c) The proposal to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized Common Stock from 40,000,000 to 80,000,000 shares was approved with 26,804,159 affirmative votes, 2,218,503 negative votes and 146,246 abstaining votes. There were no broker non-votes for this item.

(d) The proposal to approve the Non-Employee Directors’ Equity Plan to authorize a total of 100,000 shares of Common Stock for the payment of Board and Committee meeting fees was passed with 6,327,663 affirmative votes, 1,984,505 negative votes, 233,207 abstaining votes and 20,623,533 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit 10.1	Alliance Agreement, dated June 10, 2004, between the Company and Gregory Quist and David Drake, d/b/a The LXT Group.

Exhibit 10.2	Promissory Notes, dated June 10, 2004, executed by Quist and Drake in favor of the Company.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed a Report on Form 8-K on April 1, 2004 related to the announcement of its financial results for the year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

August 13, 2004	By:	/s/ Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer