Form 10-Q
period 2004-09-30
JMAR TECHNOLOGIES INC
filed 2004-11-15
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 8, 2004).

Common Stock, $.01 par value: 31,370,777 shares

INDEX

Page #
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets – September 30, 2004 (unaudited) and December 31, 2003	2
Consolidated Statements of Operations (unaudited) – Three months and nine months ended September 30, 2004 and 2003	3
Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2004 and 2003	4
Notes to Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. N/A
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. N/A
Item 4. N/A
Item 5. Other Information	25
Item 6. Exhibits	25
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2004 and December 31, 2003

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,061,926	$4,171,179
Accounts receivable, net	4,239,730	2,802,025
Inventories	195,721	307,152
Prepaid expenses and other	714,606	695,170

Total current assets	12,211,983	7,975,526
Property and equipment, net	889,652	791,773
Intangible assets, net	586,796	684,041
Other assets	635,056	250,936
Goodwill, net	4,415,932	3,790,907

TOTAL ASSETS	$18,739,419	$13,493,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$784,607	$1,102,873
Accrued liabilities	516,779	561,716
Accrued payroll and related costs	876,863	582,357
Line of credit and notes payable, net of discount	—	2,340,431
Current liabilities of discontinued operations, including notes payable	325,548	960,983

Total current liabilities	2,503,797	5,548,360

Notes payable and other long-term liabilities, net of current portion	466,474	449,873
Redeemable convertible preferred stock, 950,000 shares issued and outstanding as of September 30, 2004 and 350,000 shares as of December 31, 2003	8,174,710	2,217,150
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 950,000 shares issued and outstanding as of September 30, 2004 included in redeemable convertible preferred stock above, and 350,000 issued and outstanding as of December 31, 2003	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; Issued and outstanding 31,370,777 shares as of September 30, 2004 and 27,654,845 shares as of December 31, 2003	313,708	276,548
Additional-paid in capital	70,075,388	62,420,135
Accumulated deficit	(62,794,658)	(57,418,883)

Total stockholders’ equity	7,594,438	5,277,800

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,739,419	$13,493,183

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2004 and 2003
and Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Revenues	$2,257,737	$3,964,930	$8,304,550	$13,726,298
Costs of revenues	2,042,918	2,981,708	6,754,436	10,860,273

Gross profit	214,819	983,222	1,550,114	2,866,025

Operating expenses:
Selling, general and administrative	1,070,065	1,116,762	3,355,914	3,393,840
Research and development	286,889	176,100	355,663	397,932
Costs associated with the BioSentry development	373,106	—	586,626	—
Asset write-downs	35,737	—	85,313	306,149

Total operating expenses	1,765,797	1,292,862	4,383,516	4,097,921

Loss from operations	(1,550,978)	(309,640)	(2,833,402)	(1,231,896)
Interest and other income	17,922	3,801	111,430	59,859
Interest and other expense	(110,253)	(264,649)	(675,364)	(495,475)

Loss from continuing operations	(1,643,309)	(570,488)	(3,397,336)	(1,667,512)
Discontinued operations:
Loss from operations of discontinued operations	(52,549)	(258,673)	(40,100)	(1,405,490)
Gain on disposal of discontinued operations	—	205,000	—	205,000

Net loss	(1,695,858)	(624,161)	(3,437,436)	(2,868,002)
Deemed preferred stock dividends	(233,958)	(439,290)	(1,938,339)	(668,743)

Loss applicable to common stock	$(1,929,816)	$(1,063,451)	$(5,375,775)	$(3,536,745)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.06)	$(0.04)	$(0.17)	$(0.09)
Loss per share from discontinued operations	—	—	—	(0.05)

Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.04)	$(0.17)	$(0.14)

Shares used in computation of basic and diluted loss per share:
Basic	31,088,814	25,500,260	32,010,917	24,550,380

Diluted	31,088,814	25,500,260	32,010,917	24,550,380

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)

	2004	2003
Cash flows from operating activities:
Loss from continuing operations	$(3,397,336)	$(1,667,512)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	848,934	683,554
Asset write-downs	85,313	306,149
Services received in exchange for common stock or warrants	8,999	7,200
Change in assets and liabilities:
Accounts receivable, net	(1,437,705)	170,437
Inventories	111,431	43,343
Prepaid expenses and other	(19,784)	(238,053)
Customer deposits	—	(755,803)
Accounts payable and accrued liabilities	(52,096)	(1,057,999)

Net cash used in continuing operations operating activities	(3,852,244)	(2,508,684)

Loss from discontinued operations	(40,100)	(1,200,490)
Changes in net assets and liabilities of discontinued operations	(635,435)	(243,077)

Net cash used in discontinued operations	(675,535)	(1,443,567)

Net cash used in operating activities	(4,527,779)	(3,952,251)

Cash flows from investing activities:
Capital expenditures	(315,256)	(57,064)
Additions of intangible assets	(159,228)	(193,621)

Net cash used in investing activities	(474,484)	(250,685)

Cash flows from financing activities:
Net proceeds from the issuance of preferred and common stock	9,057,914	4,279,413
Payments of notes payable	(958,647)	—
Cash payments of preferred stock dividends	(196,865)	(40,113)
Preferred stock redemptions	(166,667)	—
Net proceeds from the exercise of options	157,275	—
Net payments under line of credit	—	(1,449,146)
Decrease in restricted cash	—	1,360,296

Net cash provided by financing activities	7,893,010	4,150,450

Net increase (decrease) in cash and cash equivalents	2,890,747	(52,486)
Cash and cash equivalents, beginning of period	4,171,179	2,246,264

Cash and cash equivalents, end of period	$7,061,926	$2,193,778

Cash paid for interest	$132,571	$237,629

During the nine months ended September 30, 2004, the holder of Series C and D Convertible Preferred Stock converted $3,500,000 of the preferred stock into 2,003,205 shares of common stock of the Company. The Company recorded a discount of $1,769,759 representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt transactions in 2004 (see Notes 9 and 10). In addition, during the nine months ended September 30, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 9). Also, during the nine months ended September 30, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 9). During the nine months ended September 30, 2004, the Company issued 475,666 shares of common stock to the former shareholders and creditors of SAL, Inc. in full satisfaction of outstanding earn-outs relating to the acquisition of SAL, Inc. (see Note 10).

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

     JMAR Technologies, Inc. is a leading innovator in the development of laser-based equipment for imaging, analysis and fabrication at the nano-scale. The Company is leveraging over a decade of laser and photonics research to develop a diverse portfolio of products with commercial applications in rapidly growing industries while continuing to provide support for the U.S. Government’s Defense Microelectronics Activity (DMEA) semiconductor fabrication facility. JMAR is targeting the nanotech, bioscience and semiconductor industries with its Britelight™ laser; Compact X-ray Light Source; X-ray Microscope — for 3D visualization of single cells and polymers; and its X-ray Nano Probe — enabling interaction, analysis and modification at the nano-scale. JMAR also maintains strategic alliances for the development of BioSentry™ and READ — biological and chemical sensors for homeland security, environmental and utility infrastructure industries.

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

     The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

     JMAR will continue to use cash in 2004 and into 2005 for 1) product research and development efforts, including BioSentry development, and to acquire or license products, technologies or businesses; 2) funding delays related to government contracts; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock redemptions and dividends; and 5) other working capital needs. As a result of the financing activity discussed in Notes 9 and 10, management believes that the Company has adequate resources to fund working capital requirements, product development and preferred stock redemptions, through June 30, 2005. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements and for preferred stock redemptions beyond June 30,

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

2005. As discussed below under “Commitments,” the Company is obligated to make redemption payments on its outstanding Series of Convertible Preferred Stock. The Company has had discussions with the preferred stock holder regarding the deferral of the redemption payments or the payment of the redemptions in common stock of the Company. If the Company is unable to amend the redemption payment terms and obtain additional financing, it would have to slow down its product development, thereby impacting its commercialization plans. There can be no assurance that additional financings will be available when needed, or if available, will be done on favorable terms.

(2) Recent Accounting Pronouncement

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

(3) Stock-Based Compensation Plans

     The Company has six stock option or warrant plans, the 1991 Stock Option Plan (the “1991 Plan”), the 1999 Stock Option Plan (the “1999 Plan”), the Management Anti-Dilution Plan (the “Anti-Dilution Plan”), two incentive plans which provide for the issuance of options and warrants to Research Division employees (the “Research Division Plans”) and an incentive plan which provided for the issuance of warrants to JPSI employees (the “JPSI Plan”). The Company is also a party to non-plan option and warrant agreements with several individuals. The Company accounts for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following pro forma amounts (unaudited):

		Three Months Ended		Nine Months Ended September
		September 30,		30,
		2004	2003	2004	2003
Loss applicable to common stock:	As Reported	$(1,929,816)	$(1,063,451)	$(5,375,775)	$(3,536,745)
Stock based compensation expense, net of tax		(212,580)	(880,025)	(559,739)	(951,281)

	Pro Forma	$(2,142,396)	$(1,943,476)	$(5,935,514)	$(4,488,026)

Basic and diluted loss per share:	As Reported	$(0.06)	$(0.04)	$(0.17)	$(0.14)
	Pro Forma	$(0.07)	$(0.08)	$(0.19)	$(0.18)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 3.41 percent (2.74 percent in 2003); expected dividend yields of 0 percent; and expected lives of 6 years. For grants in 2004 and 2003, the expected volatility used was 259 percent and 142 percent, respectively.

     The Company was authorized to grant options or warrants to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan, 350,000 shares under the Research Division Plans and 450,000 shares under the JPSI Plan (Plans). No further option grants are allowed under the 1991 Plan, Research Division

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

Plan or JPSI Plan. In addition, 613,000 non-qualified options have been granted to five employees outside of the above plans. Except as noted below, under all Plans, the option or warrant exercise price was equal to or more than the stock’s market price on date of grant for grants made during the three and nine months ended September 30, 2004 and 2003 and no compensation expense was recognized. Options for a total of 7,500 shares were granted to the Company’s directors in payment of meeting fees in the nine months ended September 30, 2004, which had an exercise price of $1.00 below the market price resulting in compensation expense that was not significant. Options usually have a term of ten years and vest one-third per year after date of grant. During the three and nine months ended September 30, 2004, 10,000 and 93,500 options, respectively, were granted pursuant to the 1999 Plan.

(4) Accounts Receivable

     At September 30, 2004 and December 31, 2003, accounts receivable consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)
Trade	$365,571	$546,505
Trade – unbilled	174,161	108,800
U.S. Government – billed	2,095,731	522,123
U.S. Government – unbilled	1,604,267	1,624,597

	$4,239,730	$2,802,025

     All unbilled receivables at September 30, 2004 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts is subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized. Included in the unbilled amount is $1,070,719 related to the Company’s contract with DARPA. The Company expects to receive another $3.5 million in funding against its DARPA contract. Of the remaining balance of unbilled receivables, $348,167 is related to withheld fees for prior contracts to be billed pending DCAA audit, and $359,542 is related to the normal billing cycle.

(5) Inventories

     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2004 and December 31, 2003, inventories consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)
Raw materials, components and sub-assemblies	$50,000	$214,694
Work-in-process	144,568	87,981
Finished goods	1,153	4,477

	$195,721	$307,152

(6) Property and Equipment

     At September 30, 2004 and December 31, 2003, property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(Unaudited)
Equipment and machinery	$3,080,842	$2,774,470
Furniture and fixtures	440,992	435,043
Leasehold improvements	283,218	280,283

	3,805,052	3,489,796
Less-accumulated depreciation	(2,915,400)	(2,698,023)

	$889,652	$791,773

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(7) Segment Information

     Through September 30, 2004 the Company has operated in three business segments, as follows:

     Research Division (formerly JMAR Research) – Located in San Diego, California, this segment carries out contract research and development involving JMAR’s patented high brightness (Britelight) lasers and laser-produced plasma (LPP) technology. The results of this R&D are applied to the Company’s soft X-ray light point source, and its application for CPL X-ray lithography, EUV generators, and related laser product developments including X-ray microscopy and X-ray nano probe instruments. Until recently, the exclusive focus of the Research Division’s R&D efforts has been on advanced semiconductor lithography applications. In 2003, the Company embarked on an effort to identify additional applications for its laser and LPP technologies. Substantially all of the Research Division’s R&D is funded by contracts from the Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense. During the nine months ended September 30, 2004 and 2003, this segment accounted for approximately 40% and 33%, respectively, of the Company’s revenues.

     The technologies developed at the Research Division are transitioned to JMAR’s Systems Division for product engineering and future production.

     Systems Division (formerly JMAR/SAL NanoLithography) – Located in Vermont, this Division serves as JMAR’s product design and manufacturing arm, carrying out the engineering, production, and integration of JMAR’s CPL light sources and CPL stepper systems. Systems Division is partially funded by a contract from DARPA. This contract supports Thin Film research and demonstration using systems located at Systems Division and customer locations. Under this same contract, the division also provides Zone Plate technology in support of Research Division X-ray microscopy and X-ray nano probe technology. The Systems Division also applies its engineering and manufacturing expertise to the development of new products using a combination of JMAR and third party technology, as in the case of its design and manufacture of alpha and beta READ sensors for FemtoTrace, Inc. for environmental and homeland security applications. During the nine months ended September 30, 2004 and 2003, this segment accounted for approximately 27% and 41%, respectively, of the Company’s revenues.

     Microelectronics Division (formerly JMAR Semiconductor) – This segment provides process integration and maintenance support for the Defense Microelectronics Activity’s semiconductor fabrication facility in Sacramento, California. It also designs and produces application specific integrated circuits (ASICs) for military and commercial markets. During the nine months ended September 30, 2004 and 2003, this segment accounted for approximately 33% and 26%, respectively, of the Company’s revenues.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2003. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the three and nine months ended September 30, 2004 and 2003 (excluding discontinued operations) is as follows:

			Micro-
	Research	Systems	electronics
	Division	Division	Division	Corporate	Total
Nine Months Ended September 30, 2004:
Revenues	$3,290,449	$2,234,545	$2,779,556	$—	$8,304,550
Operating loss	(424,647)	(1,494,455)	(327,674)	(586,626)	(2,833,402)
Asset write-down	(85,313)	—	—	—	(85,313)
Total assets	4,879,660	4,561,074	1,640,290	7,658,395	18,739,419
Goodwill	—	4,415,932	—	—	4,415,932
Capital expenditures	12,669	7,922	153,365	141,300	315,256
Depreciation and amortization	126,721	169,154	30,306	522,753	848,934
Three Months Ended September 30, 2004:
Revenues	897,069	537,272	823,396	—	2,257,737

			Micro-
	Research	Systems	electronics
	Division	Division	Division	Corporate	Total
Operating loss	$(355,143)	$(672,291)	$(150,438)	$(373,106)	$(1,550,978)
Asset write-down	(35,737)	—	—	—	(35,737)
Capital expenditures	8,426	—	126,626	128,485	263,537
Depreciation and amortization	44,421	20,020	15,964	91,671	172,076
Nine Months Ended September 30, 2003:
Revenues	4,494,234	5,619,409	3,612,655	—	13,726,298
Operating income (loss)	65,849	(1,189,193)	159,016	(267,568)	(1,231,896)
Asset write-downs	(306,149)	—	—	—	(306,149)
Total assets	2,775,678	5,318,845	1,289,918	2,497,641	11,882,082
Goodwill	—	3,790,907	—	—	3,790,907
Capital expenditures	33,324	2,578	13,281	7,881	57,064
Depreciation and amortization	175,590	236,831	17,614	253,519	683,554
Three Months Ended September 30, 2003:
Revenues	1,440,942	1,520,045	1,003,943	—	3,964,930
Operating income (loss)	62,952	(377,130)	54,223	(49,685)	(309,640)
Capital expenditures	1,602	—	2,562	4,358	8,522
Depreciation and amortization	58,096	75,026	6,729	20,633	160,484

     The asset write-down for 2004 of $85,313 relates to patent costs. The asset write-downs for 2003 include $200,056 related to an asset held by the Research Division that will not be used by the Company in the future and $106,093 of patent costs written off.

     The operating loss for corporate was related to BioSentry in 2004 and corporate general and administrative costs allocable to discontinued operations in 2003.

     Sales to the United States Government totaled $1,225,728, $4,724,439, $2,685,466 and $9,143,922 for the three and nine months ended September 30, 2004 and 2003, respectively. In addition, sales to General Dynamics Advanced Information Systems were $823,396, $2,773,502, $948,525 and $3,504,632 for the three and nine months ended September 30, 2004 and 2003, respectively.

(8) Discontinued Operations

     The loss from operations of discontinued operations of $52,549 and $40,100 for the three and nine months ended September 30, 2004, respectively, is related to the lease of the former facility of the standard semiconductor products business. The loss from operations of discontinued operations of $258,673 and $1,405,490 for the three and nine months ended September 30, 2003 includes $155,526 and $467,503, respectively, related to the standard semiconductor products business and $103,147 and $937,987, respectively, related to the precision equipment business. In July 2003, the Company sold JMAR Precision Systems, Inc. (“JPSI”) to several private investors. Under the terms of the sale, JMAR received $500,000 in a combination of cash and promissory notes, and the buyer assumed 14 of the remaining 25 months of JPSI’s facility lease. The notes are secured by the assets of JPSI and the lease obligation is secured by $50,000 in cash. In addition, all JPSI receivables as of the closing were assigned to JMAR Technologies, Inc. and JMAR agreed to pay all trade and employee related liabilities existing as of the closing and unknown liabilities, if any. The buyers have assumed all other ongoing commitments of JPSI. The results of operations of the precision equipment business for 2003 through the sale date are reported in discontinued operations in 2003. The decrease in the loss of operations of discontinued operations is due to the sale of JPSI in July 2003.

     Prior to December 31, 2001, as the level of business expected from the standard semiconductor products business did not materialize, the Company decided to take action to sublease the Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility for the remaining term of the lease and reduced the Company’s reserve for this facility by approximately $112,000 in the quarter ended June 30, 2004.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

     At September 30, 2004 and December 31, 2003, net liabilities of assets discontinued consisted of the following:

	September 30,	December 31,
	2004	2003
	(Unaudited)
Current Liabilities:
Facility lease accrual	$216,846	$598,466
Accounts payable	53,758	230,978
Employee related contractual commitments	—	10,384
Note payable	54,944	121,155

	$325,548	$960,983

(9) Line of Credit and Notes Payable

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock. During the nine months ended September 30, 2004, $827,000 of the Working Capital Line was converted into common stock at $.92 per share, or 898,913 shares, and $427,500 was converted into common stock at $2.85 per share, or 150,000 shares (see Note 10). There was no balance outstanding under the line at September 30, 2004.

     In connection with the Working Capital Line, the Company issued warrants to Laurus to purchase 400,000 and 100,000 shares of common stock in March 2003 and January 2004, respectively, at prices ranging from $1.06 to $5.15 and paid fees of $74,400 in March 2003. The Company recorded a discount of $412,633 and $502,761 in March 2003 and January 2004, respectively, representing the intrinsic value of the beneficial conversion feature and fair value of warrants. At September 30, 2004, the unamortized discount and fees of $325,220 was included in “prepaid expenses and other” in the accompanying Consolidated Balance Sheet. In addition, there will be an additional beneficial conversion feature in the amount of $210,923 recorded as additional borrowings are made against the Working Capital Line. The discount is amortized over the remaining life of the Working Capital Line or upon conversion, resulting in $65,094 and $455,297 of interest expense for the three and nine months ending September 30, 2004.

     In February 2004, the Company repaid $1.2 million in convertible notes, plus accrued interest, issued to the former shareholders of SAL, by retiring a total of $364,239 in notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock valued at $3.11 per share and repaying the remaining amount of $835,761 in notes and accrued interest of $6,961 with cash.

(10) Equity Transactions

     In January 2004, the Company sold for cash $1.5 million of 8 percent Series E Convertible Preferred Stock (Series E Preferred) to Laurus at a fixed conversion price of $2.85 per share. The Series E Preferred must be redeemed in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) in eighteen equal monthly installments starting in August 2004, if not previously converted. The Company made two monthly redemption payments during the three months ended September 30, 2004 for a total of $166,667. Conversions to equity

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

are offset against the required repayments. Except for the conversion price, the conversion terms of the Series E Preferred are the same as the conversion terms of the Working Capital Line (see Note 9).

     In February 2004, the Company sold for cash $8 million of 2 percent Convertible Preferred Stock (Series F, G and H Preferred) to Laurus at a fixed conversion price of $3.11 to $3.47 per share (depending upon the Series), with an average conversion price of $3.34 per share. The Series F, G and H Preferred must be redeemed in cash or stock (if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the eleven trading days prior to the redemption date) in twenty-five equal monthly installments of $150,000 starting in January 2005 with the balance redeemed in February 2007, if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series F, G and H Preferred are the same as the conversion terms of the Working Capital Line (see Note 9).

     As of November 8, 2004, the total outstanding preferred stock, warrants and Working Capital Line held by Laurus are convertible or exercisable into approximately 4.2 million shares.

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

     As a result of the convertible preferred stock and warrants issued in 2004, the Company recorded a discount representing the beneficial conversion feature of the preferred stock and the fair value of the warrants issued of approximately $1.3 million. The beneficial conversion feature was recognized during the first quarter of fiscal year 2004 as a reduction of preferred stock and will be amortized to loss applicable to common stock over the earlier of the redemption period or the conversion dates. The unamortized discount, including fees and costs, was $1,158,623 at September 30, 2004.

     The following table summarizes the preferred stock activity through September 30, 2004.

		Nine Months Ended September 30, 2004
		Financing
			BCF and Fair					Net Balance at
	Net Balance at		Value of	Fees and	Discount			September 30,
Series	December 31, 2003	Gross Amount	Warrants	Costs	Amortization	Conversions	Redemptions	2004
C	$875,223	$—	$—	$—	$624,777	$1.5M	$—	$—
D	1,341,927	—	—	—	658,073	2.0M	—	—
E	—	1.5M	600,061	62,000	248,273	—	166,667	919,545
F	—	2.0M	207,422	72,062	57,671	—	—	1,778,187
G	—	2.0M	153,172	72,062	49,696	—	—	1,824,462
H	—	4.0M	306,343	144,125	102,984	—	—	3,652,516

	$2,217,150	$9.5M	$1,266,998	$350,249	$1,741,474	$3.5M	$166,667	$8,174,710

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

     During the nine months ending September 30, 2004, the Company received proceeds of $157,275 for the exercise of warrants and options into 71,933 shares of common stock. During the nine months ended September 30, 2004 and 2003, the Company issued 5,646 and 10,524 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.

     Included in the loss applicable to common stock in the Statement of Operations for the three and nine months ended September 30, 2004 and 2003 are preferred stock dividends of $233,958, $1,938,339, $439,290 and $668,743, respectively. The amount for the three and nine months ended September 30, 2004 represents $71,393 and $196,865, respectively, of preferred stock dividends paid or payable in cash and $162,565 and $1,741,474, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The amount for the three and nine months ended September 30, 2003 represents $12,509 and $40,113, respectively, of preferred stock dividends paid or payable in cash and $426,781 and $628,630, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.

     If not previously converted, the Series E through H Preferred Stock must be redeemed as follows:

	Gross
	Amount	Scheduled Redemptions
	Outstanding at
Description	September 30, 2004	2004	2005	2006	2007	Total
Series E Preferred	$1.3M	$250,000	$1,000,000	$83,333	$—	$1,333,333
Series F Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series G Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series H Preferred	$4.0M	—	900,000	900,000	2,200,000	4,000,000

		$250,000	$2,800,000	$1,883,333	$4,400,000	$9,333,333

     In the three months ended September 30, 2004, $166,667 of the Series E Preferred was redeemed for cash.

     Under the Merger Agreement entered into in August, 2001 with the former shareholders and creditors of SAL, Inc. (now operating as the Company’s Systems Division), those persons could earn up to three contingent earn-out payments upon the satisfaction of three earn-out conditions related to the development and sale of CPL lithography systems. The first earn-out was not achieved and, therefore, was not earned by the SAL investors.

     Based on the uncertainties of market acceptance of the CPL technology and delays in the completion of the CPL system, which operated to delay the achievement of the second and third earn-outs, on July 9, 2004, the Company sent a letter to former shareholders and creditors (Holders) of SAL, Inc. proposing a final resolution of the second and third earn-outs through payment of a total of $625,000 in shares of common stock, valued at the average of the closing prices of JMAR’s common stock for the five days during the period August 18, 2004 to August 24, 2004. Because of the uncertainty of whether or not the earn-outs would be achieved, the Company believed that the current situation was unsatisfactory for both JMAR and the Holders. Holders of more than 99 percent of the earn-out interests accepted the Company’s offer to receive the final payment of $625,000 in common stock in full satisfaction of all remaining amounts owed under the Merger Agreement. The value of the final payment increased goodwill on the accompanying Consolidated Balance Sheet for the quarter ended September 30, 2004.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

(11) Earnings Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2004 and 2003 the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of September 30, 2004 and 2003, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock of 8,098,810 and 7,824,029, respectively.

(12) Intangible Assets

     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 and $3,790,907 at September 30, 2004 and December 31, 2003, respectively, is related to the acquisition of SAL, Inc. in August, 2001. As of September 30, 2004, the Company had the following amounts related to other intangible assets:

	Gross Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Patents	$969,942	$483,636	$486,306
Licenses	106,250	5,760	100,490

			$586,796

     Aggregate amortization expense of the intangible assets with determinable lives was $16,762 and $161,213 for the three and nine months ended September 30, 2004, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2004	$6,012
2005	28,048
2006	28,048
2007	28,048
2008	28,048
2009	28,048
Beyond	440,544

$586,796

(13) BioSentry Development

     During the second quarter of 2004, the Company entered into an alliance agreement with The LXT Group (LXT) to produce an early-warning system (BioSentry™) for the drinking water, food and beverage and homeland security markets. As part of the agreement, JMAR loaned the two principals of LXT $62,500 each and agreed to provide a maximum financial commitment of $1 million, subject to the achievement of milestones by LXT. Through September 30, 2004, the Company had provided approximately $600,000 of financial support for costs incurred related to BioSentry, of which $586,626 was expensed. The majority of the remainder of the $1 million committed is expected to be provided by the Company by the end of 2004. The alliance agreement also provided for execution of a purchase agreement after achievement of certain development milestones. In September 2004, the Company and LXT executed a definitive purchase agreement for the purchase by the Company of the LXT business. The acquisition is expected to close in January 2005 after certain additional milestones are met and will provide for the purchase of all of the assets of LXT for consideration consisting of $125,000 in cash, cancellation of $125,000 in promissory notes held by the two principals of LXT in favor of JMAR,

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued
(Unaudited)

180,000 shares of JMAR common stock and certain contingent earn-out payments based on future revenues and residual income generated by the LXT business.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

     JMAR Technologies, Inc. is a leading innovator in the development of laser-based equipment for imaging, analysis and fabrication at the nano-scale. The Company is leveraging over a decade of laser and photonics research to develop a diverse portfolio of products with commercial applications in rapidly growing industries while continuing to provide support for the U.S. Government’s Defense Microelectronics Activity (DMEA) semiconductor fabrication facility. JMAR is targeting the nanotech, bioscience and semiconductor industries with its Britelight™ laser; Compact X-ray Light Source; X-ray Microscope — for 3D visualization of single cells and polymers; and its X-ray Nano Probe — enabling interaction, analysis and modification at the nano-scale. JMAR also maintains strategic alliances for the development of BioSentry™ and READ — biological and chemical sensors for homeland security, environmental and utility infrastructure industries.

Sources of Revenue

     Currently, over 90 percent of the Company’s revenues are derived as the prime contractor or subcontractor for government contracts. The most significant ongoing contract has been the contract issued to JMAR’s Research Division by the U.S. Army Research Laboratory sponsored by DARPA for further development of the Company’s CPL system (DARPA Contract). Through September 30, 2004, a total of $20.2 million has been received under this contract and the Company expects to receive an additional $3.5 million in funding. No program funding related to the DARPA Contract is included in the United States Government’s fiscal year 2005 budget and the Company expects no further funding under this contract after the receipt of the remaining $3.5 million.

     JMAR’s next most significant contract is a $10 million contract issued to JMAR’s Systems Division by Naval Air Warfare Center AD to procure sub-100 nm X-ray masks used in the development and production of high performance GaAs MMICs, and to produce Zone Plate optics for X-ray Microscopes and X-ray Nano Probes (“NAVAIR Contract”). Through September 30, 2004, a total of $8.5 million has been received under this contract. The Company expects to receive the remaining funding of the Navair Contract and a new contract to further the work in 2005.

     The third major ongoing revenue source involves the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $5 million and $3.5 million in contracts in 2003 and 2004, respectively, for this program and expects further funding in 2005.

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

     Unrelated to JMAR’s work for DARPA, we are preparing to enter the drinking water, food and beverage and homeland security markets. The BioSentry™ sensor we are developing with The LXT Group for continuous monitoring of drinking water for microorganisms has successfully passed proof of concept testing. A technologically advanced U.S. water utility is working with us to plan for installation and testing of Beta units in early 2005. On the chemical side, JMAR designed, manufactured, and integrated two Alpha versions of the READ sensor, a highly sensitive chemical detection system under contract for FemtoTrace. JMAR expects to manufacture a number of Beta and initial production units for FemtoTrace in 2005.

Products Under Development

     JMAR intends to balance its government revenues with commercial product sales, expand its revenue base and earnings prospects by developing products with the potential for large volume and attractive margins, and diversify its revenue stream by developing products of value to several high growth-rate industries.

     BioSentry. JMAR is preparing to enter the drinking water, food and beverage and homeland security markets with a breakthrough product for real-time, on-line detection and classification of microorganisms in water. The BioSentry product has advanced from the “proof of concept” stage to the Alpha model stage during the past three months. The Alpha model has demonstrated reliable detection of several representative microorganisms and is generating an enthusiastic reaction from prospective users. JMAR plans to put Beta models in the field during the first quarter of 2005. Production engineering and planning have started anticipating formal product roll-out and production ramp-up by mid-2005.

     Compact X-Ray Microscope. Academic and industry research centers engaged in bioscience, medical research, advanced materials and chemistry represent an attractive market for JMAR’s Compact X-Ray Microscope. Initial design decisions have been made, and the preliminary design baseline for the product has been established. Product roll-out is expected in 2006.

     X-Ray Nano Probe. The nanotechnology industry needs instruments capable of analysis and materials intervention at the nanoscale. JMAR is developing an X-Ray Nano Probe with the potential for chemical analysis, deposition and machining to a spot size as small as 20 nanometers. JMAR plans to position the X-Ray Nano Probe as a basic instrument used in research, process development and production of nanotechnology-based materials. Product roll-out is expected in 2006.

Results of Operations

Revenues. Total revenues for the three months ended September 30, 2004 and 2003 were $2,257,737 and $3,964,930, respectively. Total revenues for the nine months ended September 30, 2004 and 2003 were $8,304,550 and $13,726,298, respectively. Revenues by segment for the three and nine months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Research Division	$897,069	$1,440,942	$3,290,449	$4,494,234
Systems Division	537,272	1,520,045	2,234,545	5,619,409
Microelectronics Division	823,396	1,003,943	2,779,556	3,612,655

	$2,257,737	$3,964,930	$8,304,550	$13,726,298

     The decrease in revenues for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 was primarily attributable to a decrease in the NAVAIR Contract revenues of $628,819 and $2,478,275, respectively, at the Systems Division due to the delay in receipt of funding on that contract, a decrease in revenues of the Research and Systems Divisions related to the DARPA Contract of $950,665 and $1,625,837, respectively, due to lower funding received on that contract, a decrease of $138,565 and $925,923, respectively, related to two contracts at the Systems Division that are nearing completion and a decrease in contract revenues at the Microelectronics Division of $125,129 and $731,130, respectively, related to reduced equipment installations under the GDAIS Contract in 2004. The Company will continue to experience flat or lower revenues for the remainder of 2004 and into 2005 until new product sales offsets the decline in our DARPA funding for CPL.

     Losses. The net loss for the three months ended September 30, 2004 and 2003 was $(1,695,858) and $(624,161), respectively. The loss from continuing operations for those same periods was $(1,643,309) and $(570,488), respectively, while the loss from operations for those same periods was $(1,550,978) and $(309,640), respectively. The net loss for the nine months ended September 30, 2004 and 2003 was

$(3,437,436) and $(2,868,002), respectively. The loss from continuing operations for those same periods was $(3,397,336) and $(1,667,512), respectively, while the loss from operations for those same periods was $(2,833,402) and $(1,231,896), respectively.

     Included in the net loss for the three and nine months ended September 30, 2004 is a loss from discontinued operations of $52,549 and $40,100, respectively. Included in the net loss and loss from operations for the three and nine months ended September 30, 2004 are costs associated with the LXT BioSentry development (see further discussion below) of $373,106 and $586,626, respectively, and asset write-downs of $35,737 and $85,313, respectively. Included in the net loss and loss from continuing operations for the three and nine months ended September 30, 2004 is a non-cash interest charge of $100,706 and $571,214, respectively (see “Interest and Other Expenses” below). Included in the net loss for the three and nine months ended September 30, 2003 is a loss from discontinued operations of $(53,673) and $(1,200,490), respectively. Included in the net loss and loss from operations for the nine months ended September 30, 2003 are asset write downs of $306,149. Included in the net loss and loss from continuing operations for the three and nine months ended September 30, 2003 is a non-cash interest charge of $226,529 and $320,923, respectively.

     Gross Margins. Gross margins for the nine months ended September 30, 2004 and 2003 were 18.7% and 20.9%, respectively. Gross margins for the three months ended September 30, 2004 and 2003 were 9.5% and 24.8%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary decrease in the gross margin for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 is due to a contract reserve of $45,000 and $316,000 for the three and nine months ended September 30, 2004, respectively, related to a contract at the Systems Division and inventory reserves of approximately $168,000 for the three and nine months ended September 30, 2004, also at the Systems Division. These reductions were offset in part by lower revenues in 2004 on the lower margin Navair Contract (i.e., the lower margin NAVAIR Contract represented a greater percentage of revenues in 2003). The low margins on the NAVAIR Contract were due to the high subcontract component of that contract and the Company’s absorption of some of the costs incurred due to limited funding on that contract. In addition, the gross margin on the GDAIS Contract was higher for the nine months ended September 30, 2004 due to lower material costs in 2004 and a $70,000 contract cost overrun in 2003. The majority of the Company’s revenues for the remainder of 2004 and 2005 will be derived from contracts, so gross margins are expected to continue at similar levels. The Company is investing in new product development activities that it believes will lead to higher margin products in the future.

     Selling, General and Administrative (SG&A). SG&A expenses for the nine months ended September 30, 2004 and 2003 were $3,355,914 and $3,393,840, respectively. SG&A expenses for the three months ended September 30, 2004 and 2003 were $1,070,065 and $1,116,762, respectively. The decrease in SG&A expenses for 2004 was primarily attributable to a reduction in SG&A costs of the Systems Division due to staff and other cost reductions, offset in part by higher accounting, legal and insurance costs, and sales and marketing activity and ISO costs at the Microelectronics Division.

     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and company-funded RD&E. Both types of RD&E costs are expensed when incurred. Customer-funded RD&E costs incurred, included in “Costs of Sales”, totaled $901,115 and $2,208,948 for the three months ended September 30, 2004 and 2003, respectively, and $3,625,837 and $7,750,712 for the nine month periods ended September 30, 2004 and 2003. The decrease in customer-funded RD&E expenditures for the three and nine months ended September 30, 2004 consists of a decrease of $680,592 and $2,659,687, respectively, related to the Navair Contract, decreases in two contracts winding down at the Systems Division of $41,298 and $409,636, respectively, and a decrease of $585,943 and $1,055,552, respectively, related to the DARPA Contract.

     Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $286,889 and $176,100 for the three months ended September 30, 2004 and 2003, respectively, and $355,663 and $397,932 for the nine months ended September 30, 2004 and 2003, respectively. In addition, included in “costs associated with the BioSentry development” are $227,901 and $353,039 of research and development costs for the three and nine months ended September 30, 2004, respectively. Hence, total RD&E expenditures for the three month periods were $1,415,905 and $2,385,048 for 2004 and 2003, respectively, and $4,334,539 and $8,148,644 for the nine month periods in 2004 and 2003. Total RD&E expenditures as a percentage of revenues were 62.7% and 60.2% for the three months ended September 30, 2004 and 2003, respectively, and 52.2% and 59.4% for the nine months ended September 30, 2004 and 2003, respectively. These expenditures are primarily related to the continued development of collimated plasma lithography systems for the semiconductor industry. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues has been R&D contract revenues.

     In February 2004, the Company received $8 million in financing from Laurus. JMAR is using these funds to initiate and advance new product research and development efforts and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company started product development on the BioSentry product line, and during the third quarter of 2004, the Company has initiated the product development of the X-ray Microscope and X-ray Nano Probe product lines. Accordingly, the Company expects company-funded RD&E to increase significantly for the remainder of 2004 and into 2005.

     Costs Associated with the BioSentry Product Development. During the second quarter of 2004, the Company entered into an alliance agreement with The LXT Group (LXT) to produce an early-warning system (BioSentry™) for the drinking water, food and beverage and homeland security markets. As part of this agreement, JMAR agreed to provide a maximum financial commitment of $1 million, subject to the achievement of specific product development milestones by a joint LXT/JMAR team. For the three and nine months ended September 30, 2004, the Company had expensed $373,106 and $586,626, respectively, of costs incurred related to BioSentry product development. The majority of the remainder of the $1 million commitment is expected to be invested by the Company during 2004.

     Discontinued Operations. The loss from discontinued operations of $52,549 and $40,100 for the three and nine months ended September 30, 2004, respectively, is related to the standard semiconductor products business. The loss from discontinued operations of $258,673 and $1,405,490 for the three and nine months ended September 30, 2003, respectively, includes $155,526 and $467,503, respectively, related to the standard semiconductor products business and $103,147 and $937,987, respectively, related to the precision equipment business. The decrease in the loss from discontinued operations is due to the sale of JPSI in July 2003. The gain on disposal of discontinued operations of $205,000 for the three and nine months ended September 30, 2003 relates to the sale of JPSI.

     Prior to December 31, 2001, as the level of business expected from the standard semiconductor products business did not materialize, the Company decided to take action to sublease the Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility for the remaining term of the lease and reduced the Company’s reserve for this facility by approximately $112,000 in the quarter ended June 30, 2004.

     Interest and Other Expense. Interest and other expense for the three months ended September 30, 2004 and 2003 was $110,253 and $264,649, respectively, and for the nine months ended September 30, 2004 and 2003 was $675,364 and $495,475, respectively. Interest and other expense is higher for the nine months ended September 30, 2004 versus the nine months ended September 30, 2003 primarily due to the financing transactions the Company entered into in late March 2003 and January 2004 (see “Consolidated Liquidity and Financial Condition” below). Included in interest expense for the three and nine months ended September 30, 2004 is $65,094 and $455,297, respectively, and $180,826 and $187,935 for the three and nine months ended September 30, 2003, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below, and was charged to expense using the effective yield method based on the life of the debt, over the period from the issuance date to the conversion dates. Also, interest expense for the three and nine months ended September 30, 2004 and 2003 includes $35,612, $115,917, $45,703 and $132,988, respectively, related to the discounted liability for the retirement in August 2002 of the Company’s former Chairman and Chief Executive Officer.

     Preferred Stock Dividends. Included in the loss applicable to common stock in the Statement of Operations for the three and nine months ended September 30, 2004 and 2003 are preferred stock dividends of $233,958, $1,938,339, $439,290 and $668,743, respectively. The amount for the three and nine months ended September 30, 2004 represents $71,393 and $196,865, respectively, of preferred stock dividends paid or payable in cash and $162,565 and $1,741,474, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The amount for the three and nine months ended September 30, 2003 represents $12,509 and $40,113, respectively, of preferred stock dividends paid or payable in cash and $426,781 and $628,630, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.

Consolidated Liquidity and Financial Condition

     Cash and cash equivalents at September 30, 2004 was $7,061,926. The increase in cash and cash equivalents during the nine months ended September 30, 2004 of $2,890,747, resulted primarily from net proceeds from the issuance of preferred and common stock of $9,057,914, offset in part by cash used in continuing operations of $3,852,244 (primarily related to operating losses and an increase in accounts receivable), payments of notes payable of $958,647, cash used in discontinued operations of $675,535, capital expenditures of $315,256, payment of preferred stock dividends of $196,865, and preferred stock redemptions of $166,667.

     JMAR will continue to use cash in 2004 and into 2005 for, 1) product research and development efforts, including BioSentry development, and to acquire or license products, technologies or businesses; 2) funding delays related to government contracts; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock redemptions and dividends; and 5) other working capital needs. As a result of the financing activity discussed below, management believes that the Company has adequate resources to fund working capital requirements, product development and preferred stock redemptions through June 30, 2005. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements and preferred stock redemptions beyond June 30, 2005. As discussed below under “Commitments,” the Company is obligated to make redemption payments on its outstanding Series of Convertible Preferred Stock. The Company has had discussions with the preferred stock holder regarding the deferral of the redemption payments or the payment of the redemptions in common stock of the Company. If the Company is unable to amend the redemption payment terms and obtain additional financing, it would have to slow down its product development, thereby impacting its commercialization plans. There can be no assurance that additional financing will be available when needed, or if available, will be done on favorable terms. Working capital as of September 30, 2004 and December 31, 2003 was $9,708,186 and $2,427,166, respectively. The increase in working capital is primarily due to gross proceeds from the issuance of preferred stock of $9.5 million and the conversion into common stock of $1,254,500 of the Company’s line of credit, offset in part by the Company’s losses.

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

     The interest rate on the Working Capital Line is equal to the prime rate (4.75% at September 30, 2004) plus 0.75 percent, subject to a floor of 5.00 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations. The Company’s quick ratio was 5.19 at September 30, 2004. As of September 30, 2004, there was no amount outstanding under the Working Capital Line. The term of the

Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $2.8 million at September 30, 2004, all of which was unused at September 30, 2004.

     In 2003 and 2004, the Company sold the following series of Preferred Stock to Laurus for cash:

					Converted in 2003		Converted in 2004
						Shares		Shares
Issuance Date	Series	Amount	Dividend	Conversion Price	Amount	Issued	Amount	Issued
March, 2003	A	$1,000,000	8%	$0.88	$1,000,000	1,136,363	—	—
March, 2003	B	$1,000,000	3%	$0.88	$1,000,000	1,136,364	—	—
September, 2003	C	$1,500,000	8%	$2.08	—	—	$1,500,000	721,154
December, 2003	D	$2,000,000	8%	$1.56	—	—	$2,000,000	1,282,051
January, 2004	E	$1,500,000	8%	$2.85	—	—	—	—
February, 2004	F	$2,000,000	Prime	$3.11	—	—	—	—
February, 2004	G	$2,000,000	Prime	$3.28	—	—	—	—
February, 2004	H	$4,000,000	Prime	$3.47	—	—	—	—

     The outstanding amount of Series E, F, G and H Preferred Stock must be redeemed in cash (or common stock if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) at various amounts and dates (see below under “Commitments”), if not previously converted. Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series E through H Preferred Stock are the same as the conversion terms of the Working Capital Line. As of November 8, 2004, the Company has redeemed $333,333 in Series E Preferred Stock.

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

     The Company’s stockholders’ equity was $7,594,438 as of September 30, 2004. In May, 2003, the Company transferred to the Nasdaq SmallCap Market, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Substantial continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards.

Commitments

     Future minimum annual commitments under non-cancellable operating leases (net of subleases), BioSentry development costs and post-employment benefits as of September 30, 2004 are as follows (unaudited):

	2004	2005	2006	2007	Thereafter	Total
Operating leases	$216,355	$544,114	$62,376	$2,791	$4,187	$829,823
BioSentry development	399,831	—	—	—	—	399,831
Post-employment benefits	56,854	282,377	269,377	269,377	254,484	1,132,469

	$673,040	$826,491	$331,753	$272,168	$258,671	$2,362,123

     The operating leases are primarily for office facilities. The post-employment benefits are presented at the total amount to be paid, whereas the liability has been discounted for financial reporting purposes.

Preferred Stock Redemption Obligations

     Excluded from the above table are redemption obligations under Series E, F, G and H Preferred Stock. Also excluded from the above table is the Company’s $3 million Working Capital Line, of which none was outstanding at September 30, 2004. If not previously converted, the Series E through H Preferred Stock must be redeemed by the Company as follows:

	Gross
	Amount	Scheduled Redemptions
	Outstanding at
Description	September 30, 2004	2004	2005	2006	2007	Total
Series E Preferred	$1.3M	$250,000	$1,000,000	$83,333	$—	$1,333,333
Series F Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series G Preferred	$2.0M	—	450,000	450,000	1,100,000	2,000,000
Series H Preferred	$4.0M	—	900,000	900,000	2,200,000	4,000,000

		$250,000	$2,800,000	$1,883,333	$4,400,000	$9,333,333

Resolution of SAL Earn-Outs

     Under the Merger Agreement entered into in August, 2001 with the former shareholders and creditors of SAL, Inc. (now operating as the Company’s Systems Division), those persons could earn up to three contingent earn-out payments upon the satisfaction of three earn-out conditions related to the development and sale of CPL lithography systems. The first earn-out was not achieved by the deadline and, therefore, was not earned by the SAL investors.

     Based on the uncertainties of market acceptance of the CPL technology and delays in the completion of the CPL system, which operated to delay the achievement of the second and third earn-outs, on July 9, 2004, the Company sent a letter to former shareholders and creditors (Holders) of SAL, Inc. proposing a final resolution of the second and third earn-outs through payment of a total of $625,000 in shares of common stock, valued at the average of the closing prices of JMAR’s common stock for the five days during the period August 18, 2004 to August 24, 2004. Because of the uncertainty of whether or not the earn-outs would be achieved, the Company believed that the current situation was unsatisfactory for both JMAR and the Holders. Holders of more than 99 percent of the earn-out interests accepted the Company’s offer to receive the final payment of $625,000 in common stock in full satisfaction of all remaining amounts owed under the Merger Agreement.

LXT Alliance Agreement (BioSentry)

     During the second quarter of 2004, the Company entered into an alliance agreement with The LXT Group (LXT) to produce an early-warning system (BioSentry™) for drinking water, food and beverage and homeland security markets. As part of the agreement, JMAR loaned the two principals of LXT $62,500 each and agreed to provide a maximum financial commitment of $1 million, subject to the achievement of milestones by LXT. Through September 30, 2004, the Company had provided approximately $600,000 of financial support for costs incurred related to BioSentry. The majority of the remainder of the $1 million committed is expected to be provided by the Company by the end of 2004. The alliance agreement also provided for execution of a purchase agreement after achievement of certain development milestones. In September 2004, the Company and LXT executed a definitive purchase agreement for the purchase by the Company of the LXT business. The acquisition is expected to close in January 2005 after certain additional milestones are met and will provide for the purchase of all of the assets of LXT for consideration consisting of $125,000 in cash, cancellation of $125,000 in promissory notes held by the two principals of LXT in favor of JMAR, 180,000 shares of JMAR common stock and certain contingent earn-out payments based on future revenues and residual income generated by the LXT business.

Net Operating Loss Carryforward

     At December 31, 2003, the Company had approximately $53 million of Federal net operating loss carryforwards subject to certain annual limitations, which expire from 2004 through 2023. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.

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

     On an ongoing basis, management evaluates its estimates and judgments, including those related to revenues, goodwill and intangible assets, beneficial conversion feature, deferred taxes and stock based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Goodwill and Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company has established reporting units and applies a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. The Company compares the fair value of the business unit with the carrying amount of the assets associated with the business unit. The fair value of each business unit is determined using a risk adjusted discount rate to compute a net present value of estimated future cash flows and a consideration of market capitalization of the Company. The second step measures the amount of the impairment, if any. Patent costs capitalized are amortized over ten years, and other intangible assets are amortized over not more than five years. Capitalized patent costs are reviewed quarterly for realizability.

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

     In addition to the several risks and uncertainties described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional risks and uncertainties include the following:

•	delays and unanticipated technological or engineering difficulties in the Company’s new product development efforts, which involve lengthy and capital intensive programs that are subject to many unforeseen risks, delays, problems and costs and uncertainties as to the market’s demand for such new products;

•	the risk that competitors with greater resources enter the markets for the Company’s new products;

•	the risk that the technologies related to our new product development activities may infringe on issued patents held by others;

•	the effect of government regulations and required approvals on the BioSentry and X-ray products;

•	longer than anticipated purchase approval cycles and more extensive selling efforts in connection with the sale of the Company’s new products to utilities and other regulated customers;

•	the risk that the Company is subject to claims for product liability arising from the sale of its new products and, specifically with regard to its BioSentry system, that the Company is unable to obtain adequate product liability insurance to cover these risks at a reasonable cost, and that the Company is unable to obtain indemnification agreements from its customers to hold the Company harmless from such claims;

•	delays in securing, or inability to secure other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise, for working capital needs or for development of the Company’s new products;

•	unanticipated difficulties and costs in establishing the Company’s Vermont operations as the manufacturing center for the Company’s new products;

•	despite substantial technical, marketing and sales efforts and the expenditure of significant funds by the Company, the failure to convince semiconductor manufacturers to adopt the Company’s CPL technology over other existing and possible future alternative lithography technologies, including the use of electron beam systems for GaAs chip manufacturing, 193 immersion lithography for silicon contact hole processing and EUV lithography for future mainstream silicon manufacturing;

•	the lack of availability of critical components from third party suppliers, including laser diodes, x-ray optics, x-ray masks and photo-resist, or the inability to obtain such components at acceptable costs;

•	fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins;

•	the failure of pending patents to be issued and uncertainties as to the breadth or degree of protection of existing or future patents covering the Company’s x-ray and other technologies and applications; and

•	other risks detailed in the Company’s Form 10-K for the year ended December 31, 2003 and in the Company’s other filings with the Securities and Exchange Commission.

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

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of September 30, 2004 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s reports filed or submitted under the Exchange Act of 1934.

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company is not an “accelerated filer” and, therefore, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act are not applicable to the Company until 2005. However, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)(i) In July 2004, the Company granted warrants to purchase 50,000 shares to Dian Griesel, President of The Investor Relations Group, as compensation for investor and public relations services. This transaction was exempt under Section 4(2) of the Securities Act of 1933.

(a)(ii) In August, 2004, the Company issued a total of 475,666 shares of Common Stock to the former investors of SAL, Inc. in full satisfaction of the earn-out rights previously issued to them in August, 2001 in a transaction exempt under Section 4(2) of the Securities Act of 1933.

Item 5. Other Information.

(a)	On August 13, 2004, the Compensation Committee of the Company’s Board of Directors approved the JMAR Balanced Scorecard Performance Based Compensation Plan (the “BSC Plan”), a copy of which is filed as Exhibit 10.1 to this Report and incorporated by reference herein. All exempt employees of the Company will participate in the BSC Plan. The BSC Plan provides for the payment of annual bonuses of up to 10% of an employee’s base salary based upon the establishment of specific corporate, division and individual goals. The goals and objectives of the 2004 BSC Plan were established and communicated to each eligible employee. The determination of the extent to which these objectives have been realized, the amount of the individual bonuses (less than or equal to 10% of the individual’s base salary) and the payment of such bonuses, if any, will be made by management within 60 days after the end of the calendar year.

(b)	On November 15, 2004, the Company filed an Amendment to Certificate of Incorporation with the Delaware Secretary of State to increase the authorized Common Stock from 40,000,000 shares to 80,000,000 shares, a copy of which is filed as Exhibit 10.2 to this Report. The form of this Amendment was filed with the Company’s Proxy Statement and the Amendment was approved by the shareholders at the Company’s Annual Shareholders Meeting held June 25, 2004.

Item 6. Exhibits.

Exhibit 10.1	JMAR Balanced Scorecard Performance Based Compensation Plan.

Exhibit 10.2	Amendment to Certificate of Incorporation filed on November 15, 2004.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

November 12, 2004
	By:	/s/ Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer