Form 10-Q
period 2005-03-31
JMAR TECHNOLOGIES INC
filed 2005-05-16
CIK 857953

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 9, 2005).

Common Stock, $.01 par value: 35,183,032 shares

INDEX

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets - March 31, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations (unaudited) - Three months ended March 31,
	2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31,
	2005 and 2004	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits	26
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
As of March 31, 2005 and December 31, 2004

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,873,339	$6,599,588
Accounts receivable	1,611,795	3,090,922
Inventories	227,968	335,336
Prepaid expenses and other	599,319	925,943

Total current assets	12,312,421	10,951,789
Property and equipment, net	847,476	879,012
Intangible assets, net	1,872,089	537,191
Other assets	450,278	642,174
Goodwill	4,415,932	4,415,932

TOTAL ASSETS	$19,898,196	$17,426,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$819,920	$943,027
Accrued liabilities	270,102	673,869
Accrued payroll and related costs	749,955	731,718
Billings in excess of costs incurred	777,487	861,383
Current portion of notes payable and other liabilities	151,930	145,019
Current liabilities of discontinued operations, including notes payable	293,364	416,391

Total current liabilities	3,062,758	3,771,407

Notes payable and other long-term liabilities, net of current portion	440,465	465,492
Redeemable convertible preferred stock, 885,000 shares issued and outstanding as of March 31, 2005 and 908,333 shares issued and outstanding as of December 31, 2004, net of unamortized discount of $1,811,398 and $996,059, respectively	7,038,602	8,087,274
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 885,000 shares issued and outstanding as of March 31, 2005 included in redeemable convertible preferred stock above, and 908,333 shares issued and outstanding as of December 31, 2004	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 35,179,282 shares issued and outstanding as of March 31, 2005 and 31,376,735 shares issued and outstanding as of December 31, 2004	351,793	313,767
Additional-paid in capital	76,376,544	70,087,057
Accumulated deficit	(67,371,966)	(65,298,899)

Total stockholders’ equity	9,356,371	5,101,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,898,196	$17,426,098

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

	2005	2004
Revenues	$1,867,331	$3,035,376
Costs of revenues	1,306,875	2,369,923

Gross profit	560,456	665,453

Operating expenses:
Selling, general and administrative	1,370,395	1,125,774
Research and development	801,982	54,097

Total operating expenses	2,172,377	1,179,871

Loss from operations	(1,611,921)	(514,418)
Interest and other income	37,291	71,831
Interest and other expense	(116,819)	(449,991)

Loss from continuing operations	(1,691,449)	(892,578)
Loss from operations of discontinued operations	—	(62,097)

Net loss	(1,691,449)	(954,675)
Deemed preferred stock dividends	(381,618)	(1,169,283)

Loss applicable to common stock	$(2,073,067)	$(2,123,958)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.06)	$(0.07)
Loss per share from discontinued operations	—	—

Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.07)

Shares used in computation of basic and diluted loss per share	33,856,817	29,660,437

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(1,691,449)	$(892,578)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	158,025	467,308
Services received in exchange for common stock or warrants	24,850	—
Change in assets and liabilities:
Accounts receivable	1,479,127	(978,250)
Inventories	107,368	27,174
Prepaid expenses and other	433,076	99,111
Billings in excess of costs incurred	(83,896)	—
Accounts payable and accrued liabilities	(473,104)	(437,384)

Net cash used in continuing operations operating activities	(46,003)	(1,714,619)

Loss from discontinued operations	—	(62,097)
Changes in net assets and liabilities of discontinued operations	(123,027)	(300,273)

Net cash used in discontinued operations	(123,027)	(362,370)

Net cash used in operating activities	(169,030)	(2,076,989)

Cash flows from investing activities:
Capital expenditures	(46,864)	(19,011)
Additions of intangible assets and other assets	(1,163)	(31,852)

Net cash used in investing activities	(48,027)	(50,863)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	—	9,118,497
Net proceeds from the issuance of common stock	3,907,943	—
Payments of notes payable and other long-term liabilities	—	(835,761)
Cash payments of preferred stock dividends	(183,802)	(59,258)
Preferred stock redemptions	(233,333)	—
Net proceeds from the exercise of options	—	82,191
Net borrowings under line of credit	—	123,161
Repurchase of stock	—	(17,747)

Net cash provided by financing activities	3,490,808	8,411,083

Net increase in cash and cash equivalents	3,273,751	6,283,231
Cash and cash equivalents, beginning of period	6,599,588	4,171,179

Cash and cash equivalents, end of period	$9,873,339	$10,454,410

Cash paid for interest	$39,293	$48,366

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the three months ended March 31, 2005, the Company recorded a discount of $1,066,803 representing the difference between the fair value of the Convertible Preferred Stock immediately prior to and after the February 1, 2005 amendment (see Note 10). In addition, during the three months ended March 31, 2005, the Company recorded $1,348,266 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 (see Note 12). During the three months ended March 31, 2004, the holder of the Convertible Preferred Stock converted $2,436,000 of the preferred stock into 1,321,154 shares of common stock of the Company. The Company recorded a discount of $1,772,225 representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt transactions in 2004 (see Notes 9 and 10). In addition, during the three months ended March 31, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 9). Also, during the three months ended March 31, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 9).

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

     JMAR Technologies, Inc. is a leading innovator in the development of laser-based equipment for imaging, analysis and fabrication at the nano-scale. The Company is leveraging over a decade of laser and photonics research to develop a diverse portfolio of products with commercial applications in rapidly growing industries while continuing to carry out research and development for the U.S. Defense Advanced Research Projects Agency (DARPA) and support for the U.S. Government’s Defense Microelectronics Activity (DMEA) semiconductor fabrication facility. JMAR is targeting the nanotechnology, bioscience and semiconductor industries with its Britelight™ Laser; X-ray Light Source; Compact X-ray Microscope — for 3D visualization of single cells and polymers; and its X-ray Nano Probe — enabling interaction, analysis and materials modification at the nano-scale. JMAR also develops, manufactures and markets its BioSentry™ microorganism early warning system and maintains a strategic alliance for the production of the READ chemical sensor for homeland security, environmental and utility infrastructure industries.

     The accompanying consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

(2) Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123(R) must be adopted by the Company no later than January 1, 2006. Management is still evaluating the methodology to be used and has not determined the impact on the Company’s financial statements in the future. However, based upon the proforma disclosures in Note 3, management anticipates that the impact could be as much as $700,000 annually for currently outstanding options.

     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.

(3) Stock-Based Compensation Plans

     The Company has five stock option plans, the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The Company is also a party to non-plan option agreements with several individuals. The Company accounts for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following pro forma amounts for the three months ended March 31, 2005 and 2004 (unaudited):

		2005	2004
Loss applicable to common stock:	As Reported	$(2,073,067)	$(2,123,958)
Stock based compensation expense		(122,132)	(165,676)

	Pro Forma	$(2,195,199)	$(2,289,634)

Basic and diluted loss per share:	As Reported	$(0.06)	$(0.07)
Stock based compensation expense		—	(0.01)

	Pro Forma	$(0.06)	$(0.08)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rate of approximately 4.18 percent in 2005 and 2.74 percent in 2004; expected dividend yields of 0 percent and expected lives of 6 years. For grants in 2005 and 2004, the expected volatility used was 255 percent and 259 percent, respectively.

     The Company was authorized to grant options to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan and 350,000 shares under the Research Division Plans (Plans). No further grants are allowed except under the 1999 Plan. In addition, 560,000 non-qualified options have been granted to three employees outside of the above plans. Except as noted in the next sentence, under all Plans the option exercise price was equal to or more than the market price of JMAR’s common stock on the date of grant for grants made during the three months ended March 31, 2005 and 2004, and no compensation expense was recognized. Options for a total of 3,000 shares were granted to the Company’s directors in payment of meeting fees in the three months ended March 31, 2004, which had an exercise price of $1.00 below the market price resulting in compensation expense of $3,000. Options typically have a term of ten years and vest one-third per year after date of grant. During the quarter ended March 31, 2005 and 2004, 370,000 and 3,000 options, respectively, were granted pursuant to the 1999 Plan.

(4) Accounts Receivable

     At March 31, 2005 and December 31, 2004, accounts receivable consisted of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)
Billed	$901,433	$944,046
Unbilled	710,362	2,146,876

	$1,611,795	$3,090,922

     All unbilled receivables at March 31, 2005 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized. Included in the unbilled amount at December 31, 2004 was $1,269,000 related to the Company’s

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

contract with DARPA. In February 2005, DARPA released $3,508,000 in funds related to the Company’s DARPA contract resulting in the billing and collection of the unbilled amount at December 31, 2004. The unbilled receivables at March 31, 2005 includes $348,171 related to withheld fees for prior contracts to be billed pending DCAA audit, and $362,191 related to the normal billing cycle.

(5) Inventories

     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2005 and December 31, 2004, inventories consisted of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)
Raw materials, components and sub-assemblies	$86,797	$88,684
Work-in-process	140,017	245,498
Finished goods	1,154	1,154

	$227,968	$335,336

(6) Property and Equipment

     At March 31, 2005 and December 31, 2004, property and equipment consisted of the following:

	March 31, 2005	December 31, 2004
	(Unaudited)
Equipment and machinery	$3,211,376	$3,156,252
Furniture and fixtures	391,501	440,990
Leasehold improvements	283,218	283,218

	3,886,095	3,880,460
Less-accumulated depreciation	(3,038,619)	(3,001,448)

	$847,476	$879,012

(7) Segment Information

     JMAR conducts its operations in the following four business segments:

     Research Division (formerly JMAR Research) — Located in San Diego, California, this segment carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (Britelight™) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from DARPA of the U.S. Department of Defense. This segment’s historic focus on X-ray lithography light source R&D and equipment development was expanded in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business expansion investigation, this segment is developing several soft X-ray enabled products including a Compact X-ray Microscope and a family of instruments for nanotechnology applications. JMAR believes that this instrument family will provide the ability to carry out chemical analysis, chemical vapor deposition and erosion at resolutions down to 20 nm. During the three months ended March 31, 2005 and 2004, this segment accounted for approximately 26% and 37%, respectively, of the Company’s revenues.

     New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.

     Vermont Operations (formerly JSAL) — Located in South Burlington, Vermont, this segment carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. As an example, the

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

Vermont Operations is the design and manufacturing contractor for FemtoTrace, Inc. building the READ trace chemical sensors for real time detection of extremely small quantities of organics. The READ equipment has applications in environmental contamination detection and homeland security. The Vermont Operations will also introduce a novel Optical Angular Scanning Imaging System (OASIS) for biological medical and materials research applications in 2005. OASIS is a versatile, rapid scanning optical microscope that combines high magnification, fine optical resolution, and rapid scanning motion control. This segment also performs funded contract research and development for DARPA. During the three months ended March 31, 2005 and 2004, this segment accounted for approximately 34% and 29%, respectively, of the Company’s revenues.

     Microelectronics Division (formerly JMAR Semiconductor) — This segment provides process integration and maintenance support to the Defense Microelectronics Activity’s semiconductor fabrication facility in McClellan, California. It also designs and produces application specific integrated circuits (ASICs) for military and commercial markets and is developing application specific standard products. During the three months ended March 31, 2005 and 2004, this segment accounted for approximately 40% and 34% of the Company’s revenues.

     Sensor Products Group — This segment’s first product is the BioSentry™, a laser-based early-warning system that provides continuous, real-time surveillance, detection and classification of waterborne microorganisms. Prospective applications include beverage bottling quality assurance, water utility operations, cruise ship water monitoring and homeland security for building water supply and water distribution systems. During the three months ended March 31, 2005 and 2004, there were no revenues from this segment. Revenues are expected later in 2005.

     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2004. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments.

     Segment information for the three months ended March 31, 2005 and 2004 (excluding discontinued operations) is as follows:

				Sensor
	Research	Vermont	Microelectronics	Products
	Division	Operations	Division	Group	Corporate	Total
2005
Revenues	$479,429	$637,258	$750,644	$—	$—	$1,867,331
Operating loss	(446,375)	(302,867)	(346,149)	(516,530)	—	(1,611,921)
Total assets	1,710,870	5,243,517	2,259,145	27,396	10,657,268	19,898,196
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	1,715	—	—	1,517	43,632	46,864
Depreciation & amortization	24,812	7,602	23,933	1,554	100,124	158,025

2004
Revenues	1,103,807	890,734	1,040,835	—	—	3,035,376
Operating loss	(69,575)	(389,781)	(55,062)	—	—	(514,418)
Total assets	4,144,215	4,698,097	1,021,064	—	11,054,857	20,918,233
Goodwill	—	3,790,907	—	—	—	3,790,907
Capital expenditures	4,243	2,849	2,633	—	9,286	19,011
Depreciation & amortization	41,593	74,034	6,893	—	344,788	467,308

     Sales to the United States Government totaled $621,179 and $1,642,396 for the three months ended March 31, 2005 and 2004, respectively. In addition, sales to General Dynamics Advanced Information Systems were $750,644 and $1,034,781 for the three months ended March 31, 2005 and 2004, respectively.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

(8) Discontinued Operations

     In the first quarter of 2002, the Company decided to discontinue its standard semiconductor products business. Also, during the later half of 2002, the Company concluded that its precision equipment business (JPSI) did not fit with the strategic direction of the Company and that the markets for that business’ products would continue to be slow in the near term. Therefore, in December 2002, the Company decided to initiate the process of selling JPSI and, in July 2003, the Company completed the sale of that business.

     The standard semiconductor products business and JPSI have been accounted for in the accompanying consolidated financial statements as discontinued operations.

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

     At March 31, 2005 and December 31, 2004, net liabilities of assets discontinued consisted of the following:

	March 31,	December 31,
	2005	2004
	(Unaudited)
Current Liabilities:
Facility lease accrual	$165,917	$275,221
Accounts payable and accruals	107,503	103,726
Note payable	19,944	37,444

	$293,364	$416,391

(9) Line of Credit and Notes Payable

     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). As of March 31, 2005 there was no amount outstanding under the Working Capital Line. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted, at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock. During the three months ended March 31, 2004, $827,000 of the Working Capital Line was converted into common stock at $.92 per share, or 898,913 shares, and $427,500 was converted into common stock at $2.85 per share, or 150,000 shares (see Note 10).

     In connection with the Working Capital Line, the Company issued warrants to Laurus to purchase 100,000 shares of common stock in January 2004 at an exercise price of $5.15. For the January 2004 issuance, the Company recorded a discount of $254,691 representing the intrinsic value of the beneficial conversion feature and a discount of $248,070, representing the fair value of the 100,000 warrants. The fair

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

value of each warrant grant is estimated on the date of issuance using the Black Scholes pricing model with the following assumptions for the warrant issued in 2004: risk-free interest rate of 2.7 percent; expected dividend yield of 0 percent; expected life of 7 years; and expected volatility of 258 percent. At March 31, 2005, the unamortized discount and fees of $195,031 was included in “prepaid expenses and other” in the accompanying Consolidated Balance Sheet. In addition, there will be an additional beneficial conversion feature in the amount of $210,923 recorded as additional borrowings are made against the Working Capital Line. The discount is amortized over the remaining life of the Working Capital Line or upon conversion, resulting in $65,094 and $324,105 of interest expense for the three months ending March 31, 2005 and 2004, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees.

     In February 2004, the Company repaid convertible notes (SAL Notes) issued to the former shareholders of SAL. The SAL Notes were repaid, including accrued interest, by retiring a total of $364,239 in notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock valued at $3.11 per share and repaying the remaining amount of $835,761 in notes and accrued interest of $6,961 with cash. The $3.11 per share value was calculated based on 85 percent of the 5 day average closing prices of the Company’s stock prior to the last day for the SAL Noteholders to accept the offer. This formula was based on negotiations between the Company and the Noteholders’ representative.

(10) Equity Transactions

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

     In addition, on February 1, 2005, the Company entered into agreements with Laurus amending the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provide for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month) for the Series E Preferred Stock are deferred until July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month) are deferred until February, 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price; and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The monthly redemption payments under the Series F-H Preferred Stock will recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into Common Stock.

     Also, in February 2005, certain investors purchased a total of 53,548 shares of Common Stock at $1.24 per share and Warrants to purchase 20,081 shares of Common Stock with an exercise price of $1.73 per share for a total purchase price of $66,400.

     As a result of the Amendment in February 2005, the Company recorded an additional discount representing the difference between the fair value of the Preferred Stock immediately prior to and after the Amendment of approximately $1.1 million valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.23 percent based on estimated yields of 2-year U.S. Treasury Securities; expected dividend yield of 0 percent; remaining contractual life of 2 years; and expected volatility of 108 percent. The volatility is based on JMAR’s historical stock prices for the past two years, consistent with the remaining contractual life of the preferred stock. This amount was recorded during the first quarter of fiscal year 2005 as a reduction of preferred stock and will be amortized to preferred stock dividends over the earlier of the redemption payment period or the conversion dates.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

     In January 2004, the Company sold for cash $1.5 million of 8 percent Series E Convertible Preferred Stock (Series E Preferred) to Laurus at a conversion price of $2.85 per share (reduced to $2.00 pursuant to the Amendment). In February 2004, the Company sold for cash $8 million of Convertible Preferred Stock (Series F, G and H Preferred) to Laurus at a conversion price of $3.11 to $3.47 per share (depending upon the Series), with an average conversion price of $3.34 per share (reduced to $2.00 pursuant to the Amendment). If not previously converted to common stock, the Series E, F, G and H Preferred must be redeemed in cash (or it can be redeemed in common stock if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) at various amounts and dates (see below). Conversions to equity are offset against the required repayments. Except for the conversion price, the conversion terms of the Series E, F, G and H Preferred are the same as the conversion terms of the Working Capital Line (see Note 9).

     If not previously converted, the Series E through H Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at March	Scheduled Redemptions
Description	31, 2005	2006	2007	Total
Series E Preferred	$1,000,000	$1,000,000	$—	$1,000,000
Series F Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series G Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series H Preferred	$3,925,000	375,000	3,550,000	3,925,000

		$1,750,000	$7,100,000	$8,850,000

     In connection with all of the above financing transactions with Laurus, including related to the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,390,000 shares of common stock at prices ranging from $1.058 to $5.15. In addition, Laurus was granted the right to receive a warrant to purchase one share of common stock at $3.13 for every $20 of principal of the Working Capital Line that is converted to equity up to a total of 50,000 shares. As of May 9, 2005 all of the preferred stock, warrants and Working Capital Line held by Laurus is convertible or exercisable into approximately 5.8 million shares.

     As a result of the convertible preferred stock and warrants issued in the three months ended March 31, 2004, the Company recorded a discount representing the beneficial conversion feature and the fair value of the warrants issued of approximately $1.3 million. The beneficial conversion feature was recognized during the first quarter of fiscal year 2004 as a reduction of preferred stock and is amortized to loss applicable to common stock over the earlier of the redemption period or the conversion dates.

     The following table summarizes the preferred stock activity for the three months ended March 31, 2005.

	Net Balance at				Net Balance
	December 31,	Amendment Fair	Discount		at March 31,
Series	2004	Value	Amortization	Redemptions	2005
E	$752,306	$79,390	$89,374	$83,333	$678,957
F	1,812,092	215,717	40,527	37,500	1,599,402
G	1,844,699	234,696	38,194	37,500	1,610,697
H	3,678,177	537,000	83,369	75,000	3,149,546

	$8,087,274	$1,066,803	$251,464	$233,333	$7,038,602

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

     The following table summarizes the preferred stock activity for the three months ended March 31, 2004.

								Net
	Net Balance at	Financing						Balance at
	December 31,	Gross		Fair Value of	Fees and	Discount		March 31,
Series	2003	Amount	BCF	Warrants	Costs	Amortization	Conversions	2004
C	$875,223	$—	$—	$—	$—	$624,777	$1,500,000	$—
D	1,341,927	—	—	—	—	356,627	936,000	762,554
E	—	1,500,000	381,609	218,451	59,534	82,758	—	923,164
F	—	2,000,000	54,250	144,282	72,062	12,514	—	1,741,920
G	—	2,000,000	—	151,571	72,062	12,514	—	1,788,881
H	—	4,000,000	—	319,301	144,125	25,026	—	3,561,600

	$2,217,150	$9,500,000	$435,859	$833,605	$347,783	$1,114,216	$2,436,000	$8,778,119

     The fair value of each warrant grant for the three months ended March 31, 2004 was estimated on the date of issuance using the Black Scholes pricing model with the following assumptions: risk-free interest rate of 2.7 percent; expected dividend yield of 0 percent; expected life of 7 years; and expected volatility of 258 percent to 262 percent. No beneficial conversion feature was recorded on the Series G and H preferred stock as the conversion price was higher than the market price of the Company’s common stock at the commitment date.

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

     During the three months ending March 31, 2004, the Company received proceeds of $82,191 for the exercise of warrants and options into 38,267 shares of common stock. During the three months ended March 31, 2005, the Company issued 3,192 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.

     Included in the loss applicable to common stock in the Statement of Operations for the three months ended March 31, 2005 and 2004 are preferred stock dividends of $381,618 and $1,169,283, respectively. The amounts for 2005 and 2004 represents $130,154 and $55,067, respectively, of preferred stock dividends paid or payable in cash and $251,464 and $1,114,216, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the Amendment.

(11) Earnings Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2005 and 2004 the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of March 31, 2005 and 2004, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)

of 11,560,732 and 8,350,341, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share.

(12) Intangible Assets

     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 at March 31, 2005 and December 31, 2004 is related to the acquisition of SAL, Inc. in August, 2001. As of March 31, 2005 and December 31, 2004, the Company had the following amounts related to other intangible assets:

	March 31, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$909,195	$491,549	$417,646	$908,032	$489,174	$418,858
Unpatented Technology	450,000	450,000	—	450,000	450,000	—
Licenses	1,464,516	10,073	1,454,443	126,250	7,917	118,333

			$1,872,089			$537,191

     During the three months ended March 31, 2005, the Company capitalized $1,163 related to patent costs and $1,338,266 related to licenses. The Vermont Operations accounted for the patent costs, while the Sensor Products Group accounted for the license costs (see below).

     In January 2005 the Company and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting JMAR an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. As consideration for the License Agreement, the Company issued 520,000 shares of common stock and Warrants to purchase 333,333 shares of common stock with an exercise price of $1.38 per share, and a term of 5 years. The stock issued to PointSource was valued based on the market price of JMAR’s stock at the time the agreement was consummated and the Warrants were valued based on the Black Scholes model using the following assumptions: risk-free interest rate of 3.63 percent based on estimated yields of 5-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 5 years; and expected volatility of 196 percent. The volatility is based on JMAR’s historical stock prices for the past five years, consistent with the expected life of the Warrants.

     Aggregate amortization expense of the intangible assets with determinable lives was $4,531 and $71,702 for the three months ended March 31, 2005 and 2004, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

Estimated Amortization
For the Year Ended December 31,	Expense
2005	$204,947
2006	443,371
2007	443,371
2008	443,371
2009	101,024
2010	69,901
Beyond	166,104

$1,872,089

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.

Overview

     JMAR Technologies, Inc. is a leading innovator in the development of laser-based equipment for imaging, analysis and fabrication at the nano-scale. The Company is leveraging over a decade of laser and photonics research to develop a diverse portfolio of products with commercial applications in rapidly growing industries while continuing to carry out research and development for the U.S. Defense Advanced Research Projects Agency (DARPA) and support for the U.S. Government’s Defense Microelectronics Activity (DMEA) semiconductor fabrication facility. JMAR is targeting the nanotechnology, bioscience and semiconductor industries with its Britelight™ Laser; X-ray Light Source; Compact X-ray Microscope — for 3D visualization of single cells and polymers; and its X-ray Nano Probe — enabling interaction, analysis and materials modification at the nano-scale. JMAR also develops, manufactures and markets its BioSentry™ microorganism early warning system and maintains a strategic alliance for the production of the READ chemical sensor for homeland security, environmental and utility infrastructure industries.

Sources of Revenue

     Currently, the majority of the Company’s revenues are derived as the prime contractor or subcontractor for government contracts. These contracts have generated intellectual property owned by the Company in areas in which the Company believes there are significant commercial applications.

     The most significant ongoing contract has been the contract issued to JMAR’s Research Division by the U.S. Army Research Laboratory sponsored by DARPA for further development of the Company’s Collimated Plasma Lithography (CPL) system (DARPA Contract). A total of $23.7 million has been funded under this contract, including $3.5 million funded in February 2005 (the receipt of funding allows the Company to bill for costs incurred). No program funding related to the DARPA Contract is included in the United States Government’s fiscal year budget and the Company expects no further funding under this contract.

     JMAR’s next most significant contract is a $10 million contract issued to JMAR’s Vermont Operations by Naval Air Warfare Center AD to procure sub-100 nm feature size X-ray masks used in the development and production of high performance GaAs MMICs and to produce zone plate optics (NAVAIR Contract). Through March 31, 2005, a total of $8.8 million has been received under this contract. The Company expects to receive the remaining funding of the NAVAIR Contract and a new contract to further the work in 2005.

     The third major ongoing revenue source involves the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004 for this program.

     Unrelated to JMAR’s Britelight and X-ray source technology, we are preparing to enter the drinking water, food and beverage and homeland security markets with our new BioSentry™ sensor product. The BioSentry™ sensor provides continuous monitoring of drinking water for microorganisms. This product has successfully passed proof of concept testing and we have assembled Beta units for installation at various Beta sites in the first and second quarters of 2005. In early March 2005, we entered into a Technology Testing and Contingent Purchase Agreement with Olivenhain Municipal Water District (OMWD) which provides for the installation and testing of three Beta models of the BioSentry sensor at OMWD’s water treatment plant in San Diego County. If the BioSentry Beta units satisfy certain test criteria during a six month test period, including approval by the state regulator, OMWD has agreed to purchase three production units. We installed the first Beta test units at OMWD shortly before the end of the first quarter of 2005. In addition, in April 2005, we entered into a contract with Mexico’s leading beverage development and manufacturing company (Kimpen S.A. de C.V. (Kimpen)) to install a pre-production model of the BioSentry at Kimpen’s laboratory facility and then, following successful completion of an agreed test plan, Kimpen has agreed to purchase two BioSentry production systems for installation in two of Kimpen’s production facilities. Following successful operational testing, Kimpen will purchase 15 production units for installation at each of its 15 factories.

     Through our collaboration with FemtoTrace, Inc., JMAR has designed, manufactured, and integrated two Alpha versions of the READ sensor, a highly sensitive chemical detection system under contract for FemtoTrace. JMAR’s contract with FemtoTrace provides for the manufacture of a number of Beta units for FemtoTrace in 2005. JMAR is also discussing the terms of an agreement to act as contract manufacturer for the production units of FemtoTrace’s READ sensor product line.

     With the future prospects of its CPL product development program uncertain and with the benefit of a substantial investment in intellectual property related to soft X-ray generation, in 2004 JMAR implemented a new strategy to balance, diversify and expand its revenue base through new product development and technology acquisition. We are now complementing our progress in product development and market validation with preparation for manufacturing and distribution. In pursuit of this new strategy, JMAR has identified other, more immediate, commercial opportunities for our laser and X-ray technology, namely our Compact X-ray Microscope and X-ray Nano Probe products. JMAR has also acquired new technology in multi-angle light scattering and is developing BioSentry products we plan to deliver in 2005 to several high growth-rate industries. JMAR intends to continue to pursue government funding in areas that create valuable technology to support its new product development efforts.

     As JMAR seeks to add commercial revenues to our predominately government contract revenue base, we face a series of challenges, including technical and market risks and uncertainties associated with the development of new technologies and new products. Our product development efforts will require substantial continued investment by JMAR and we expect to face challenges in transitioning each of our new products from the proof of concept, alpha and beta stages to commercial introduction and market acceptance. See “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” below for more information on the risks and uncertainties faced by JMAR.

Results of Operations

     Revenues. Total revenues for the three months ended March 31, 2005 and 2004 were $1,867,331 and $3,035,376, respectively, the majority of which were contract revenues. Revenues by segment for the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Research Division	$479,429	$1,103,807
Vermont Operations	637,258	890,734
Microelectronics Division	750,644	1,040,835
Sensor Products Group	—	—

	$1,867,331	$3,035,376

     The decrease in revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 was primarily attributable to a decrease of $1,391,880 in revenues of the Research Division and Vermont Operations related to the DARPA Contract, a decrease of $284,137 in contract revenues at the Microelectronics Division related to reduced equipment installations under the GDAIS Contract in 2005, and a decrease of $136,844 in revenues for the READ contract. The lower revenues for the DARPA Contract in 2005 is related to the fact that no additional program funding related to the DARPA Contract was included in the U.S. Government fiscal year 2005 budget and no further funding under this contract is expected beyond the funds received in February 2005. Offsetting these declines were an increase of $406,383 in revenues of the NAVAIR Contract due to funding received later in 2004 and the sale in the amount of $350,000 of a Britelight system to Lawrence Livermore National Laboratories. The Company will continue to experience flat or lower revenues for 2005 compared to 2004 until sales from our new products are realized.

     Losses. The net loss for the three months ended March 31, 2005 and 2004 was $(1,691,449) and $(954,675), respectively. The loss from continuing operations for those same periods was $(1,691,449) and $(892,578), respectively, while the loss from operations for those same periods was $(1,611,921) and $(514,418), respectively. Included in the net loss for the three months ended March 31, 2004 is a loss from discontinued operations of $(62,097). Included in the net loss and loss from operations for the three months ended March 31, 2005 and 2004 are costs associated with product development (see further discussion below) of $801,982 and $54,097, respectively. Also included in the net loss and loss from continuing operations for the three months ended March 31, 2005 and 2004 is a non-cash interest charge of $65,094 and $324,105, respectively (see “Interest and Other Expenses” below).

     Gross Margins. Gross margins for the three months ended March 31, 2005 and 2004 were 30.0% and 21.9%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary increase in the gross margin for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is due to the commercial sale in 2005 of a Britelight system by the Research Division. In addition, the Company recorded a contract reserve of approximately $171,000 in 2004 related to reserves on a contract at the Vermont Operations. Negatively impacting the gross margin in 2005 compared to 2004 was lower margins because of fixed cost absorption at the Vermont Operations due to the lower revenues. The majority of the Company’s revenues for 2005 will be derived from contracts, so gross margins are expected to continue at similar levels as in 2004 increased somewhat by higher gross margins expected later in 2005 from sales of BioSentry and Britelight products. The Company is investing in new product development activities that it believes will lead to higher margin products in the future.

     Selling, General and Administrative (SG&A). SG&A expenses for the three months ended March 31, 2005 and 2004 were $1,370,395 and $1,125,774, respectively. The increase in SG&A expenses in 2005 compared to 2004 was primarily attributable to SG&A costs of the Sensor Products Group formed later in 2004 of $289,381 and higher outside accounting fees of approximately $43,000. These increases were offset in part by a reduction of costs at the Vermont Operations due to staff and other cost reductions of $125,969.

     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and company-funded RD&E. Both types of RD&E costs are expensed when incurred.

•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $450,081 and $1,330,682 for the three months ended March 31, 2005 and 2004, respectively. The decrease in customer-funded RD&E expenditures for the three months ended March 31, 2005 consists of a decrease of $956,857 related to the DARPA Contract and decreases in two contracts completed in 2004 at the Vermont Operations of $219,703. These decreases were offset in part by an increase of $295,959 related to the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $801,982 and $54,097 for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is primarily due to product development started later in 2004 for our XRM, XNP, BioSentry and OASIS new products.

     Total RD&E expenditures for the three month periods were $1,252,063 and $1,384,779 for 2005 and 2004, respectively. Total RD&E expenditures as a percentage of revenues were 67.1% and 45.6% for the three months ended March 31, 2005 and 2004, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues has been R&D contract revenues.

     During 2004 and 2005, JMAR has been implementing its strategy to balance, diversify and expand its revenue base through new product development and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company started product development on the BioSentry product line, and during the third quarter of 2004, the Company initiated the product development of the X-ray

Microscope and X-ray Nano Probe product lines. Accordingly, the Company expects company-funded RD&E to increase significantly for 2005 compared to early 2004.

          Discontinued Operations. The loss from operations of discontinued operations of $62,097 for the three months ended March 31, 2004 is related to the standard semiconductor products business, primarily associated with the lease of the Irvine facility. Prior to December 31, 2001, as the level of business expected from its standard semiconductor products business did not materialize, the Company decided to take action to sublease its Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility, however, the sub-tenant defaulted on the sublease in January 2005 and the facility is currently unoccupied.

          Interest and Other Expense. Interest and other expense for the three months ended March 31, 2005 and 2004 was $116,819 and $449,991, respectively. Interest and other expense is lower for 2005 versus 2004 primarily due to conversions of the Company’s Working Capital Line into common stock in 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line. Included in interest expense for the three months ended March 31, 2005 and 2004 is $65,094 and $324,105 related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates. Interest expense for the three months ended March 31, 2005 and 2004 also includes $33,307 and $43,750, respectively, related to the discounted liability for deferred compensation.

          Preferred Stock Dividends. Included in the loss applicable to common stock in the Statement of Operations for the three months ended March 31, 2005 and 2004 are preferred stock dividends of $381,618 and $1,169,283, respectively. Preferred stock dividends are lower for 2005 versus 2004 due to conversions of preferred stock into common stock in 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the preferred stock. The amounts for 2005 and 2004 represents $130,154 and $55,067, respectively, of preferred stock dividends paid or payable in cash and $251,464 and $1,114,216, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.

Consolidated Liquidity and Financial Condition

          General. Cash and cash equivalents at March 31, 2005 was $9,873,339. In 2005 and 2004, we have funded our operations primarily from the sale of preferred and common stock. The increase in cash and cash equivalents during the three months ended March 31, 2005 of $3,273,751 resulted primarily from net proceeds from the issuance of common stock of $3,907,943, offset in part by preferred stock redemptions of $233,333, cash used in continuing operations of $46,003 (primarily related to operating losses and a reduction in liabilities offset in part by a reduction in accounts receivable), payment of preferred stock dividends of $183,802, cash used in discontinued operations of $123,027 and capital expenditures of $46,864.

          JMAR’s operations will continue to use cash in 2005 for 1) product research and development efforts and to acquire or license products, technologies or businesses; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. As a result of the financing activity discussed below, management believes that the Company has adequate resources to fund working capital requirements and product development at least through March 31, 2006. Working capital as of March 31, 2005 and December 31, 2004 was $9,249,663 and $7,180,382, respectively. The increase in working capital is primarily due to gross proceeds from the issuance of common stock of approximately $4.1 million offset in part by the Company’s losses, preferred stock redemptions and payment of preferred stock dividends.

          Sale of Common Stock. On February 1, 2005, the Company entered into a Securities Purchase Agreement and completed the sale of $4 million of the Company’s Common Stock and Warrants to five institutional investors (Investors). Pursuant to the Securities Purchase Agreement, the Company issued a total of 3,225,807 shares of Common Stock and Warrants to purchase 1,209,679 shares of Common Stock to the Investors. The Warrants have an exercise price of $1.73 per share and a term of five years. After expenses of the transaction and the advisor’s fee, the Company received net proceeds of approximately $3,852,000.

          As a result of the completion of the February 2005 Offering, the PointSource Investors (see “PointSource License Agreement”, below) were offered the right to purchase a total of 53,548 shares of Common Stock (Additional Shares) and Warrants to purchase 20,081 shares of Common Stock with an exercise price of $1.73 per share (Additional Warrants) for a total purchase price of $66,400. In mid-February, 2005, the PointSource Investors purchased the Additional Shares and Additional Warrants for $66,400.

          Issuances of Preferred Stock. In 2004, the Company sold the following series of Preferred Stock to Laurus for cash:

				Conversion
Issuance Date	Series	Amount	Dividend	Price

January, 2004	E	$1,500,000	8%	$2.85(1)
February, 2004	F	$2,000,000	Prime (2)	$3.11(1)
February, 2004	G	$2,000,000	Prime (2)	$3.28(1)
February, 2004	H	$4,000,000	Prime (2)	$3.47(1)

(1)	Reduced to $2.00 pursuant to February 1, 2005 agreement (see below)

(2)	Prime rate at March 31, 2005 was 5.75 percent

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

          On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provide for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month) for the Series E Preferred Stock are deferred until July 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month) are deferred until February 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price; and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The monthly redemption payments under the Series F-H Preferred Stock will recommence in August, 2006 until January 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into Common Stock.

          In connection with all of the financing transactions with Laurus (Working Capital Line and Series A-H Preferred Stock Issuances), the Company issued warrants to Laurus to purchase a total of 1,390,000 shares of common stock at prices ranging from $1.058 to $5.15. In addition, Laurus was granted the right to receive a warrant to purchase one share of common stock at $3.13 for every $20 of principal of the Working Capital Line that is converted to equity up to a total of 50,000 shares.

          The shares of common stock issuable to Laurus under all of the preferred stock and warrants described above have been included in registration statements declared effective by the Securities and Exchange Commission.

          Working Capital Line. In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus. As of March 31, 2005, there was no amount outstanding under the Working Capital Line. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted.

          The interest rate on the Working Capital Line is equal to the prime rate (5.75% at March 31, 2005) plus 0.75 percent, subject to a floor of 5.00 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations. The Company’s quick ratio was 4.15 at March 31, 2005. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $1.1 million at March 31, 2005, all of which was unused at March 31, 2005.

          Cash Used in Continuing Operations. Cash used in continuing operations was $46,003 for the three months ended March 31, 2005 compared to $1,714,619 for the three months ended March 31, 2004. The loss from continuing operations net of non-cash items (depreciation, amortization, debt discount and services received in exchange for common stock or warrants) was $1,508,574 and $425,270 for the three months ended March 31, 2005 and 2004, respectively. The higher use of cash related to the loss from continuing operations net of non-cash items in 2005 is primarily due to higher product development costs in 2005 compared to 2004 of $747,885, higher SG&A costs of $244,621 and lower revenues resulting in a lower gross profit in 2005 compared to 2004 of $104,997. The Company will continue to experience flat or lower revenues for 2005 compared to 2004 until sales from our new products are realized. In addition, product development expenditures are expected to increase significantly for 2005 compared to early 2004. Helping cash flow from operations for the three months ended March 31, 2005 was a reduction in accounts receivable of $1,479,127 primarily related to the receipt of $3,508,000 in funding on the DARPA Contract in February 2005. Accounts receivable increased by $978,250 in the three months ended March 31, 2004 primarily related to funding delays on the DARPA Contract. In addition, accounts payable and accrued liabilities decreased by $437,384 in 2004 primarily because of the Company’s better liquidity position as a result of the financings in January and February 2004.

     Cash Used in Discontinued Operations. For the three months ended March 31, 2005, cash used in discontinued operations was $123,027 compared to $362,370 for the three months ended March 31, 2004. Cash used in 2005 primarily related to payments related to the Irvine facility. Cash used in 2004 included non-cash losses of $16,639, payments related to the Irvine facility of $106,119, payment of $137,500 to a creditor of the discontinued standard chip business, payments related to JPSI’s facility of $59,665 and other payments of $42,447. The Company expects cash required for discontinued operations to continue to decline in 2005 compared to 2004 to approximately $200,000 for the remainder of 2005, primarily related to the payment of the remaining lease payments for the Irvine facility.

     Cash Used in Investing Activities. For the three months ended March 31, 2005, cash used in investing activities, primarily capital expenditures, was $48,027 compared to $50,863 for the three months ended March 31, 2004. The Company expects an increase in capital expenditures later in 2005 primarily related to the ramp-up of manufacturing at the Vermont Operations and consolidation and expansion of its three San Diego facilities into one location.

     Cash Provided by Financing Activities. For the three months ended March 31, 2005, cash provided by financing activities was $3,490,808 compared to $8,411,083 for the three months ended March 31, 2004. Net proceeds from the sale of common stock were $3,907,943 in 2005. Net proceeds from the sale of preferred stock were $9,118,497 in 2004. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Preferred stock dividends in 2005 and 2004 were $183,802 and $59,258, respectively. In 2004, the Company made note payments of $835,761 related to the SAL Notes (see Note 9 to Financial Statements).

          Stockholders’ Equity. The Company’s stockholders’ equity was $9,356,371 as of March 31, 2005. In May, 2003, the Company transferred to the Nasdaq SmallCap Market, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards.

Commitments

          Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of March 31, 2005 are as follows (2005 is for nine months) (unaudited):

	2005	2006	2007	2008	2009	Total
Leases	$573,022	$130,203	$11,361	$11,361	$3,787	$729,734
Deferred compensation	231,443	267,175	275,297	185,955	56,003	1,015,873

	$804,465	$397,378	$286,658	$197,316	$59,790	$1,745,607

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

Preferred Stock Redemption Obligations

          Excluded from the above table are redemption obligations under Series E, F, G and H Preferred Stock, as amended on February 1, 2005. Also excluded from the above table is the Company’s $3 million Working Capital Line, as to which no amounts were outstanding at March 31, 2005. If not previously converted, the Series E through H Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at March	Scheduled Redemptions
Description	31, 2005	2006	2007	Total
Series E Preferred	$1,000,000	$1,000,000	$—	$1,000,000
Series F Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series G Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series H Preferred	$3,925,000	375,000	3,550,000	3,925,000

		$1,750,000	$7,100,000	$8,850,000

PointSource License Agreement

          In January 2005, JMAR and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting the Company an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. This technology is directly relevant to and may be used in JMAR’s new BioSentry™ product. Pursuant to the License Agreement, PointSource also sold substantially all of its laboratory and engineering room equipment to the Company. The License Agreement provides for the payment by JMAR of a royalty of 2.5% of the net sales of certain “licensed products” for a six year period, with the right to reduce the royalty to 1.25% after four years if we are no longer using the PointSource technology. The “Licensed Products” consist of any scattered-radiation-based product used to detect or classify microorganisms in water (including our BioSentry™ product) and any other product that is within the scope of the licensed PointSource patents. As additional consideration for the License Agreement, we also entered into a Securities Purchase Agreement providing for the issuance to PointSource of 520,000 shares of Common Stock (PointSource Shares) and Warrants (PointSource Warrants) to purchase 333,333 shares of Common Stock (PointSource Warrant Shares), with an exercise price of $1.38 per share, and a term of 5 years. PointSource was also granted the right to purchase additional shares in an amount equal to 1.66% of the shares sold in certain subsequent issuances by us on the same terms as such issuance. PointSource subsequently assigned this additional purchase right to its affiliates (PointSource Investors), together with 500,000 of the PointSource Shares and all of the PointSource Warrants. This purchase right must be exercised within 20 days after the Company gives notice to the PointSource Investors of the completion of a securities issuance. This purchase right expires in July 2006. The PointSource Investors exercised this purchase right as it related to the February 1, 2005 offering and purchased 53,548 shares of Common Stock and Warrants to purchase 20,081 shares of Common Stock with an exercise price of $1.73.

LXT Alliance Agreement (BioSentry)

          During the second quarter of 2004, the Company entered into an alliance agreement with Gregory Quist and David Drake, dba The LXT Group (LXT) to produce the BioSentry™. As part of the agreement, JMAR loaned the two principals of LXT $62,500 each and agreed to provide a maximum financial commitment of $1 million, subject to the achievement of milestones by LXT. Through December 31, 2004, the Company had fulfilled this commitment. The alliance agreement also provided for execution of a purchase agreement (Original Purchase Agreement) after achievement of certain development milestones. In September 2004, the Company and LXT executed a definitive purchase agreement for the purchase by the Company of the LXT business.

          On February 21, 2005, JMAR and LXT executed a Technology Transfer and License Agreement (License Agreement) that terminated and replaced the Original Purchase Agreement. The License Agreement provides for the transfer to JMAR of certain trademarks and rights to certain designs and data related to the BioSentry product, plus the grant of an exclusive, perpetual, worldwide license by LXT to JMAR to use certain technology covered in a pending utility patent application filed by LXT in January 2005 with the United States Patent & Trademark Office entitled “Continuous On-Line Real-Time Surveillance System”. The scope of this license is limited to the use of light scattering for detection of microorganism contamination and other particles in water. In consideration for the transfer of the rights and license of the technology described above, JMAR agreed to pay LXT a royalty equal to two percent (2%) of the gross revenue of any nature arising from the BioSentry system used for the detection of microorganisms in water regardless of the technology employed, commencing on the date JMAR receives the first dollar of BioSentry revenue (Revenue Start Date) and continuing until the seventh anniversary thereof. The royalty payments are payable on a quarterly basis within 45 days after the end of each quarter. The License Agreement also modified the outstanding $125,000 loan to provide that it will no longer be secured by the LXT assets and to provide that it shall be satisfied solely from royalty payments generated from revenues received after the third anniversary of the Revenue Start Date and shall be repaid by payment of 50% of such royalty payments until repaid in full (Amended Loan). The Amended Loan will accrue interest at the “prime rate” starting on April 2, 2005 until satisfied or discharged. In connection with the execution of the License Agreement, JMAR also entered into a Consulting Agreement for Technical and Other Services for the provision of consulting services to JMAR by LXT (Consulting Agreement). Pursuant to the Consulting Agreement, JMAR agrees to engage LXT to perform at least 1100 hours of consulting services at the rate of $110 per hour until December 31, 2005, with the provision of and payment for a minimum of 50 hours of agreed-upon services in any month. This consulting obligation supersedes and replaces the prior agreement under the Original Purchase Agreement to enter into three year employment agreements.

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

     On an ongoing basis, management evaluates its estimates and judgments, including those related to revenues, goodwill and intangible assets, beneficial conversion feature and warrant valuation, deferred taxes, and stock based compensation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Goodwill and Intangible Assets

     In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, the Company has established reporting units and applies a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. The Company compares the fair value of the business unit with the carrying amount of the assets associated with the business unit. The fair value of each business unit is determined using a risk adjusted discount rate to compute a net present value of estimated future cash flows and a consideration of market capitalization of the Company. The second step measures the amount of the impairment, if any.

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

Beneficial Conversion Feature and Warrant Valuation

          In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, the Company records a beneficial conversion feature (BCF) related to the issuance of convertible preferred stock and convertible debt that have conversion features at fixed rates that are in the money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee options for purposes of FASB Statement No. 123, except that the contractual life of the warrant is used.

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

Options and warrants issued to non-employees (other than directors) are accounted for based on the fair value of the equity instrument issued. The fair value is calculated based on the Black Scholes pricing model. The resulting value is amortized over the service period. In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) which is a revision of SFAS No. 123 and which supersedes APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted no later than January 1, 2006.

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995

          Certain statements contained in this Form 10-Q which are not related to historical results are “forward-looking” statements, including statements regarding JMAR’s future sales or profit growth, competitive position or products, projects or processes currently under development, the ability of the Company to successfully introduce new products into the commercial marketplace or to apply those products, projects or processes to alternative applications. These forward-looking statements are based on certain assumptions and are subject to certain risks and uncertainties that could cause actual future performance and results to differ materially from those stated or implied in the forward-looking statements.

          In addition to the several risks and uncertainties described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional risks and uncertainties include the following:

•	delays and unanticipated technological or engineering difficulties in the Company’s new product development efforts, which involve lengthy and capital intensive programs that are subject to many unforeseen risks, delays, problems and costs and uncertainties as to the market’s demand for such new products;

•	the risk that the performance validation tests of the BioSentry Beta units are not successfully completed due to unforeseen issues with the installation or operation of the units outside the controlled environment of JMAR’s facility;

•	the risk that competitors with greater resources enter the markets for the Company’s new products;

•	the risk that the Company will not be able to convince customers to substitute the BioSentry for existing products, such as particle detection, filtering and other water decontamination technologies;

•	the risk that our portfolio of intellectual property does not contain all of the intellectual property rights that may be required to develop, manufacture and commercialize our new products and that we may be unable to license such technologies on reasonable terms;

•	the effect of government regulations and required approvals on the BioSentry and X-ray products;

•	longer than anticipated purchase approval cycles and more extensive selling efforts in connection with the sale of the Company’s new products to utilities and other regulated customers;

•	the risk that the Company is subject to claims for product liability arising from the sale of its new products and, specifically with regard to its BioSentry system, that the Company is unable to obtain adequate product liability insurance to cover these risks at a reasonable cost, and that the Company is unable to obtain indemnification agreements from its customers to hold the Company harmless from such claims;

•	delays in securing, or inability to secure other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise, for working capital needs or for development of the Company’s new products;

•	the continued dilution to current shareholders resulting from the sale of additional equity interests to finance the Company’s product development and commercialization efforts;

•	unanticipated difficulties and costs in establishing the Company’s Vermont operations as the manufacturing center for the Company’s new products;

•	the lack of availability of critical components from third party suppliers, including laser diodes, X-ray optics (including zone plates), holographic optical elements and other optics or the inability to obtain such components at acceptable costs;

•	fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins;

•	the failure of pending patents to be issued and uncertainties as to the breadth or degree of protection of existing or future patents covering the Company’s X-ray, BioSentry and other technologies and applications; and

•	other risks detailed in the Company’s Form 8-K, filed March 30, 2005, and in other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments nor in commodities. The Company’s interest rate risk due to near-term changes in market rates or prices is not material to the Company’s earnings or cash flow.

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

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of March 31, 2005 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

          There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     The Company is not an “accelerated filer” and, therefore, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act were not applicable to the Company for the fiscal year ended December 31, 2004. However, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)(i) On February 1, 2005, the Company entered into a Securities Purchase Agreement and completed the sale of $4 million of the Company’s Common Stock and Warrants to five institutional investors (Investors). Pursuant to the Securities Purchase Agreement, the Company issued a total of 3,225,807 shares of Common Stock and Warrants to purchase 1,209,679 shares of Common Stock to the Investors. The Warrants have an exercise price of $1.73 per share and a term of five years. After expenses of the transaction and the advisor’s fee, the Company received net proceeds of approximately $3,852,000. The other material terms of these securities are described in the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report. These issuances were exempt under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

(a)(ii) Also, in February 2005, certain investors purchased a total of 53,548 shares of Common Stock and Warrants to purchase 20,081 shares of Common Stock with an exercise price of $1.73 per share for a total purchase price of $66,400. The other material terms of these securities are described in the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report. This issuance was exempt under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

(a)(iii) On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provide for the deferral of approximately $3.8 million in monthly redemption payments, the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price, and the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The other material terms of these securities are described in the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report. To the extent the Amendments are viewed as the sale of new securities, this transaction was exempt under Section 4(2) of the Securities Act of 1933.

(a)(iv)In connection with entering into a License Agreement with PointSource Technologies, LLC (PointSource) in January 2005, JMAR issued PointSource 520,000 shares of Common Stock and Warrants to purchase 333,333 shares of Common Stock, with an exercise price of $1.38 per share, and a term of 5 years. The other material terms of these securities are described in the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Report. This transaction was exempt under Section 4(2) of the Securities Act of 1933.

     Item 6. Exhibits.

Exhibit 10.1	Technology Test and Contingent Purchase Agreement for BioSentry, dated April 13, 2005, between JMAR Technologies, Inc. and Kimpen, S.A. de C.V.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

May 13, 2005	By:	/s/ Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer
and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer