Form 10-Q
period 2005-06-30
JMAR TECHNOLOGIES INC
filed 2005-08-15
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005
Commission File Number 1-10515
JMAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	68-0131180 (I.R.S. employer identification number)
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 8, 2005).
Common Stock, $.01 par value: 35,211,427 shares

INDEX

Page #
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2005 (unaudited) and December 31, 2004	2

Consolidated Statements of Operations (unaudited) — Three months and six months ended June 30, 2005 and 2004	3

Consolidated Statements of Cash Flows (unaudited) — Six months ended June 30, 2005 and 2004	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1. N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. N/A

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. N/A

Item 6. Exhibits	30

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2005 and December 31, 2004
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,810,150	$6,599,588
Accounts receivable	2,433,247	3,090,922
Inventories	327,975	335,336
Prepaid expenses and other	512,905	925,943

Total current assets	10,084,277	10,951,789
Property and equipment, net	901,248	879,012
Intangible assets, net	1,890,610	537,191
Other assets	390,248	642,174
Goodwill	4,415,932	4,415,932

TOTAL ASSETS	$17,682,315	$17,426,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,075,327	$943,027
Accrued liabilities	264,314	673,869
Accrued payroll and related costs	820,800	731,718
Billings in excess of costs incurred	361,344	861,383
Current portion of notes payable and other liabilities	145,355	145,019
Current liabilities of discontinued operations, including notes payable	166,748	416,391

Total current liabilities	2,833,888	3,771,407

Notes payable and other long-term liabilities, net of current portion	378,814	465,492
Redeemable convertible preferred stock, 885,000 shares issued and outstanding as of June 30, 2005 and 908,333 shares issued and outstanding as of December 31, 2004, net of unamortized discount of $1,515,484 and $996,059, respectively	7,334,516	8,087,274
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 885,000 shares issued and outstanding as of June 30, 2005 included in redeemable convertible preferred stock above, and 908,333 shares issued and outstanding as of December 31, 2004	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 35,207,017 shares issued and outstanding as of June 30, 2005 and 31,376,735 shares issued and outstanding as of December 31, 2004	352,070	313,767
Additional-paid in capital	76,344,975	70,087,057
Accumulated deficit	(69,561,948)	(65,298,899)

Total stockholders’ equity	7,135,097	5,101,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,682,315	$17,426,098

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2005 and 2004
and Six Months Ended June 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$2,714,680	$3,011,437	$4,582,011	$6,046,813
Costs of revenues	2,043,021	2,341,595	3,349,896	4,711,518

Gross profit	671,659	669,842	1,232,115	1,335,295

Operating expenses:
Selling, general and administrative	1,704,713	1,285,012	3,116,014	2,452,754
Research and development	595,495	139,815	1,397,477	193,912
Asset writedowns	99,218	49,576	99,218	49,576

Total operating expenses	2,399,426	1,474,403	4,612,709	2,696,242

Loss from operations	(1,727,767)	(804,561)	(3,380,594)	(1,360,947)
Interest and other income	43,815	21,677	81,106	93,508
Interest and other expense	(73,844)	(78,565)	(149,757)	(486,588)

Loss from continuing operations	(1,757,796)	(861,449)	(3,449,245)	(1,754,027)
Income from operations of discontinued operations	—	74,546	—	12,449

Net loss	(1,757,796)	(786,903)	(3,449,245)	(1,741,578)
Deemed preferred stock dividends	(432,186)	(535,098)	(813,804)	(1,704,381)

Loss applicable to common stock	$(2,189,982)	$(1,322,001)	$(4,263,049)	$(3,445,959)

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.06)	$(0.04)	$(0.12)	$(0.11)
Income per share from discontinued operations	—	—	—	—

Basic and diluted loss per share applicable to common stock	$(0.06)	$(0.04)	$(0.12)	$(0.11)

Shares used in computation of basic and diluted income (loss) per share:
Basic	35,199,784	30,885,182	34,454,218	30,286,846

Diluted	35,199,784	33,368,351	34,454,218	32,770,014

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(3,449,245)	$(1,754,027)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	314,771	676,858
Asset writedowns	99,218	49,576
Services received in exchange for common stock or warrants	55,700	4,499
Change in assets and liabilities:
Accounts receivable	657,675	(1,782,092)
Inventories	7,361	43,141
Prepaid expenses and other	495,903	106,029
Billings in excess of costs incurred	(500,039)	378,368
Accounts payable and accrued liabilities	(221,151)	(476,224)

Net cash used in continuing operations operating activities	(2,539,807)	(2,753,872)

Income from discontinued operations	—	12,449
Changes in net assets and liabilities of discontinued operations	(249,643)	(560,345)

Net cash used in discontinued operations	(249,643)	(547,896)

Net cash used in operating activities	(2,789,450)	(3,301,768)

Cash flows from investing activities:
Capital expenditures	(179,029)	(62,775)
Additions of intangible assets and other assets	(133,988)	(112,601)

Net cash used in investing activities	(313,017)	(175,376)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	—	9,065,093
Net proceeds from the issuance of common stock	3,866,168	—
Payments of notes payable and other long-term liabilities	—	(835,761)
Cash payments of preferred stock dividends	(319,806)	(127,197)
Preferred stock redemptions	(233,333)	—
Net proceeds from the exercise of options	—	157,275
Net borrowings under line of credit	—	(216,144)

Net cash provided by financing activities	3,313,029	8,043,266

Net increase in cash and cash equivalents	210,562	4,566,122
Cash and cash equivalents, beginning of period	6,599,588	4,171,179

Cash and cash equivalents, end of period	$6,810,150	$8,737,301

Cash paid for interest	$14,934	$19,657

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the six months ended June 30, 2005, the Company recorded a discount of $1,066,803 representing the difference between the fair value of the Convertible Preferred Stock immediately prior to and after the February 1, 2005 amendment (see Note 10). In addition, during the six months ended June 30, 2005, the Company recorded $1,348,266 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 (see Note 12). During the six months ended June 30, 2004, the holder of the Convertible Preferred Stock converted $3,500,000 of the preferred stock into 2,003,205 shares of common stock of the Company. The Company recorded a discount of $1,772,225 representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt transactions in 2004 (see Notes 9 and 10). In addition, during the six months ended June 30, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 9). Also, during the six months ended June 30, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 9).
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
     JMAR Technologies, Inc. is a leading innovator in the development of laser-based equipment for imaging, analysis and fabrication at the nano-scale. The Company is leveraging over a decade of laser and photonics research to develop a diverse portfolio of products with commercial applications in rapidly growing industries while continuing to carry out research and development for the U.S. Defense Advanced Research Projects Agency (DARPA) and support for the U.S. Government’s Defense Microelectronics Activity (DMEA) semiconductor fabrication facility. JMAR is targeting the nanotechnology, bioscience and semiconductor industries with its BritelightTM Laser; X-ray Light Source; Compact X-ray Microscope — for 3D visualization of single cells and polymers; and its X-ray Nano Probe — enabling interaction, analysis and materials modification at the nano-scale. JMAR also develops, manufactures and markets its BioSentryTM microorganism contamination warning system and maintains a strategic alliance for the production of the READ chemical sensor for homeland security, environmental and utility infrastructure industries.
     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature which are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. Amounts related to disclosures of December 31, 2004 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     JMAR will continue to use cash in 2005 and 2006 for 1) product research and development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. As a result of the financing activity discussed in Note 10, management believes that the Company has adequate resources to fund working capital requirements, product development and preferred stock redemptions through March 31, 2006. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements and for preferred stock redemptions (see Note 10) beyond March 31, 2006. Our philosophy on financing is to raise the necessary funds to implement our business strategy sooner rather than later. Depending on market conditions and other considerations, we may choose to take advantage of opportunities to raise funds in 2005. There can be no assurance that additional financings will be available when needed, or if available, will be done on favorable terms.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
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
     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.
     In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, we will adopt the provisions of SFAS No. 154 for our fiscal year beginning January 1, 2006 as applicable. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.
(3) Stock-Based Compensation Plans
     The Company has five stock option plans, the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The Company is also a party to non-plan option agreements with several individuals. The Company accounts for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following pro forma amounts for the three and six months ended June 30, 2005 and 2004 (unaudited):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2005	2004	2005	2004
Loss applicable to common stock:	As Reported	$(2,189,982)	$(1,322,001)	$(4,263,049)	$(3,445,959)
Stock based compensation expense		(140,802)	(175,067)	(262,934)	(342,502)

	Pro Forma	$(2,330,784)	$(1,497,068)	$(4,525,983)	$(3,788,461)

Basic and diluted loss per share:	As Reported	$(0.06)	$(0.04)	$(0.12)	$(0.11)

Stock based compensation expense		(0.01)	(0.01)	(0.01)	(0.02)

	Pro Forma	$(0.07)	$(0.05)	$(0.13)	$(0.13)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rate of approximately 4.10 percent in 2005 and 2.74 percent in 2004; expected dividend yields of 0 percent and expected lives of 6 years. The expected volatility used was 256 percent in 2005

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
and 259 percent in 2004. The volatility is based on JMAR’s historical stock prices for the past 6 years, consistent with the expected lives of the options.
     The Company was authorized to grant options to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan and 350,000 shares under the Research Division Plans (Plans). No further grants are allowed except under the 1999 Plan. In addition, 560,000 non-qualified options have been granted to three employees outside of the above plans. Except as noted in the next sentence, under all Plans the option exercise price was equal to or more than the market price of JMAR’s common stock on the date of grant for grants made during the three and six months ended June 30, 2005 and 2004, and no compensation expense was recognized. Options for a total of 7,500 shares were granted to the Company’s directors in payment of meeting fees in the six months ended June 30, 2004, which had an exercise price of $1.00 below the market price resulting in compensation expense of $7,500. Options typically have a term of ten years and vest one-third per year after date of grant. During the three and six months ended June 30, 2005 and 2004, 122,500, 492,500, 80,500 and 83,500 options, respectively, were granted pursuant to the 1999 Plan.
(4) Accounts Receivable
     At June 30, 2005 and December 31, 2004, accounts receivable consisted of the following:

	June 30, 2005	December 31, 2004
Billed	$1,359,007	$944,046
Unbilled	1,074,240	2,146,876

	$2,433,247	$3,090,922

     All unbilled receivables at June 30, 2005 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized. Included in the unbilled amount at December 31, 2004 was $1,269,000 related to the Company’s contract with DARPA. In February 2005, DARPA released $3,508,000 in funds related to the Company’s DARPA contract resulting in the billing and collection of the unbilled amount at December 31, 2004. The unbilled receivables at June 30, 2005 includes $348,171 related to withheld fees for prior contracts to be billed pending completion of a DCAA audit, and $726,069 related to the normal billing cycle.
(5) Inventories
     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2005 and December 31, 2004, inventories consisted of the following:

	June 30, 2005	December 31, 2004
Raw materials, components and sub-assemblies	$86,800	$88,684
Work-in-process	—	245,498
Finished goods and demonstration units	241,175	1,154

	$327,975	$335,336

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(6) Property and Equipment
     At June 30, 2005 and December 31, 2004, property and equipment consisted of the following:

	June 30, 2005	December 31, 2004
Equipment, machinery and software	$3,311,786	$3,156,252
Furniture and fixtures	391,501	440,990
Leasehold improvements	314,973	283,218

	4,018,260	3,880,460
Less-accumulated depreciation	(3,117,012)	(3,001,448)

	$901,248	$879,012

(7) Segment Information
     JMAR conducts its operations in three business segments: Research Division/Vermont Operations, Microelectronics Division and Sensor Products Group. The table below shows the Research Division and Vermont Operations separately in order to provide additional disclosure the Company feels is relevant.
Research Division/Vermont Operations
     Research Division (formerly JMAR Research) — Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (Britelight™) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from DARPA of the U.S. Department of Defense. The Research Division’s historic focus on X-ray lithography light source R&D and equipment development was expanded in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business expansion investigation, the Research Division is developing several soft X-ray enabled products including a Compact X-ray Microscope and a family of instruments for nanotechnology applications. JMAR believes that this instrument family will provide the ability to carry out chemical analysis, chemical vapor deposition and erosion at resolutions down to 20 nanometers.
     New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.
     Vermont Operations (formerly JSAL) — Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. As an example, the Vermont Operations is the design and manufacturing contractor for FemtoTrace, Inc. building its READ trace chemical sensors for real time detection of extremely small quantities of organics. The READ equipment has applications in environmental contamination detection and homeland security. The Vermont Operations has also introduced the VersaCAM™ for biological medical and materials research applications in 2005. VersaCAM™ is a versatile, computer-aided microscope that combines high magnification, fine optical resolution, and rapid scanning motion control. The Vermont Operations also performs funded contract research and development for DARPA.
     During the six months ended June 30, 2005 and 2004, the Research Division/Vermont Operations segment accounted for approximately 62 percent and 68 percent, respectively, of the Company’s revenues.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Microelectronics Division (formerly JMAR Semiconductor)
     This segment provides process integration and maintenance support to the Defense Microelectronics Activity’s semiconductor fabrication facility in McClellan, California. It also designs and produces application specific integrated circuits (ASICs) for military and commercial markets and is developing application specific standard products. During the six months ended June 30, 2005 and 2004, this segment accounted for approximately 38% and 32% of the Company’s revenues.
Sensor Products Group
     This segment’s first product is the BioSentryTM, a laser-based contamination warning system that provides continuous, real-time surveillance, detection and classification of waterborne microorganisms. Prospective applications include beverage bottling quality assurance, water utility operations, cruise ship water monitoring and homeland security for building water supply and water distribution systems. During the six months ended June 30, 2005 and 2004, there were no revenues from this segment.
     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2004. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three-part formula (revenues, payroll and certain assets).
     Segment information for the three and six months ended June 30, 2005 and 2004 (excluding discontinued operations) is as follows:

				Sensor
	Research	Vermont	Microelectronics	Products
	Division	Operations	Division	Group	Corporate	Total
Six Months Ended June 30, 2005:
Revenues	$1,140,332	$1,714,224	$1,727,455	$—	$—	$4,582,011
Operating loss	(984,540)	(465,277)	(652,482)	(1,179,068)	(99,227)	(3,380,594)
Asset writedowns	(99,218)	—	—	—	—	(99,218)
Depreciation & amortization	50,654	14,320	49,616	3,534	196,647	314,771
Total assets	1,665,109	4,318,915	1,746,190	2,926,827	7,025,274	17,682,315
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	9,275	50,221	3,630	12,277	103,626	179,029

Three Months Ended June 30, 2005:
Revenues	660,903	1,076,966	976,811	—	—	2,714,680
Operating loss	(538,165)	(162,410)	(306,333)	(662,538)	(58,321)	(1,727,767)
Asset writedowns	(99,218)	—	—	—	—	(99,218)
Depreciation & amortization	25,842	6,718	25,683	1,980	96,523	156,746
Capital expenditures	7,560	50,221	3,630	10,760	59,994	132,165

Six Months Ended June 30, 2004:
Revenues	2,393,380	1,697,273	1,956,160	—	—	6,046,813
Operating loss	(69,504)	(822,164)	(177,236)	(213,520)	(78,523)	(1,360,947)
Asset writedowns	(49,576)	—	—	—	—	(49,576)
Depreciation and amortization	82,300	149,134	14,342	—	431,082	676,858
Total assets	4,373,871	4,158,080	1,522,999	5,391	9,938,569	19,998,910
Goodwill	—	3,790,907	—	—	—	3,790,907
Capital expenditures	4,243	18,978	26,739	—	12,815	62,775

Three Months Ended June 30, 2004:
Revenues	1,289,573	806,539	915,325	—	—	3,011,437
Operating income (loss)	71	(432,383)	(122,174)	(213,520)	(36,555)	(804,561)
Asset writedowns	(49,576)	—	—	—	—	(49,576)
Depreciation and amortization	40,707	75,100	7,449	—	86,294	209,550
Capital expenditures	—	16,129	24,106	—	3,529	43,764

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The asset writedowns for 2005 of $99,218 includes $74,021 for license costs and $25,197 for patent costs. The asset writedowns for 2004 of $49,576 relates to patent costs.
     Sales to the United States Government totaled $1,226,675, $1,847,854, $1,856,315 and $3,498,711 for the three and six months ended June 30, 2005 and 2004, respectively. In addition, sales to General Dynamics Advanced Information Systems were $976,811, $1,727,455, $915,325 and $1,950,106 for the three and six months ended June 30, 2005 and 2004, respectively.
(8) Discontinued Operations
     In the first quarter of 2002, the Company decided to discontinue its standard semiconductor products business. Also, during the later half of 2002, the Company concluded that its precision equipment business (JPSI) did not fit with the strategic direction of the Company and that the markets for that business’ products would continue to be slow. Therefore, in December 2002, the Company decided to initiate the process of selling JPSI and, in July 2003, the Company completed the sale of that business.
     The standard semiconductor products business and JPSI have been accounted for in the accompanying consolidated financial statements as discontinued operations.
     The income from operations of discontinued operations of $74,546 and $12,449 for the three and six months ended June 30, 2004 is related to the former facility of the standard semiconductor products business. Prior to December 31, 2001, as the level of business expected from the standard semiconductor products business did not materialize, the Company decided to take action to sublease the Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve of $547,000 against the Irvine facility lease based on an appropriate discount rate and estimated sublease rental income. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility at a substantial reduction from the Company’s lease payment; however, the sub-tenant defaulted on the sublease in January 2005.
     At June 30, 2005 and December 31, 2004, net liabilities of assets discontinued consisted of the following:

	June 30,	December 31,
	2005	2004
Current Liabilities:
Facility lease accrual	$56,618	$275,221
Accounts payable and accruals	107,686	103,726
Note payable	2,444	37,444

	$166,748	$416,391

(9) Line of Credit and Notes Payable
     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). As of June 30, 2005 there was no amount outstanding under the Working Capital Line. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted, at which time the Company granted Laurus additional warrants for the purchase of 100,000 shares of its common stock. During the six months ended June 30, 2004, $827,000 of the Working Capital Line was converted into common stock at $.92 per share, or 898,913 shares, and $427,500 was converted into common stock at $2.85 per share, or 150,000 shares (see Note 10).
     In connection with the Working Capital Line, the Company issued warrants to Laurus to purchase 100,000 shares of common stock in January 2004 at an exercise price of $5.15. For the January 2004 issuance, the Company recorded a discount of $254,691 representing the intrinsic value of the beneficial conversion feature and a discount of $248,070, representing the fair value of the 100,000 warrants. The fair value of each warrant grant is estimated on the date of issuance using the Black Scholes pricing model with the following assumptions for the warrant issued in 2004: risk-free interest rate of 2.7 percent; expected dividend yield of 0 percent; expected life of 7 years; and expected volatility of 258 percent. At June 30, 2005, the unamortized discount and fees of $114,944 was included in “prepaid expenses and other” in the accompanying Consolidated Balance Sheet. In addition, there will be an additional beneficial conversion feature in the amount of $210,923 recorded as additional borrowings are made against the Working Capital Line. The discount is amortized over the remaining life of the Working Capital Line or upon conversion, resulting in $65,094 and $130,188 of interest expense for the three and six months ending June 30, 2005, respectively, and $66,098 and $390,203 for the three and six months ended June 30, 2004, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees.
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
     In addition, on February 1, 2005, the Company entered into agreements with Laurus amending the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provide for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month) for the Series E Preferred Stock are deferred until July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month) are deferred until February, 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price, subject to a volume limitation; and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The monthly redemption payments under the Series F-H Preferred Stock will recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into Common Stock.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     If not previously converted, the Series E through H Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at June 30,	Scheduled Redemptions
Description	2005	2006	2007	Total
Series E Preferred	$1,000,000	$1,000,000	$—	$1,000,000
Series F Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series G Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series H Preferred	$3,925,000	375,000	3,550,000	3,925,000

		$1,750,000	$7,100,000	$8,850,000

     In connection with all of the above financing transactions with Laurus, including related to the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,390,000 shares of common stock at prices ranging from $1.058 to $5.15. In addition, Laurus was granted the right to receive a warrant to purchase one share of common stock at $3.13 for every $20 of principal of the Working Capital Line that is converted to equity up to a total of 50,000 shares. As of August 8, 2005 all of the preferred stock, warrants and Working Capital Line held by Laurus is convertible or exercisable into approximately 5.8 million shares.
     As a result of the convertible preferred stock and warrants issued in the six months ended June 30, 2004, the Company recorded a discount representing the beneficial conversion feature and the fair value of the warrants issued of approximately $1.3 million. The beneficial conversion feature was recognized during the first quarter of fiscal year 2004 as a reduction of preferred stock and is amortized to preferred stock dividends over the earlier of the redemption period or the conversion dates.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The following table summarizes the preferred stock activity for the six months ended June 30, 2005.

	Net Balance at		Discount		Net Balance at June
Series	December 31, 2004	Amendment Fair Value	Amortization	Redemptions	30, 2005
E	$752,306	$79,390	$182,056	$83,333	$771,639
F	1,812,092	215,717	90,042	37,500	1,648,917
G	1,844,699	234,696	86,167	37,500	1,658,670
H	3,678,177	537,000	189,113	75,000	3,255,290

	$8,087,274	$1,066,803	$547,378	$233,333	$7,334,516

     The following table summarizes the preferred stock activity for the six months ended June 30, 2004.

		Financing
	Net Balance at							Net Balance
	December 31,			Fair Value of		Discount		at
Series	2003	Gross Amount	BCF	Warrants	Fees and Costs	Amortization	Conversions	June 30, 2004
C	$875,223	$—	$—	$—	$—	$624,777	$1,500,000	$—
D	1,341,927	—	—	—	—	658,073	2,000,000	—
E	—	1,500,000	381,609	218,451	59,534	165,515	—	1,005,921
F	—	2,000,000	54,250	144,282	72,062	35,119	—	1,764,525
G	—	2,000,000	—	151,571	72,062	31,060	—	1,807,427
H	—	4,000,000	—	319,301	144,125	64,365	—	3,600,939

	$2,217,150	$9,500,000	$435,859	$833,605	$347,783	$1,578,909	$3,500,000	$8,178,812

     The fair value of each warrant grant for the six months ended June 30, 2004 was estimated on the date of issuance using the Black Scholes pricing model with the following assumptions: risk-free interest rate of 2.7 percent; expected dividend yield of 0 percent; expected life of 7 years; and expected volatility of 258 percent to 262 percent. No beneficial conversion feature was recorded on the Series G and H preferred stock as the conversion price was higher than the market price of the Company’s common stock at the commitment date.
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
     During the six months ending June 30, 2004, the Company received proceeds of $157,275 for the exercise of options into 71,933 shares of common stock. During the six months ended June 30, 2005 and 2004, the Company issued 11,898 and 2,322 shares of common stock, respectively, for services. These

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
     Included in the loss applicable to common stock in the Statement of Operations for the three and six months ended June 30, 2005 and 2004 are preferred stock dividends of $432,186, $813,804, $535,098 and $1,704,381, respectively. The amounts for the three and six months ended June 30, 2005 represents $136,272 and $266,426, respectively, of preferred stock dividends paid or payable in cash and $295,914 and $547,378, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the Amendment. The amounts for the three and six months ended June 30, 2004 represents $65,471 and $125,472, respectively, of preferred stock dividends paid or payable in cash and $469,627 and $1,578,909, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.
(11) Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2005 the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of June 30, 2005 and 2004, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock of 11,719,376 and 8,119,830, respectively.
(12) Intangible Assets
     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 at June 30, 2005 and December 31, 2004 is related to the acquisition of SAL, Inc. in August, 2001. As of June 30, 2005 and December 31, 2004, the Company had the following amounts related to other intangible assets:

	June 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$931,245	$494,318	$436,927	$908,032	$489,174	$418,858
Unpatented Technology	450,000	450,000	—	450,000	450,000	—
Licenses	1,462,016	8,333	1,453,683	126,250	7,917	118,333

			$1,890,610			$537,191

     During the six months ended June 30, 2005, the Company capitalized $48,410 related to patent costs and $1,422,016 related to licenses. The Research Division/Vermont Operations accounted for $35,730 of the patent costs and the Sensor Products Group accounted for $12,680. The Sensor Products Group accounted for $1,338,266 of the license costs (see below), the Research Division/Vermont Operations accounted for $63,750 and the Microelectronics Division accounted for $20,000.
     In January 2005 the Company and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting JMAR an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. As consideration for the License Agreement, the Company issued 520,000 shares of common stock and Warrants to purchase 333,333 shares of common stock with an exercise price of $1.38 per share, and a term of 5 years. The stock and Warrants

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-Continued
(Unaudited)
were valued at $1,348,266. The stock issued to PointSource was valued based on the market price of JMAR’s stock at the time the agreement was consummated and the Warrants were valued based on the Black Scholes model using the following assumptions: risk-free interest rate of 3.63 percent based on estimated yields of 5-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 5 years; and expected volatility of 196 percent. The volatility is based on JMAR’s historical stock prices for the past five years, consistent with the expected life of the Warrants.
     Aggregate amortization expense of the intangible assets with determinable lives was $13,258, $17,789, $72,749 and $144,451 for the three and six months ended June 30, 2005 and 2004, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2005	$140,016
2006	449,520
2007	449,520
2008	431,186
2009	149,417
2010	56,050
Beyond	214,901

$1,890,610

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2.
Overview
     JMAR Technologies, Inc. is a leading innovator in the development of laser-based equipment for imaging, analysis and fabrication at the nano-scale. The Company is leveraging over a decade of laser and photonics research to develop a diverse portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Defense Advanced Research Projects Agency (DARPA) and support for the U.S. Government’s Defense Microelectronics Activity (DMEA) semiconductor fabrication facility.
     In 2004, with the future prospects of its CPL product development program uncertain and with the benefit of a substantial investment in intellectual property related to soft X-ray generation, JMAR implemented a new strategy to balance, diversify and expand its revenue base through new product development and technology acquisition. We are now complementing our progress in product development and market validation with preparation for sales, manufacturing and distribution.
     JMAR is targeting the nanotechnology, bioscience and semiconductor industries with its Britelight™ Laser; X-ray Light Source; Compact X-ray Microscope — for 3D visualization of single cells and polymers; X-ray Nano Probe — enabling interaction, analysis and materials modification at the nano-scale; and VersaCAM™ — a scanning boom optical computer aided microscope for advanced industrial, biological, and medical microscopy. JMAR also develops, manufactures and markets its BioSentry™ microorganism contamination warning system and maintains a strategic alliance for the production of the READ chemical sensor for homeland security, environmental and utility infrastructure industries.
Sources of Revenue
Contract Research and Development, Technical Support, and Production Programs
     Currently, the majority of the Company’s revenues are derived as the prime contractor or subcontractor for three government contracts. These contracts have generated intellectual property owned by the Company in areas in which the Company believes there are significant commercial applications.
     A major source of ongoing revenue is the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004 for this program and $1.3 million in letter contracts in 2005 against an expected $4.2 million contract later in 2005.
     JMAR’s $17.5 million contract, issued to JMAR’s Vermont Operations by Naval Air Warfare Center AD, supports continued X-ray lithography technology and infrastructure development. Under this contract, JMAR procures sub-100 nm feature size X-ray masks used in the development and production of high performance GaAs MMICs and to produce zone plate optics (NAVAIR Contract). Through August 8, 2005, a total of $12.4 million has been received under this contract, including $3.6 million funded in July 2005.
     The U.S. Army Research Laboratory contract sponsored by DARPA and issued to JMAR’s Research Division has facilitated development of the Company’s Collimated Plasma Lithography (CPL) system (DARPA Contract). A total of $23.7 million has been funded under this contract since 2001; including $3.5 million funded in February 2005 (the receipt of funding allows the Company to bill for costs incurred). No program funding related to the DARPA Contract is included in the United States Government’s current fiscal year budget and the Company expects no further funding under this contract.

     Through our commercial collaboration with FemtoTrace, Inc., JMAR has designed and manufactured two Alpha versions of the READ sensor, a highly sensitive chemical detection system under contract for FemtoTrace. JMAR has now received purchase orders for three Beta READ units from FemtoTrace. JMAR is also discussing the terms of an agreement to act as contract manufacturer for the production units of FemtoTrace’s READ sensor product line.
Standard Products
     JMAR’s diode pumped solid state Britelight™ laser, developed specifically to enable the efficient production of soft X-rays using laser produced plasma, is now marketed by JMAR as a standard product for advanced laser applications. Commercial Britelight units are presently operating in Korea and at the Lawrence Livermore National Laboratory. JMAR is carrying out manufacturing engineering to reduce production costs and to expand the addressable market for this high performance laser.
     JMAR’s Vermont Operations has applied its positioning, alignment and image processing skills to produce the VersaCAM™ scanning boom computer aided microscope. The first of two Beta model units has been installed in the University of Vermont for test and evaluation by researchers in the fields of medicine and materials. A sales effort is underway to create demand leading to the first VersaCAM™ production run.
     JMAR has acquired new technology and established a Sensor Products Group to develop and field an innovative sensor for continuous, on-line, realtime monitoring of drinking water for the presence of microorganisms. The BioSentry™ successfully passed proof of concept testing and we assembled a dozen Beta units for installation at test and evaluation sites for different applications in the first and second quarters of 2005. In early March 2005, we entered into a Technology Testing and Contingent Purchase Agreement with Olivenhain Municipal Water District (OMWD) which provides for the installation and testing of three Beta models of the BioSentry sensor at OMWD’s water treatment plant in San Diego County. If the BioSentry Beta units satisfy certain test criteria during an agreed upon test period, including approval by the state regulator, OMWD has agreed to purchase three production units. We installed the first Beta test units at OMWD shortly before the end of the first quarter of 2005. In addition, in April 2005, we entered into a contract with Mexico’s leading beverage development and manufacturing company (Kimpen S.A. de C.V. (Kimpen)) to install a Beta model of the BioSentry™ at Kimpen’s laboratory facility. After successful completion of initial testing, Kimpen has agreed to purchase two BioSentry™ production systems for installation in beverage production facilities. Following successful operational testing, Kimpen will purchase 15 additional production units for installation at each of its bottling plants. Also, in May 2005, a leading North American cruise ship operator requested installation of the BioSentry™ on a cruise ship. Installation and Beta testing started in June. We plan to begin delivery of production BioSentry™ units before the end of 2005 into several highly receptive markets including the drinking water, beverage, cruise ship, and homeland security segments.
New Products Under Development
     JMAR has identified commercial opportunities for instruments enabled by the laser and soft X-ray generator technology developed by the Company over the past decade in pursuit of CPL. Compact X-ray Microscope and X-ray Nano Probe products are under development and targeted at large addressable markets. JMAR will continue to pursue government funding in areas that support its needs and creates valuable technology to support JMAR’s soft X-ray based new product development efforts.
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

Results of Operations
     Revenues. Total revenues for the three months ended June 30, 2005 and 2004 were $2,714,680 and $3,011,437, respectively. Total revenues for the six months ended June 30, 2005 and 2004 were $4,582,011 and $6,046,813, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues by segment for the three and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Research Division/Vermont Operations	$1,737,869	$2,096,112	$2,854,556	$4,090,653
Microelectronics Division	976,811	915,325	1,727,455	1,956,160
Sensor Products Group	—	—	—	—

	$2,714,680	$3,011,437	$4,582,011	$6,046,813

     The decrease in revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 was primarily attributable to a decrease of $861,270 in revenues of the Research Division/Vermont Operations related to the DARPA Contract. Offsetting this decline was an increase of $294,232 in revenues of the NAVAIR Contract and the sale of a Britelight system for $232,600. The decrease in revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 was primarily attributable to a decrease of $2,253,150 in revenues related to the DARPA Contract, a decrease of $228,705 in contract revenues at the Microelectronics Division related to lower material and consumable costs, and a decrease of $110,517 in revenues for the READ Contract. Offsetting these declines were an increase of $700,615 in revenues of the NAVAIR Contract and sales of $582,600 for two Britelight systems. The lower revenues for the DARPA Contract in 2005 is related to the fact that no additional program funding related to the DARPA Contract was included in the U.S. Government fiscal year 2005 budget and no further funding under this contract is expected beyond the funds received in February 2005. The NAVAIR Contract revenues are higher in 2005 due to funding received later in 2004. The Company will continue to experience flat or lower revenues for 2005 compared to 2004 until sales from our new products are realized.
     Losses. The net loss for the three months ended June 30, 2005 and 2004 was $(1,757,796) and $(786,903), respectively. The loss from continuing operations for those same periods was $(1,757,796) and $(861,449), respectively, while the loss from operations for those same periods was $(1,727,767) and $(804,561), respectively. The net loss for the six months ended June 30, 2005 and 2004 was $(3,449,245) and $(1,741,578), respectively. The loss from continuing operations for those same periods was $(3,449,245) and $(1,754,027), respectively, while the loss from operations for those same periods was $(3,380,594) and $(1,360,947), respectively.
     Included in the net loss for the three and six months ended June 30, 2005 are costs associated with product development (see further discussion below) of $595,495 and $1,397,477, respectively, a non-cash interest charge of $65,094 and $130,188, respectively (see “Interest and Other Expenses” below) and asset writedowns of $99,218. Included in the net loss for the three and six months ended June 30, 2004 are costs associated with product development of $139,815 and $193,912, respectively, a non-cash interest charge of $66,098 and $390,203, respectively, asset writedowns of $49,576 and a gain from discontinued operations of $74,546 and $12,449, respectively.
     Gross Margins. Gross margins for the six months ended June 30, 2005 and 2004 were 26.9% and 22.1%, respectively. Gross margins for the three months ended June 30, 2005 and 2004 were 24.7% and 22.2%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary increase in the gross margin for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is due to the commercial sale in 2005 of a Britelight system by the Research Division in the first quarter and a contract reserve of approximately $271,000 for the six months ended June 30, 2004 related to reserves on a contract at the Vermont Operations and higher margins on the NAVAIR Contract in 2005. The primary increase in the gross margin for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 is due to a contract reserve of approximately $100,000 for the three months ended June 30, 2004 related to reserves on the contract at the Vermont Operations and higher margins on the NAVAIR Contract in 2005. Negatively impacting the gross margin for the three months in 2005 compared to 2004 were lower margins because of fixed cost absorption at the Research Division due to the lower revenues. The majority of the Company’s revenues for 2005 will be derived from contracts, so gross margins are expected to continue at similar levels as in 2004. The Company is investing in new product development activities that it believes will lead to higher margin products in the future.
     Selling, General and Administrative (SG&A). SG&A expenses for the six months ended June 30, 2005 and 2004 were $3,116,014 and $2,452,754, respectively. SG&A expenses for the three months ended June 30, 2005 and 2004 were $1,704,713 and $1,285,012, respectively. The increase in SG&A expenses for the three and six months ended June 30, 2005 compared to 2004 was primarily attributable to higher SG&A costs of the Sensor Products Group formed in the quarter ended June 30, 2004 of approximately $349,000 and $638,000, respectively, higher outside accounting fees of approximately $38,000 and $62,000, respectively, and higher legal costs of approximately $56,000 and $52,000, respectively. These increases were offset in part by lower intangible amortization at the Vermont Operations of approximately $67,000 and $135,000, respectively.
     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $901,447 and $1,394,040 for the three months ended June 30, 2005 and 2004, respectively, and $1,351,528 and $2,724,722 for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in customer-funded RD&E expenditures for the three and six months ended June 30, 2005 consists of a decrease of $559,166 and $1,516,023, respectively, related to the DARPA Contract and decreases in two contracts completed in 2004 at the Vermont Operations of $275,140 and $494,843, respectively. These decreases were offset in part by an increase in 2005 of $357,926 and $653,885, respectively, related to the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $595,495 and $139,815 for the three months ended June 30, 2005 and 2004, respectively, and $1,397,477 and $193,912 for the six months ended June 30, 2005 and 2004, respectively. The increase in 2005 is primarily due to product development started later in 2004 for our XRM, XNP, BioSentry and VersaCAM (formerly OASIS) new products.
     Total RD&E expenditures were $1,496,942 and $1,533,855 for the second quarter of 2005 and 2004, respectively, and $2,749,005 and $2,918,634 for the six-month periods in 2005 and 2004, respectively. Total RD&E expenditures as a percentage of revenues were 55.1% and 50.9% for the three months ended June 30, 2005 and 2004, respectively, and 60.0% and 48.3% for the six months ended June 30, 2005 and 2004, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues.
     During 2004 and 2005, JMAR has been implementing its strategy to balance, diversify and expand its revenue base through new product development and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company started product development on the BioSentry product line; during the third quarter of 2004, the Company initiated the product development of the X-ray Microscope and X-ray Nano Probe product lines; and during the third quarter of 2004, the Company initiated the product development of the VersaCAM product line. Accordingly, the Company expects company-funded RD&E to increase significantly for 2005 compared to early 2004.
     Discontinued Operations. The income from operations of discontinued operations of $74,546 and $12,449 for the three and six months ended June 30, 2004, respectively, is related to the standard semiconductor products business, primarily associated with the lease of the Irvine facility. Prior to December 31, 2001, as the level of business expected from its standard semiconductor products business did not materialize, the Company decided to take action to sublease its Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. Subsequently, this business was discontinued. The lease provides for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility, however, the sub-tenant defaulted on the sublease in January 2005 and the facility is currently unoccupied.
     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2005 and 2004 was $73,844 and $78,565, respectively, and for the six months ended June 30, 2005 and 2004 was $149,757 and $486,588, respectively. Interest and other expense is lower for the six months in 2005 versus 2004 primarily due to conversions of the Company’s Working Capital Line into common stock in the first quarter of 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line. Included in interest expense for the three and six months ended June 30, 2005 and the three and six months ended June 30, 2004 is $65,094, $130,188, $66,098 and $390,203, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
     Preferred Stock Dividends. Included in the loss applicable to common stock in the Statement of Operations for the three and six months ended June 30, 2005 and 2004 are preferred stock dividends of $432,186, $813,804, $535,098 and $1,704,381, respectively. Preferred stock dividends are lower for 2005 versus 2004 due to conversions of preferred stock into common stock in 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the preferred stock. The preferred stock dividend amounts for the three and six months ended June 30, 2005 consist of $136,272 and $266,426, respectively, of preferred stock dividends paid or payable in cash and $295,914 and $547,378, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The preferred stock dividend amounts for the three and six months ended June 30, 2004 consist of $65,471 and $125,472, respectively, of preferred stock dividends paid or payable in cash and $469,627 and $1,578,909, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of the warrants issued in connection with the preferred stock.
Consolidated Liquidity and Financial Condition
     General. Cash and cash equivalents at June 30, 2005 was $6,810,150. In 2005 and 2004, we have funded our operations primarily from the sale of preferred and common stock. The increase in cash and cash equivalents during the six months ended June 30, 2005 of $210,562 resulted primarily from net proceeds from the issuance of common stock of $3,866,168, offset in part by preferred stock redemptions of $233,333, cash used in continuing operations of $2,539,807 (primarily related to operating losses and a reduction in liabilities offset in part by a reduction in accounts receivable), payment of preferred stock dividends of $319,806, cash used in discontinued operations of $249,643 and capital expenditures of $179,029.
     JMAR’s operations will continue to use cash in 2005 and 2006 for 1) product research and development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. As a result of the financing activity discussed below, management believes that the Company has adequate resources to fund working capital requirements and product development through March 31, 2006. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements and preferred stock redemptions beyond March 31, 2006. Our philosophy on financing is to raise the necessary funds to implement our business strategy sooner rather than later. Depending on market conditions and other considerations, we may choose to take advantage of opportunities to raise funds in 2005. There can be no assurance that additional financing will be available when needed, or if available, will be done on favorable terms. Working capital as of June 30, 2005 and December 31, 2004 was $7,250,389 and $7,180,382, respectively. The increase in working capital is primarily due to gross proceeds from the issuance of common stock of approximately $4.1 million offset in part by the Company’s losses, preferred stock redemptions and payment of preferred stock dividends.
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
     Issuances of Preferred Stock. In 2004, the Company sold the following series of Preferred Stock to Laurus for cash:

				Conversion
Issuance Date	Series	Amount	Dividend	Price
January, 2004	E	$1,500,000	8%	$2.85	(1)
February, 2004	F	$2,000,000	Prime (2)	$3.11	(1)
February, 2004	G	$2,000,000	Prime (2)	$3.28	(1)
February, 2004	H	$4,000,000	Prime (2)	$3.47	(1)

(1)	Reduced to $2.00 pursuant to February 1, 2005 agreement (see below)

(2)	Prime rate at June 30, 2005 was 6.25 percent
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
     On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provide for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month) for the Series E Preferred Stock are deferred until July 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month) are deferred until February 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price; and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The monthly redemption payments under the Series F-H Preferred Stock will recommence in August 2006 until January 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into Common Stock.
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
     The shares of common stock issuable to Laurus under all of the preferred stock and warrants described above have been included in registration statements declared effective by the Securities and Exchange Commission or may be sold pursuant to Rule 144.
     Working Capital Line. In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus. As of June 30, 2005, there was no amount outstanding under the Working Capital Line. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted.
     The interest rate on the Working Capital Line is equal to the prime rate (6.25% at June 30, 2005) plus 0.75 percent, subject to a floor of 5.00 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations. The Company’s quick ratio was 3.47 at June 30, 2005. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $1.8 million at June 30, 2005, all of which was unused at June 30, 2005.
     Cash Used in Continuing Operations. Cash used in continuing operations was $2,539,807 for the six months ended June 30, 2005 compared to $2,753,872 for the six months ended June 30, 2004. The loss from continuing operations net of non-cash items (depreciation, amortization, debt discount, asset writedowns and services received in exchange for common stock or warrants) was $2,979,556 and $1,023,094 for the six months ended June 30, 2005 and 2004, respectively. The higher use of cash related to the loss from continuing operations net of non-cash items in 2005 is primarily due to higher product development costs in 2005 compared to 2004 of $1,203,565, higher SG&A costs of $663,260 and lower revenues resulting in a lower gross profit in 2005 compared to 2004 of $103,180. The Company will continue to experience flat or lower revenues for 2005 compared to 2004 until sales from our new products are realized. In addition, product development expenditures are expected to increase significantly for 2005 compared to early 2004. Accounts receivable increased by $1,782,092 in the six months ended June 30, 2004 primarily related to funding delays on the DARPA Contract.
     Cash Used in Discontinued Operations. For the six months ended June 30, 2005, cash used in discontinued operations was $249,643 compared to $547,896 for the six months ended June 30, 2004. Cash used in 2005 primarily related to payments related to the Irvine facility. Cash used in 2004 included a non-cash gain of $12,449, payments related to the Irvine facility of $213,318, payment of $137,500 to a creditor of the discontinued standard chip business, payments related to JPSI’s facility of $115,974 and other payments of $93,553. The Company expects cash required for discontinued operations to continue to decline in 2005 compared to 2004 to approximately $73,000 for the remainder of 2005, primarily related to the payment of the remaining lease payments for the Irvine facility.
     Cash Used in Investing Activities. For the six months ended June 30, 2005, cash used in investing activities, primarily capital expenditures and patent costs, was $313,017 compared to $175,376 for the six months ended June 30, 2004. The Company expects an increase in capital expenditures later in 2005 primarily related to the ramp-up of manufacturing at the Vermont Operations and consolidation and expansion of its three San Diego facilities into one location.
     Cash Provided by Financing Activities. For the six months ended June 30, 2005, cash provided by financing activities was $3,313,029 compared to $8,043,266 for the six months ended June 30, 2004. Net proceeds from the sale of common stock were $3,866,168 in 2005. Net proceeds from the sale of preferred stock were $9,065,093 in 2004. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Cash paid for preferred stock dividends in 2005 and 2004 were $319,806 and $127,197, respectively. In 2004, the Company made note payments of $835,761 related to the SAL Notes (see Note 9 to Financial Statements).
     Stockholders’ Equity. The Company’s stockholders’ equity was $7,135,097 as of June 30, 2005. In May, 2003, the Company transferred to the Nasdaq SmallCap Market, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards.
Commitments
     Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of June 30, 2005 are as follows (2005 is for six months) (unaudited):

	2005	2006	2007	2008	2009	Thereafter	Total
Leases	$398,571	$452,603	$342,935	$354,537	$359,277	$1,085,222	$2,993,145
Deferred compensation	105,586	267,175	275,297	185,955	56,003	—	890,016

	$504,157	$719,778	$618,232	$540,492	$415,280	$1,085,222	$3,883,161

     The leases are primarily for office facilities. The deferred compensation is presented at the total amount to be paid, whereas the liability has been discounted for financial reporting purposes. Several of the Company’s San Diego County facility leases are expiring through April 30, 2006 and the Company has entered into a seven-year lease in connection with the consolidation of its San Diego County operations into a single facility.
Preferred Stock Redemption Obligations
     Excluded from the above table are redemption obligations under Series E, F, G and H Preferred Stock, as amended on February 1, 2005. Also excluded from the above table is the Company’s $3 million Working Capital Line, as to which no amounts were outstanding at June 30, 2005. If not previously converted, the Series E through H Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at June 30,	Scheduled Redemptions
Description	2005	2006	2007	Total
Series E Preferred	$1,000,000	$1,000,000	$—	$1,000,000
Series F Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series G Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series H Preferred	$3,925,000	375,000	3,550,000	3,925,000

		$1,750,000	$7,100,000	$8,850,000

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
     On February 21, 2005, JMAR and LXT executed a Technology Transfer and License Agreement (License Agreement) that terminated and replaced the Original Purchase Agreement. The License Agreement provides for the transfer to JMAR of certain trademarks and rights to certain designs and data related to the BioSentry product, plus the grant of an exclusive, perpetual, worldwide license by LXT to JMAR to use certain technology covered in a pending utility patent application filed by LXT in January 2005 with the United States Patent & Trademark Office entitled “Continuous On-Line Real-Time

Surveillance System”. The scope of this license is limited to the use of light scattering for detection of microorganism contamination and other particles in water. In consideration for the transfer of the rights and license of the technology described above, JMAR agreed to pay LXT a royalty equal to two percent (2%) of the gross revenue of any nature arising from the BioSentry system used for the detection of microorganisms in water regardless of the technology employed, commencing on the date JMAR receives the first dollar of BioSentry revenue (Revenue Start Date) and continuing until the seventh anniversary thereof. The royalty payments are payable on a quarterly basis within 45 days after the end of each quarter. The License Agreement also modified the outstanding $125,000 loan to provide that it will no longer be secured by the LXT assets and to provide that it shall be satisfied solely from royalty payments generated from revenues received after the third anniversary of the Revenue Start Date and shall be repaid by payment of 50% of such royalty payments until repaid in full (Amended Loan). The Amended Loan accrues interest at the “prime rate” until satisfied or discharged. In connection with the execution of the License Agreement, JMAR also entered into a Consulting Agreement for Technical and Other Services for the provision of consulting services to JMAR by LXT (Consulting Agreement). Pursuant to the Consulting Agreement, JMAR agrees to engage LXT to perform at least 1100 hours of consulting services at the rate of $110 per hour until December 31, 2005, with the provision of and payment for a minimum of 50 hours of agreed-upon services in any month. This consulting obligation supersedes and replaces the prior agreement under the Original Purchase Agreement to enter into three-year employment agreements.
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
     In addition to the several risks and uncertainties described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional risks and uncertainties include the following:
•	delays and unanticipated technological or engineering difficulties in the Company’s new product development efforts, which involve lengthy and capital intensive programs that are subject to many unforeseen risks, delays, problems and costs and uncertainties as to the market’s demand for such new products;

•	the risk that the performance validation tests of the BioSentry Beta units are not successfully completed due to unforeseen issues with the installation or operation of the units outside the controlled environment of JMAR’s facility;

•	the risk that competitors with greater resources enter the markets for the Company’s new products;

•	the risk that the Company will not be able to convince customers to substitute the BioSentry for existing products, such as particle detection, filtering and other water decontamination technologies;

•	the risk that our portfolio of intellectual property does not contain all of the intellectual property rights that may be required to develop, manufacture and commercialize our new products and that we may be unable to license such technologies on reasonable terms;

•	the effect of government regulations and required approvals on the BioSentry and X-ray products;

•	longer than anticipated purchase approval cycles and more extensive selling efforts in connection with the sale of the Company’s new products to utilities and other regulated customers;

•	the risk that the Company is subject to claims for product liability arising from the sale of its new products and, specifically with regard to its BioSentry system, that the Company is unable to obtain adequate product liability insurance to cover these risks at a reasonable cost, and that the Company is unable to obtain indemnification agreements from its customers to hold the Company harmless from such claims;

•	delays in securing, or inability to secure other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise, for working capital needs, preferred stock redemptions or for development of the Company’s new products;

•	the continued dilution to current shareholders resulting from the sale of additional equity interests to finance the Company’s product development and commercialization efforts;

•	unanticipated difficulties and costs in establishing the Company’s Vermont operations as the manufacturing center for the Company’s new products;

•	the lack of availability of critical components from third party suppliers, including laser diodes, X-ray optics (including zone plates), holographic optical elements and other optics or the inability to obtain such components at acceptable costs;

•	fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins;

•	the failure of pending patents to be issued and uncertainties as to the breadth or degree of protection of existing or future patents covering the Company’s X-ray, BioSentry and other technologies and applications; and

•	other risks detailed in the Company’s Form 8-K, filed March 30, 2005, and in other filings with the Securities and Exchange Commission.
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
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of June 30, 2005 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company is not an “accelerated filer” and, therefore, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not be applicable to the Company until the fiscal year ended December 31, 2006. However, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2005. These shares were delivered to us by two directors as payment for the exercise price of stock options granted under our 1999 Stock Option Plan.

			Total Number of Shares	Approximate Dollar Value
			Purchased as Part of	of Shares that may yet
	Total Number of	Average Price	Publicly Announced	be Purchased Under
Period	Shares Purchased	Paid per Share	Plans or Programs	the Plans or Programs
04/01/2005 - 04/30/2005	12,699	$1.41	—	$—
	2,128	$1.21	—	$—
05/01/2005 - 05/31/2005	—	$—	—	$—
06/01/2005 - 06/30/2005	—	$—	—	$—

Total	14,827	$1.38	—	$—

Item 4. Submission of Matters to a Vote of Security Holders.
At the Company’s Annual Meeting of Shareholders held on June 24, 2005, the following matters were voted on:
(a)	The following directors were elected: C. Neil Beer (28,322,957 affirmative votes and 1,202,638 votes withheld); Vernon H. Blackman (28,314,057 affirmative votes and 1,211,538 votes withheld); Charles A. Dickinson (28,324,101 affirmative votes and 1,201,494 votes withheld); J. Paul Gilman (29,227,748 affirmative votes and 297,847 votes withheld); Edward P. O’Sullivan II (28,339,891 affirmative votes and 1,185,704 votes withheld); Barry Ressler (28,316,765 affirmative votes and 1,208,830 votes withheld); and Ronald A. Walrod (28,316,059 affirmative votes and 1,209,536 votes withheld).

(b)	The proposal to ratify the selection of Grant Thornton, LLP as the Company’s independent auditor for the fiscal year ending December 31, 2005 was approved with 29,277,190 affirmative votes, 122,698 negative votes and 125,705 abstaining votes.
Item 6. Exhibits.

Exhibit 10.1	Amendment of Solicitation/Modification of contract, dated June 28, 2005, between Naval Air Warfare Center AD and JMAR Technologies, Inc. Systems Division.

Exhibit 10.2	Purchase Orders, dated June 28, 2005 and July 27, 2005, between FemtoTrace, Inc. and JMAR Technologies, Inc.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

August 12, 2005	By:	/s/ Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer
and Authorized Officer
	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer