Form 10-Q
period 2005-09-30
JMAR TECHNOLOGIES INC
filed 2005-11-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2005
Commission File Number 1-10515
JMAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0131180

(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)
5800 Armada Drive
Carlsbad, CA 92008
(760) 602-3292

(Address, including zip code and telephone number including
area code of registrant’s principal executive office)
Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 7, 2005).
Common Stock, $.01 par value: 35,230,437 shares

INDEX

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2005 (unaudited) and December 31, 2004	2

	Consolidated Statements of Operations (unaudited) – Three months and nine months ended September 30, 2005 and 2004	3

	Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	N/A

Item 2.	N/A

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits	31
EXHIBIT 4.1
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2005 and December 31, 2004
(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,775,105	$6,599,588
Accounts receivable	2,302,531	3,090,922
Inventories	357,721	335,336
Prepaid expenses and other	637,529	925,943

Total current assets	8,072,886	10,951,789
Property and equipment, net	975,046	879,012
Intangible assets, net	1,874,708	537,191
Other assets	430,895	642,174
Goodwill	4,415,932	4,415,932

TOTAL ASSETS	$15,769,467	$17,426,098

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,142,752	$943,027
Accrued liabilities	358,146	673,869
Accrued payroll and related costs	771,527	731,718
Billings in excess of costs incurred	682,225	861,383
Current portion of notes payable and other liabilities	116,124	145,019
Current liabilities of discontinued operations, including notes payable	64,098	416,391

Total current liabilities	3,134,872	3,771,407

Notes payable and other long-term liabilities, net of current portion	402,072	465,492
Redeemable convertible preferred stock, 885,000 shares issued and outstanding as of September 30, 2005 and 908,333 shares issued and outstanding as of December 31, 2004, net of unamortized discount of $1,219,570 and $996,059, respectively	7,630,430	8,087,274
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 885,000 shares issued and outstanding as of September 30, 2005 included in redeemable convertible preferred stock above, and 908,333 shares issued and outstanding as of December 31, 2004	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 35,211,427 shares issued and outstanding as of September 30, 2005 and 31,376,735 shares issued and outstanding as of December 31, 2004	352,114	313,767
Additional-paid in capital	76,392,189	70,087,057
Accumulated deficit	(72,142,210)	(65,298,899)

Total stockholders’ equity	4,602,093	5,101,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,769,467	$17,426,098

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2005 and 2004
and Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues	$2,333,832	$2,257,737	$6,915,843	$8,304,550
Costs of revenues	1,633,201	2,042,918	4,983,097	6,754,436

Gross profit	700,631	214,819	1,932,746	1,550,114

Operating expenses:
Selling, general and administrative	1,859,853	1,250,882	4,975,867	3,703,636
Research and development	986,704	514,790	2,384,181	708,702
Asset writedowns	—	35,737	99,218	85,313

Total operating expenses	2,846,557	1,801,409	7,459,266	4,497,651

Loss from operations	(2,145,926)	(1,586,590)	(5,526,520)	(2,947,537)
Interest and other income	70,209	17,922	151,315	111,430
Interest and other expense	(60,595)	(74,641)	(210,352)	(561,229)

Loss from continuing operations	(2,136,312)	(1,643,309)	(5,585,557)	(3,397,336)
Loss from operations of discontinued operations	—	(52,549)	—	(40,100)

Net loss	(2,136,312)	(1,695,858)	(5,585,557)	(3,437,436)
Deemed preferred stock dividends	(443,951)	(233,958)	(1,257,755)	(1,938,339)

Loss applicable to common stock	$(2,580,263)	$(1,929,816)	$(6,843,312)	$(5,375,775)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.07)	$(0.06)	$(0.20)	$(0.17)
Loss per share from discontinued operations	—	—	—	—

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.06)	$(0.20)	$(0.17)

Shares used in computation of basic and diluted loss per share	35,209,761	31,088,814	34,734,438	32,010,917

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005	2004
Cash flows from operating activities:
Loss from continuing operations	$(5,585,557)	$(3,397,336)
Adjustments to reconcile loss from continuing operations to net cash used in continuing operations:
Depreciation, amortization and debt discount	481,937	848,934
Asset writedowns	99,218	85,313
Services received in exchange for common stock or warrants	77,074	8,999
Change in assets and liabilities:
Accounts receivable	788,391	(1,437,705)
Inventories	(22,385)	111,431
Prepaid expenses and other	313,716	(19,784)
Billings in excess of costs incurred	(179,158)	143,131
Accounts payable and accrued liabilities	(70,686)	(195,227)

Net cash used in continuing operations operating activities	(4,097,450)	(3,852,244)

Loss from discontinued operations	—	(40,100)
Changes in net assets and liabilities of discontinued operations	(352,293)	(635,435)

Net cash used in discontinued operations	(352,293)	(675,535)

Net cash used in operating activities	(4,449,743)	(4,527,779)

Cash flows from investing activities:
Capital expenditures	(347,504)	(315,256)
Additions of intangible assets and other assets	(127,534)	(159,228)

Net cash used in investing activities	(475,038)	(474,484)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	—	9,057,914
Net proceeds from the issuance of common stock	3,845,924	—
Payments of notes payable and other long-term liabilities	—	(958,647)
Cash payments of preferred stock dividends	(512,293)	(196,865)
Preferred stock redemptions	(233,333)	(166,667)
Net proceeds from the exercise of options	—	157,275

Net cash provided by financing activities	3,100,298	7,893,010

Net increase (decrease) in cash and cash equivalents	(1,824,483)	2,890,747
Cash and cash equivalents, beginning of period	6,599,588	4,171,179

Cash and cash equivalents, end of period	$4,775,105	$7,061,926

Cash paid for interest	$26,057	$18,436

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the nine months ended September 30, 2005, the Company recorded a discount of $1,066,803 representing the difference between the fair value of the Convertible Preferred Stock immediately prior to and after the February 1, 2005 amendment (see Note 10). In addition, during the nine months ended September 30, 2005, the Company recorded $1,348,266 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 (see Note 12). During the nine months ended September 30, 2004, the holder of the Convertible Preferred Stock converted $3,500,000 of the preferred stock into 2,003,205 shares of common stock of the Company. The Company recorded a discount of $1,772,225 representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt transactions in 2004 (see Notes 9 and 10). In addition, during the nine months ended September 30, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 9). Also, during the nine months ended September 30, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 9). During the nine months ended September 30, 2004, the Company issued 475,666 shares of common stock to the former shareholders and creditors of SAL, Inc. in full satisfaction of outstanding earn-outs relating to the acquisition of SAL, Inc. (see Note 10).
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
     The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. Amounts related to disclosures of December 31, 2004 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.
     JMAR will continue to use cash in 2005 and 2006 for 1) product research and development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. Management believes that the Company has adequate resources to fund working capital requirements, product development and preferred stock redemptions through March 31, 2006. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements and for preferred stock redemptions (see Note 10) beyond March 31, 2006. Our philosophy on financing is to raise the necessary funds to implement our business strategy sooner rather than later. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2005. There can be no assurance that additional financings will be available when needed, or if available, will be done on favorable terms.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amount of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of Statement 151 will have a significant effect on its financial statements.
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
     In October 2005, the FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)”, which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist at the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period from the date of approval. This guidance shall be applied upon initial adoption of SFAS No. 123R. The Company does not expect adoption to have a significant impact on its financial statements.
     In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company does not expect adoption to have a significant impact on its financial statements.
(3) Stock Option Plans
     The Company has five stock option plans, the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The Company is also a party to non-plan option agreements with several individuals. The Company accounts for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following pro forma amounts for the three and nine months ended September 30, 2005 and 2004 (unaudited):

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2005	2004	2005	2004
Loss applicable to common stock:	As Reported	$(2,580,263)	$(1,929,816)	$(6,843,312)	$(5,375,775)
Stock based compensation expense		(187,884)	(212,580)	(450,819)	(559,739)

	Pro Forma	$(2,768,147)	$(2,142,396)	$(7,294,131)	$(5,935,514)

Basic and diluted loss per share:	As Reported	$(0.07)	$(0.06)	$(0.20)	$(0.17)

Stock based compensation expense		(0.01)	(0.01)	(0.01)	(0.02)

	Pro Forma	$(0.08)	$(0.07)	$(0.21)	$(0.19)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rate of approximately 4.07 percent in 2005 and 3.41 percent in 2004; expected dividend yields of 0 percent and expected lives of 6 years. The expected volatility used was 256 percent in 2005 and 259 percent in 2004. The volatility is based on JMAR’s historical stock prices for the past 6 years, consistent with the expected lives of the options.
     The Company was authorized to grant options to its employees (including directors) and consultants for up to 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan and 350,000 shares under the Research Division Plans (Plans). No further grants are allowed except under the 1999 Plan. In addition, 560,000 non-qualified options have been granted to three employees outside of the above plans. Except as noted in the next sentence, under all Plans the option exercise price was equal to or more than the market price of JMAR’s common stock on the date of grant for grants made during the three and nine months ended September 30, 2005 and 2004, and no compensation expense was recognized. Options for a total of 7,500 shares were granted to the Company’s directors in payment of meeting fees in the nine months ended September 30, 2004, which had an exercise price of $1.00 below the market price resulting in compensation expense of $7,500. Options typically have a term of ten years and vest one-third per year after date of grant. During the three and nine months ended September 30, 2005 and 2004, 50,000, 542,500, 10,000 and 93,500 options, respectively, were granted pursuant to the 1999 Plan.
(4) Accounts Receivable
     At September 30, 2005 and December 31, 2004, accounts receivable consisted of the following:

	September 30, 2005	December 31, 2004
Billed	$1,847,411	$944,046
Unbilled	455,120	2,146,876

	$2,302,531	$3,090,922

     All unbilled receivables at September 30, 2005 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency and are recorded at the amounts expected to be realized. Included in the unbilled amount at December 31, 2004 was $1,269,000 related to the Company’s contract with DARPA. In February 2005, DARPA released $3,508,000 in funds related to the Company’s DARPA contract resulting in the billing and collection of the unbilled amount at December 31, 2004. The unbilled receivables at September 30, 2005 are related to the normal billing cycle. Included in accounts receivable at September 30, 2005 is approximately $610,000 from FemtoTrace, Inc. related to the READ program (see Note 7).

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5) Inventories
     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2005 and December 31, 2004, inventories consisted of the following:

	September 30, 2005	December 31, 2004
Raw materials, components and sub-assemblies	$132,427	$88,684
Work-in-process	—	245,498
Finished goods and demonstration units	225,294	1,154

	$357,721	$335,336

(6) Property and Equipment
     At September 30, 2005 and December 31, 2004, property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Equipment, machinery and software	$3,418,236	$3,156,252
Furniture and fixtures	391,501	440,990
Leasehold improvements	376,998	283,218

	4,186,735	3,880,460
Less-accumulated depreciation	(3,211,689)	(3,001,448)

	$975,046	$879,012

(7) Segment Information
     JMAR conducts its operations in three business segments: Research Division/Vermont Operations, Microelectronics Division and Sensor Products Group. The table below shows the Research Division and Vermont Operations separately in order to provide additional disclosure the Company feels is relevant.
Research Division/Vermont Operations
     Research Division (formerly JMAR Research) – Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (BriteLight™) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from DARPA of the U.S. Department of Defense. The Research Division’s historic focus on X-ray lithography light source R&D and equipment development was expanded in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business expansion investigation, the Research Division is developing several soft X-ray enabled products including a Compact X-ray Microscope and a family of instruments for nanotechnology applications. JMAR believes that this instrument family will provide the ability to carry out chemical analysis, chemical vapor deposition and erosion at resolutions down to 20 nanometers.
     New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.
     Vermont Operations (formerly JSAL) – Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. As an example, the Vermont Operations is the design and manufacturing contractor for FemtoTrace, Inc. building its READ trace chemical sensors for real time detection of extremely small quantities of organics. The READ equipment has applications in environmental contamination detection and homeland security. The Vermont Operations has also introduced the VersaCAM™ for biological, medical and materials research applications in 2005. VersaCAM™ is a versatile, computer-aided microscope that combines high magnification, fine optical resolution, and rapid scanning motion control. The Vermont Operations also performs funded contract research and development for DARPA.
     During the nine months ended September 30, 2005 and 2004, the Research Division/Vermont Operations segment accounted for approximately 63 percent and 67 percent, respectively, of the Company’s revenues.
Microelectronics Division (formerly JMAR Semiconductor)
     This segment provides process integration and maintenance support to the Defense Microelectronics Activity’s semiconductor fabrication facility in McClellan, California. It also designs and produces application specific integrated circuits (ASICs) for military and commercial markets and is developing application specific standard products. During the nine months ended September 30, 2005 and 2004, this segment accounted for approximately 37 percent and 33 percent of the Company’s revenues.
Sensor Products Group
     This segment’s first product is the BioSentryTM, a laser-based contamination warning system that provides continuous, real-time surveillance, detection and classification of waterborne microorganisms. Prospective applications include beverage bottling quality assurance, water utility operations, cruise ship water monitoring and homeland security for building water supply and water distribution systems. During the nine months ended September 30, 2005 and 2004, there were no revenues from this segment.
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
     Segment information for the three and nine months ended September 30, 2005 and 2004 (excluding discontinued operations) is as follows:

				Sensor
	Research	Vermont	Microelectronics	Products
	Division	Operations	Division	Group	Corporate	Total
Nine Months Ended September 30, 2005:
Revenues	$1,537,060	$2,795,597	$2,583,186	$—	$—	$6,915,843
Operating loss	(1,657,674)	(626,684)	(1,051,569)	(2,048,335)	(142,258)	(5,526,520)
Asset writedowns	(99,218)	—	—	—	—	(99,218)
Depreciation & amortization	69,671	27,200	74,763	6,785	303,518	481,937
Total assets	1,774,719	5,395,667	909,707	1,638,202	6,051,172	15,769,467
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	28,880	51,439	5,428	23,326	238,431	347,504

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

				Sensor
	Research	Vermont	Microelectronics	Products
	Division	Operations	Division	Group	Corporate	Total
Three Months Ended September 30, 2005:
Revenues	$396,728	$1,081,373	$855,731	$—	$—	$2,333,832
Operating loss	(673,134)	(161,407)	(399,087)	(869,267)	(43,031)	(2,145,926)
Depreciation & amortization	25,842	12,880	25,147	3,251	100,046	167,166
Capital expenditures	19,605	1,218	1,798	11,049	134,805	168,475

Nine Months Ended September 30, 2004:
Revenues	3,290,449	2,234,545	2,779,556	—	—	8,304,550
Operating loss	(424,647)	(1,494,455)	(327,674)	(586,626)	(114,135)	(2,947,537)
Asset writedowns	(85,313)	—	—	—	—	(85,313)
Depreciation and amortization	126,721	169,154	30,306	629	522,124	848,934
Total assets	4,879,660	4,561,074	1,640,290	10,694	7,647,701	18,739,419
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	12,669	7,922	153,365	11,323	129,977	315,256

Three Months Ended September 30, 2004:
Revenues	897,069	537,272	823,396	—	—	2,257,737
Operating loss	(355,143)	(672,291)	(150,438)	(373,106)	(35,612)	(1,586,590)
Asset writedowns	(35,737)	—	—	—	—	(35,737)
Depreciation and amortization	44,421	20,020	15,964	629	91,042	172,076
Capital expenditures	8,426	—	126,626	11,323	117,162	263,537
     The asset writedowns for 2005 of $99,218 include $74,021 for license costs and $25,197 for patent costs. The asset writedowns for 2004 of $85,313 relates to patent costs.
     Sales to the United States Government totaled $1,131,299, $2,979,153, $1,225,728 and $4,724,439 for the three and nine months ended September 30, 2005 and 2004, respectively. In addition, sales to General Dynamics Advanced Information Systems were $855,731, $2,583,186, $823,396 and $2,773,502 for the three and nine months ended September 30, 2005 and 2004, respectively. Also, revenues from the READ sensor contract with FemtoTrace, Inc. were $289,045, $577,671, $197,573 and $596,717 for the three and nine months ended September 30, 2005 and 2004, respectively.
(8) Discontinued Operations
     In the first quarter of 2002, the Company decided to discontinue its standard semiconductor products business. Also, during the second half of 2002, the Company concluded that its precision equipment business (JPSI) did not fit with the strategic direction of the Company and that the markets for that business’ products would continue to be slow. Therefore, in December 2002, the Company decided to initiate the process of selling JPSI and, in July 2003, the Company completed the sale of that business.
     The standard semiconductor products business and JPSI have been accounted for in the accompanying consolidated financial statements as discontinued operations.
     The loss from operations of discontinued operations of $52,549 and $40,100 for the three and nine months ended September 30, 2004 is related to the former facility of the standard semiconductor products business. Prior to December 31, 2001, as the level of business expected from the standard semiconductor products business did not materialize, the Company decided to take action to sublease the Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve of $547,000 against the Irvine facility lease based on an appropriate discount rate and estimated sublease rental income. The lease provided for rent and related expenses of approximately $36,000 per

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
month through August 2005. In June 2004, the Company subleased the facility at a substantial reduction from the Company’s lease payment; however, the sub-tenant defaulted on the sublease in January 2005.
     At September 30, 2005 and December 31, 2004, net liabilities of assets discontinued consisted of the following:

	September 30,	December 31,
	2005	2004
Current Liabilities:
Facility lease accrual	$—	$275,221
Accounts payable and accruals	64,098	103,726
Note payable	—	37,444

	$64,098	$416,391

(9) Line of Credit and Notes Payable
     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). As of September 30, 2005 there was no amount outstanding under the Working Capital Line. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted, at which time the Company granted Laurus additional warrants for the purchase of 100,000 shares of its common stock. During the nine months ended September 30, 2004, $827,000 of the Working Capital Line was converted into common stock at $.92 per share, or 898,913 shares, and $427,500 was converted into common stock at $2.85 per share, or 150,000 shares (see Note 10).
     In connection with the Working Capital Line, the Company issued warrants to Laurus to purchase 100,000 shares of common stock in January 2004 at an exercise price of $5.15. For the January 2004 issuance, the Company recorded a discount of $254,691 representing the intrinsic value of the beneficial conversion feature and a discount of $248,070, representing the fair value of the 100,000 warrants. The fair value of each warrant grant is estimated on the date of issuance using the Black Scholes pricing model with the following assumptions for the warrant issued in 2004: risk-free interest rate of 2.7 percent; expected dividend yield of 0 percent; expected life of 7 years; and expected volatility of 258 percent. At September 30, 2005, the unamortized discount and fees of $76,629 was included in “prepaid expenses and other” in the accompanying Consolidated Balance Sheet. In addition, there will be an additional beneficial conversion feature in the amount of $210,923 recorded as additional borrowings are made against the Working Capital Line. The discount is amortized over the remaining life of the Working Capital Line or upon conversion, resulting in $38,316 and $168,504 of interest expense for the three and nine months ending September 30, 2005, respectively, and $65,094 and $455,297 for the three and nine months ended September 30, 2004, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     In addition, on February 1, 2005, the Company entered into agreements with Laurus amending the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provided for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock are deferred until July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) are deferred and due in full in February, 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price, subject to a volume limitation (this provision was eliminated in a subsequent amendment described below); and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The $150,000 in monthly redemption payments under the Series F-H Preferred Stock will recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into Common Stock. On October 20, 2005, the Company entered into agreements with Laurus to further amend the Company’s Series E, F, G and H Convertible Preferred Stock to 1) delete the provision allowing the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock described above and 2) delete the provision that allowed Laurus to convert the Series E, F, G and H Convertible Preferred Stock at a 20% discount to the then market price upon default of the Series E, F, G and H Convertible Preferred Stock.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     If not previously converted, the Series E through H Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding at
	September 30,	Scheduled Redemptions
Description	2005	2006	2007	Total
Series E Preferred	$1,000,000	$1,000,000	$—	$1,000,000
Series F Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series G Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series H Preferred	$3,925,000	375,000	3,550,000	3,925,000

		$1,750,000	$7,100,000	$8,850,000

     In connection with all of the financing transactions with Laurus, (Series A-H and the Working Capital Line), the Company issued warrants to Laurus to purchase a total of 1,390,000 shares of common stock at prices ranging from $1.058 to $5.15. In addition, Laurus was granted the right to receive a warrant to purchase one share of common stock at $3.13 for every $20 of principal of the Working Capital Line that is converted to equity up to a total of 50,000 shares. As of November 7, 2005 all of the preferred stock, warrants and Working Capital Line held by Laurus is convertible or exercisable into approximately 6.4 million shares.
     As a result of the convertible preferred stock and warrants issued in the nine months ended September 30, 2004, the Company recorded a discount representing the beneficial conversion feature and the fair value of the warrants issued of approximately $1.3 million. The beneficial conversion feature was recognized during the first quarter of fiscal year 2004 as a reduction of preferred stock and is amortized to preferred stock dividends over the earlier of the redemption period or the conversion dates.
     The following table summarizes the preferred stock activity for the nine months ended September 30, 2005.

					Net Balance at
	Net Balance at	Amendment Fair	Discount		September 30,
Series	December 31, 2004	Value	Amortization	Redemptions	2005
E	$752,306	$79,390	$274,738	$83,333	$864,321
F	1,812,092	215,717	139,558	37,500	1,698,433
G	1,844,699	234,696	134,139	37,500	1,706,642
H	3,678,177	537,000	294,857	75,000	3,361,034

	$8,087,274	$1,066,803	$843,292	$233,333	$7,630,430

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The following table summarizes the preferred stock activity for the nine months ended September 30, 2004.

		Financing
	Net Balance			Fair Value	Fees				Net Balance
	at			of	and	Discount			at
Series	December 31, 2003	Gross Amount	BCF	Warrants	Costs	Amortization	Conversions	Redemptions	September 30, 2004
C	$875,223	$—	$—	$—	$—	$624,777	$1,500,000	$—	$—
D	1,341,927	—	—	—	—	658,073	2,000,000	—	—
E	—	1,500,000	381,609	218,451	59,534	245,806	—	166,667	919,545
F	—	2,000,000	54,250	144,282	72,062	48,781	—	—	1,778,187
G	—	2,000,000	—	151,571	72,062	48,095	—	—	1,824,462
H	—	4,000,000	—	319,301	144,125	115,942	—	—	3,652,516

	$2,217,150	$9,500,000	$435,859	$833,605	$347,783	$1,741,474	$3,500,000	$166,667	$8,174,710

     The fair value of each warrant grant for the nine months ended September 30, 2004 was estimated on the date of issuance using the Black Scholes pricing model with the following assumptions: risk-free interest rate of 2.7 percent; expected dividend yield of 0 percent; expected life of 7 years; and expected volatility of 258 percent to 262 percent. No beneficial conversion feature was recorded on the Series G and H preferred stock as the conversion price was higher than the market price of the Company’s common stock at the commitment date.
     All of the preferred stock, warrants and the Working Capital Line (Securities) held by Laurus contain provisions that restrict the right of Laurus to convert or exercise its JMAR securities in order to limit its percentage beneficial ownership. If Laurus were to waive these beneficial ownership limitations the Securities would be convertible for or exercisable into more than 4.99% of the outstanding shares of the Company’s common stock commencing 75 days after notice of such waiver. However, Laurus has not requested such a waiver. Laurus has also agreed that none of the Securities shall be converted or exercised to the extent that conversion or exercise of the Securities would result in Laurus beneficially owning more than 4,769,535 shares of the Company’s common stock unless and until the Company obtains stockholder approval of such excess. Excluded from such calculation are all shares issued to Laurus upon conversion of convertible preferred stock or exercise of warrants but no longer owned by Laurus.
     During the nine months ending September 30, 2004, the Company received proceeds of $157,275 for the exercise of options into 71,933 shares of common stock. During the nine months ended September 30, 2005 and 2004, the Company issued 16,308 and 5,646 shares of common stock, respectively, for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
     Included in the loss applicable to common stock in the Statement of Operations for the three and nine months ended September 30, 2005 and 2004 are preferred stock dividends of $443,951, $1,257,755, $233,958 and $1,938,339, respectively. The amounts for the three and nine months ended September 30, 2005 represents $148,037 and $414,463, respectively, of preferred stock dividends paid or payable in cash and $295,914 and $843,292, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the Amendment. The amounts for the three and nine months ended September 30, 2004 represents $71,393 and $196,865, respectively, of preferred stock dividends paid or payable in cash and $162,565 and $1,741,474, respectively, related to the discount representing the

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock.
     Under the Merger Agreement entered into in August, 2001 with the former shareholders and creditors of SAL, Inc. (now operating as the Company’s Vermont Operations), those persons could earn up to three contingent earn-out payments upon the satisfaction of certain earn-out conditions related to the development and sale of CPL lithography systems. The first earn-out was not achieved and, therefore, was not earned by the SAL investors.
     Based on the uncertainties of market acceptance of the CPL technology and delays in the completion of the CPL system, which operated to delay the achievement of the second and third earn-outs, on July 9, 2004, the Company sent a letter to former shareholders and creditors (Holders) of SAL, Inc. proposing a final resolution of the second and third earn-outs through payment of a total of $625,000 in shares of common stock, valued at the average of the closing prices of JMAR’s common stock for the five days during the period August 18, 2004 to August 24, 2004. Holders of more than 99 percent of the earn-out interests accepted the Company’s offer to receive the final payment of $625,000 in common stock in full satisfaction of all remaining amounts owed under the Merger Agreement. The additional consideration of $625,000 is included in goodwill on the accompanying Balance Sheet.
(11) Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2005 and 2004 the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of September 30, 2005 and 2004, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock of 11,531,376 and 8,098,810, respectively.
(12) Intangible Assets
     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 at September 30, 2005 and December 31, 2004 is related to the acquisition of SAL, Inc. in August, 2001. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year end. As of September 30, 2005 and December 31, 2004, the Company had the following amounts related to other intangible assets:

	September 30, 2005			December 31, 2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$986,370	$496,595	$489,775	$908,032	$489,174	$418,858
Unpatented Technology	450,000	450,000	—	450,000	450,000	—
Licenses	1,398,266	13,333	1,384,933	126,250	7,917	118,333

			$1,874,708			$537,191

     During the nine months ended September 30, 2005, the Company capitalized $103,535 related to patent costs and $1,358,266 related to licenses. The Research Division/Vermont Operations accounted for $90,855 of the patent costs and the Sensor Products Group accounted for $12,680. The Sensor Products Group accounted for $1,338,266 of the license costs (see below), and the Microelectronics Division accounted for $20,000.
     In January 2005 the Company and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting JMAR an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. As consideration for the License Agreement, the Company issued 520,000 shares of common stock and Warrants to purchase 333,333 shares of common stock with an exercise price of $1.38 per share, and a term of 5 years. The stock and Warrants were valued at $1,348,266. The stock issued to PointSource was valued based on the market price of JMAR’s stock at the time the agreement was consummated and the Warrants were valued based on the Black Scholes model using the following assumptions: risk-free interest rate of 3.63 percent based on estimated yields of 5-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 5 years; and expected volatility of 196 percent. The volatility is based on JMAR’s historical stock prices for the past five years, consistent with the expected life of the Warrants.
     Aggregate amortization expense of the intangible assets with determinable lives was $7,395, $25,184, $16,762 and $161,213 for the three and nine months ended September 30, 2005 and 2004, respectively. The unamortized balance of the remaining intangible assets is estimated to be amortized as follows:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

For the Year Ended	Estimated Amortization
December 31,	Expense
2005	$101,130
2006	449,520
2007	449,520
2008	431,186
2009	180,540
2010	56,050
Beyond	206,762

$1,874,708

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
     A major source of ongoing revenue is the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004 for this program and $1.9 million in letter contracts in 2005 against an expected $4.2 million contract later in 2005.
     A contract issued to JMAR’s Vermont Operations by Naval Air Warfare Center AD, supports continued X-ray lithography technology and infrastructure development. Under this contract, JMAR procures sub-100 nm feature size X-ray masks used in the development and production of high performance GaAs MMICs and to produce zone plate optics (NAVAIR Contract). Through November 8, 2005, a total of $12.4 million has been received under this contract, including $3.6 million funded in July 2005. The present total contract amount is $17.5 million, with incremental funding under the contract sought on an annual basis.
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
     JMAR’s Vermont Operations has applied its positioning, alignment and image processing skills to produce the VersaCAM™ scanning boom computer aided microscope. The first of two Beta model units was installed in the University of Vermont for test and evaluation by researchers in the fields of medicine and materials. A sales effort is underway to create demand leading to the first VersaCAM™ production run.
     JMAR has acquired new technology and established a Sensor Products Group to develop and field an innovative sensor for continuous, on-line, realtime monitoring of drinking water for the presence of microorganisms. The BioSentry™ successfully passed proof of concept testing and we assembled fifteen Beta units for internal testing and installation at test and evaluation sites for different applications in the first and second quarters of 2005. In early March 2005, we entered into a Technology Testing and Contingent Purchase Agreement with Olivenhain Municipal Water District (OMWD) which provides for the installation and testing of three Beta models of the BioSentry sensor at OMWD’s water treatment plant in San Diego County. If the BioSentry Beta units satisfy certain test criteria during an agreed upon test period, including approval by the state regulator, OMWD has agreed to purchase three production units. We installed the first Beta test units at OMWD shortly before the end of the first quarter of 2005. In addition, in April 2005, we entered into a contract with Mexico’s leading beverage development and manufacturing company (Kimpen S.A. de C.V. (Kimpen)) to install a Beta model of the BioSentry™ at Kimpen’s laboratory facility. After successful completion of initial testing, Kimpen has agreed to purchase two BioSentry™ production systems for installation in beverage production facilities. Following successful operational testing, Kimpen will purchase 15 additional production units for installation at each of its bottling plants. Also, in May 2005, a leading North American cruise ship operator requested installation of the BioSentry™ on a cruise ship. Installation and Beta testing started in June. We expect to receive an order for production BioSentry™ units before the end of 2005.
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
Results of Operations
     Revenues. Total revenues for the three months ended September 30, 2005 and 2004 were $2,333,832 and $2,257,737, respectively. Total revenues for the nine months ended September 30, 2005 and 2004 were $6,915,843 and $8,304,550, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues by segment for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Research Division/Vermont Operations	$1,478,101	$1,434,341	$4,332,657	$5,524,994
Microelectronics Division	855,731	823,396	2,583,186	2,779,556
Sensor Products Group	—	—	—	—

	$2,333,832	$2,257,737	$6,915,843	$8,304,550

     The increase in revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 was primarily attributable to an increase of $522,244 in revenues of the NAVAIR Contract offset in part by a decrease of $500,341 in revenues of the Research Division/Vermont Operations related to the DARPA Contract. The decrease in revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 was primarily attributable to a decrease of $2,753,491 in revenues related to the DARPA Contract, a decrease of $186,900 in contract revenues at the Microelectronics Division and a decrease of $289,653 related to two contracts completed in 2004 at the Vermont Operations. Offsetting these declines were an increase of $1,222,859 in revenues of the NAVAIR Contract and sales of $592,570 for two BriteLight systems. The lower revenues for the DARPA Contract in 2005 is related to the fact that no additional program funding related to the DARPA Contract was included in the U.S. Government fiscal year 2005 budget and no further funding under this contract is expected beyond the funds received in February 2005. The NAVAIR Contract revenues are higher in 2005 due to funding received later in 2004. The Company will continue to experience flat or lower revenues for 2005 compared to 2004 until sales from our new products are realized.
     Losses. The net loss for the three months ended September 30, 2005 and 2004 was $(2,136,312) and $(1,695,858), respectively. The loss from continuing operations for those same periods was $(2,136,312) and $(1,643,309), respectively, while the loss from operations for those same periods was $(2,145,926) and $(1,586,590), respectively. The net loss for the nine months ended September 30, 2005 and 2004 was $(5,585,557) and $(3,437,436), respectively. The loss from continuing operations for those same periods was $(5,585,557) and $(3,397,336), respectively, while the loss from operations for those same periods was $(5,526,520) and $(2,947,537), respectively.
     Included in the net loss for the three and nine months ended September 30, 2005 are costs invested in product development (see further discussion below) of $986,704 and $2,384,181, respectively and a non-cash interest charge of $38,316 and $168,504, respectively (see “Interest and Other Expenses” below). Also included in the net loss for the nine months ended September 30, 2005 are asset writedowns of $99,218. Included in the net loss for the three and nine months ended September 30, 2004 are costs associated with product development of $514,790 and $708,702, respectively, a non-cash interest charge of $65,094 and $455,297, respectively, asset writedowns of $35,737 and $85,313, respectively, and a loss from discontinued operations of $52,549 and $40,100, respectively.

     Gross Margins. Gross margins for the nine months ended September 30, 2005 and 2004 were 27.9% and 18.7%, respectively. Gross margins for the three months ended September 30, 2005 and 2004 were 30.0% and 9.5%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary increase in the gross margin for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is due to the commercial sale in 2005 of a BriteLight system by the Research Division in the first quarter and a contract reserve of approximately $316,000 for the nine months ended September 30, 2004 related to reserves on a contract at the Vermont Operations, inventory reserves of approximately $168,000 also at the Vermont Operations, and higher margins on the NAVAIR Contract in 2005. The primary increase in the gross margin for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 is due to a contract reserve of approximately $45,000 for the three months ended September 30, 2004 related to reserves on the contract at the Vermont Operations, inventory reserves of approximately $168,000 also at the Vermont Operations, and higher margins on the NAVAIR Contract in 2005. The majority of the Company’s revenues for 2005 will be derived from contracts, so gross margins are expected to continue at similar levels as in 2004. The Company is investing in new product development activities that it believes will lead to higher margin products in the future.
     Selling, General and Administrative (SG&A). SG&A expenses for the nine months ended September 30, 2005 and 2004 were $4,975,867 and $3,703,636, respectively. SG&A expenses for the three months ended September 30, 2005 and 2004 were $1,859,853 and $1,250,882, respectively. The increase in SG&A expenses for the three and nine months ended September 30, 2005 compared to 2004 was primarily attributable to higher SG&A costs of the Sensor Products Group formed in the quarter ended September 30, 2004 of approximately $361,000 and $999,000, respectively, higher legal costs of approximately $55,000 and $104,000, respectively, higher rent of $84,000 for both periods, higher sales and marketing costs of approximately $20,000 and $54,000, respectively, and higher insurance costs of approximately $47,000 and $48,000, respectively. In addition, the increase for the nine months ended September 30, 2005 compared to 2004 also was due to higher outside accounting fees of approximately $66,000. The increase for the nine months was offset in part by lower intangible amortization at the Vermont Operations of approximately $137,000.
     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $620,873 and $901,115 for the three months ended September 30, 2005 and 2004, respectively, and $1,972,401 and $3,625,837 for the nine-month periods ended September 30, 2005 and 2004, respectively. The decrease in customer-funded RD&E expenditures for the three and nine months ended September 30, 2005 consists of a decrease of $275,725 and $1,784,885, respectively, related to the DARPA Contract and decreases in two contracts completed in 2004 at the Vermont Operations of $248,961 and $771,560, respectively. These decreases were offset in part by an increase in 2005 of $244,444 and $903,009, respectively, related to the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $986,704 and $514,790 for the three months ended September 30, 2005 and 2004, respectively, and $2,384,181 and $708,702 for the nine months ended September 30, 2005 and 2004, respectively. The increase in 2005 is primarily due to product development for our XRM, XNP, BioSentry and VersaCAM (formerly OASIS) new products.
     Total RD&E expenditures were $1,607,577 and $1,415,905 for the third quarter of 2005 and 2004, respectively, and $4,356,582 and $4,334,539 for the nine-month periods in 2005 and 2004, respectively. Total RD&E expenditures as a percentage of revenues were 68.9% and 62.7% for the three months ended September 30, 2005 and 2004, respectively, and 63.0% and 52.2% for the nine months ended September 30, 2005 and 2004, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, in 2004 and 2005, the Company’s revenues have been declining and, in 2005, the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
     During 2004 and 2005, JMAR has been implementing its strategy to balance, diversify and expand its revenue base through new product development and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company started product development on the BioSentry product line; during the third quarter of 2004, the Company initiated the product development of the X-ray Microscope and X-ray Nano Probe product lines; and during the third quarter of 2004, the Company initiated the product development of the VersaCAM product line. As a result, Company-funded RD&E increased significantly in 2005 and the Company expects Company-funded RD&E to continue at similar levels in 2006.
     Discontinued Operations. The loss from operations of discontinued operations of $52,549 and $40,100 for the three and nine months ended September 30, 2004, respectively, is related to the standard semiconductor products business, primarily associated with the lease of the Irvine facility. Prior to December 31, 2001, as the level of business expected from its standard semiconductor products business did not materialize, the Company decided to take action to sublease its Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. Subsequently, this business was discontinued. The lease provided for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility; however, the sub-tenant defaulted on the sublease in January 2005.
     Interest and Other Expense. Interest and other expense for the three months ended September 30, 2005 and 2004 was $60,595 and $74,641, respectively, and for the nine months ended September 30, 2005 and 2004 was $210,352 and $561,229, respectively. Interest and other expense is lower for the nine months in 2005 versus 2004 primarily due to conversions of the Company’s Working Capital Line into common stock in the first quarter of 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line. Included in interest expense for the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004 is $38,316, $168,504, $65,094 and $455,297, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
     Preferred Stock Dividends. Included in the loss applicable to common stock in the Statement of Operations for the three and nine months ended September 30, 2005 and 2004 are preferred stock dividends of $443,951, $1,257,755, $233,958 and $1,938,339, respectively. Preferred stock dividends are lower for 2005 versus 2004 due to conversions of preferred stock into common stock in 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the preferred stock. The preferred stock dividend amounts for the three and nine months ended September 30, 2005 consist of $148,037 and $414,463, respectively, of preferred stock dividends paid or payable in cash and $295,914 and $843,292, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of warrants issued in connection with the preferred stock. The preferred stock dividend amounts for the three and nine months ended September 30, 2004 consist of $71,393 and $196,865, respectively, of preferred stock dividends paid or payable in cash and $162,565 and $1,741,474, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock and the fair value of the warrants issued in connection with the preferred stock.

Consolidated Liquidity and Financial Condition
     General. Cash and cash equivalents at September 30, 2005 was $4,775,105. In 2005 and 2004, we have funded our operations primarily from the sale of preferred and common stock. The decrease in cash and cash equivalents during the nine months ended September 30, 2005 of $1,824,483 resulted primarily from cash used in continuing operations of $4,097,450 (primarily related to operating losses offset in part by a reduction in accounts receivable), payment of preferred stock dividends of $512,293, cash used in discontinued operations of $352,293, preferred stock redemptions of $233,333 and capital expenditures of $347,504, offset in part by net proceeds from the issuance of common stock of $3,845,924.
     JMAR’s operations will continue to use cash in 2005 and 2006 for 1) product research and development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. Management believes that the Company has adequate resources to fund working capital requirements and product development through March 31, 2006. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements and preferred stock redemptions beyond March 31, 2006. Our philosophy on financing is to raise the necessary funds to implement our business strategy sooner rather than later. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2005. There can be no assurance that additional financing will be available when needed, or if available, will be done on favorable terms. Working capital as of September 30, 2005 and December 31, 2004 was $4,938,014 and $7,180,382, respectively. The decrease in working capital is primarily due to the Company’s losses, preferred stock redemptions and payment of preferred stock dividends, offset in part by gross proceeds from the issuance of common stock of approximately $4.1 million.
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
     Issuances of Preferred Stock. In 2004, the Company sold the following series of Preferred Stock to Laurus for cash:

Issuance Date	Series	Amount	Dividend	Conversion Price
January, 2004	E	$1,500,000	8%	$2.85(1)
February, 2004	F	$2,000,000	Prime (2)	$3.11(1)
February, 2004	G	$2,000,000	Prime (2)	$3.28(1)
February, 2004	H	$4,000,000	Prime (2)	$3.47(1)

(1)	Reduced to $2.00 pursuant to February 1, 2005 agreement (see below)

(2)	Prime rate at September 30, 2005 was 6.75 percent

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
     On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (Amendments). The Amendments provided for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock are deferred and due in full in July 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) are deferred until February 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s Common Stock valued at a 15% discount to the then market price (this provision was eliminated in a subsequent amendment described below); and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. The $150,000 in monthly redemption payments under the Series F-H Preferred Stock will recommence in August 2006 until January 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into Common Stock. On October 20, 2005, the Company entered into agreements with Laurus to further amend the Company’s Series E, F, G and H Convertible Preferred Stock to 1) delete the provision described above allowing the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s common stock, and 2) delete the provision that allowed Laurus to convert the Series E, F, G and H Convertible Preferred Stock at a 20% discount to the then market price upon default of the Series E, F, G and H Convertible Preferred Stock.
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
     Working Capital Line. In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus. As of September 30, 2005, there was no amount outstanding under the Working Capital Line. The Working Capital Line allows the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula are allowed, however, with the consent of Laurus. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock is in excess of the Conversion Price. The Company can convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averages 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted.
     The interest rate on the Working Capital Line is equal to the prime rate (6.75% at September 30, 2005) plus 0.75 percent, subject to a floor of 5.00 percent. Accrued interest is payable monthly. The Working Capital Line requires that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio is defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations. The Company’s quick ratio was 2.30 at September 30, 2005. The term of the Working Capital Line runs until March, 2006. The available borrowings under the Working Capital Line were approximately $2.0 million at September 30, 2005, all of which was unused at September 30, 2005. The Working Capital Line terminates on March 21, 2006, however, the Company and Laurus have had preliminary discussions regarding an extension of the term of the Working Capital Line.
     Cash Used in Continuing Operations. Cash used in continuing operations was $4,097,450 for the nine months ended September 30, 2005 compared to $3,852,244 for the nine months ended September 30, 2004. The loss from continuing operations net of non-cash items (depreciation, amortization, debt discount, asset writedowns and services received in exchange for common stock or warrants) was $4,927,328 and $2,454,090 for the nine months ended September 30, 2005 and 2004, respectively. The higher use of cash related to the loss from continuing operations net of non-cash items in 2005 is primarily due to higher product development costs in 2005 compared to 2004 of $1,675,479, and higher SG&A costs of $1,272,231. The Company will continue to experience flat or lower revenues compared to 2004 until sales from our new products are realized. In addition, product development expenditures are expected to continue to increase significantly for 2005 compared to early 2004. Accounts receivable increased by $1,437,705 in the nine months ended September 30, 2004 primarily related to funding delays on the DARPA Contract.
     Cash Used in Discontinued Operations. For the nine months ended September 30, 2005, cash used in discontinued operations was $352,293 compared to $675,535 for the nine months ended September 30, 2004. Cash used in 2005 primarily related to payments related to the Irvine facility. Cash used in 2004 included a non-cash loss of $40,100, payments related to the Irvine facility of $320,720, payment of $137,500 to a creditor of the discontinued standard chip business, payments related to JPSI’s facility of $138,329 and other payments of $38,886. The Company expects no further significant cash required for discontinued operations in 2005 since the lease for the Irvine facility terminated on August 31, 2005.
     Cash Used in Investing Activities. For the nine months ended September 30, 2005, cash used in investing activities, primarily capital expenditures and patent costs, was $475,038 compared to $474,484 for the nine months ended September 30, 2004. The Company expects an increase in capital expenditures later in 2005 and into 2006 primarily related to the ramp-up of manufacturing at the Vermont Operations and consolidation and expansion of its three San Diego facilities into one location.
     Cash Provided by Financing Activities. For the nine months ended September 30, 2005, cash provided by financing activities was $3,100,298 compared to $7,893,010 for the nine months ended September 30, 2004. Net proceeds from the sale of common stock were $3,845,924 in 2005. Net proceeds from the sale of preferred stock were $9,057,914 in 2004. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Cash paid for preferred stock dividends in 2005 and 2004 were $512,293 and $196,865, respectively. In 2004, the Company made note payments of $835,761 related to the SAL Notes (see Note 9 to Financial Statements).
     Stockholders’ Equity. The Company’s stockholders’ equity was $4,602,093 as of September 30, 2005. In May, 2003, the Company transferred to the Nasdaq SmallCap Market, where it is required to maintain no less than $2.5 million of stockholders’ equity to retain its listing. Continued losses without increases in equity would cause the Company to fall below this NASDAQ requirement, which would require it to come into compliance or face delisting. The delisting of the Company’s stock could adversely affect its ability to raise funds in the future. The Company believes that it has available to it several potential sources of capital to meet NASDAQ listing standards.

Commitments
     Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of September 30, 2005 are as follows (2005 is for three months) (unaudited):

	2005	2006	2007	2008	2009	Thereafter	Total
Leases	$162,929	$615,422	$534,502	$468,680	$355,490	$1,085,222	$3,222,245
Deferred compensation	48,732	267,175	275,297	185,955	56,003	—	833,162

	$211,661	$882,597	$809,799	$654,635	$411,493	$1,085,222	$4,055,407

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
Preferred Stock Redemption Obligations
     Excluded from the above table are redemption obligations under Series E, F, G and H Preferred Stock, as amended on February 1, 2005 and October 20, 2005. Also excluded from the above table is the Company’s $3 million Working Capital Line, as to which no amounts were outstanding at September 30, 2005. If not previously converted, the Series E through H Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at September 30,	Scheduled Redemptions
Description	2005	2006	2007	Total
Series E Preferred	$1,000,000	$1,000,000	$—	$1,000,000
Series F Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series G Preferred	$1,962,500	187,500	1,775,000	1,962,500
Series H Preferred	$3,925,000	375,000	3,550,000	3,925,000

		$1,750,000	$7,100,000	$8,850,000

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
     Management performed an interim evaluation of goodwill as of September 30, 2004 following notification that no additional funding was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004. The business units currently identified are Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and is allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related commercialization, including the XRM and XNP products, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and manufacturing performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the XRM and XNP performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.
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
Allowances for Doubtful Accounts
     JMAR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of JMAR’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up estimates the amounts of potential losses. Historically, the Company’s losses from bad debts have been minimal.
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

Stock Option Plans
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
     In addition to the several risks and uncertainties described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, additional risks and uncertainties include the following:
•	delays and unanticipated technological or engineering difficulties in the Company’s new product development efforts, which involve lengthy and capital intensive programs that are subject to many unforeseen risks, delays, problems and costs and uncertainties as to the market’s demand for such new products;

•	the risk that the performance validation tests of the BioSentry Beta units are not successfully completed due to unforeseen issues with the installation or operation of the units outside the controlled environment of JMAR’s facility;

•	the risk associated with the concentration of the Company’s business and receivables with a small number of customers, including its government contracts and its contract with FemtoTrace, Inc. for the fabrication of READ alpha and beta units;

•	the risk that competitors with greater resources enter the markets for the Company’s new products;

•	the risk that the Company will not be able to convince customers to substitute the BioSentry for existing products, such as particle detection, filtering and other water decontamination technologies;

•	the risk that our portfolio of intellectual property does not contain all of the intellectual property rights that may be required to develop, manufacture and commercialize our new products and that we may be unable to license such technologies on reasonable terms;

•	the effect of government regulations and required approvals on the BioSentry and X-ray products;

•	longer than anticipated purchase approval cycles and more extensive selling efforts in connection with the sale of the Company’s new products to utilities and other regulated customers;

•	the risk that the Company is subject to claims for product liability arising from the sale of its new products and, specifically with regard to its BioSentry system, that the Company is unable to obtain adequate product liability insurance to cover these risks at a reasonable cost, and that the Company is unable to obtain indemnification agreements from its customers to hold the Company harmless from such claims;

•	delays in securing, or inability to secure other financing, whether from the public or private debt or equity markets or from commercial lenders or otherwise, for working capital needs, preferred stock redemptions or for development of the Company’s new products;

•	the continued dilution to current shareholders resulting from the sale of additional equity interests to finance the Company’s product development and commercialization efforts;

•	unanticipated difficulties and costs in establishing the Company’s Vermont operations as the manufacturing center for the Company’s new products;

•	the lack of availability of critical components from third party suppliers, including laser diodes, X-ray optics (including zone plates), holographic optical elements and other optics or the inability to obtain such components at acceptable costs;

•	fluctuations in margins, or the failure to lower manufacturing costs sufficiently to achieve acceptable margins;

•	the failure of pending patents to be issued and uncertainties as to the breadth or degree of protection of existing or future patents covering the Company’s X-ray, BioSentry and other technologies and applications; and

•	other risks detailed in the Company’s Form 8-K, filed March 30, 2005, and in other filings with the Securities and Exchange Commission.
     Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. The Company’s interest rate risk due to near-term changes in market rates or prices is not material to the Company’s earnings or cash flow.
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
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of September 30, 2005 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company is not an “accelerated filer” (i.e., the Company’s market capitalization is below $75 million) and if it remains a non-accelerated filer for fiscal year 2006, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not be applicable to the Company until the fiscal year ended December 31, 2007. If the Company’s market capitalization is $75 million or more on June 30, 2006, however, then the Section 404 internal control requirements will be applicable for the fiscal year ended December 31, 2006. However, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.
PART II – OTHER INFORMATION
Item 6. Exhibits.

Exhibit 4.1	Common Stock Purchase Warrant for 50,000 shares dated July 1, 2005 issued to Dian Griesel, President of The Investor Relations Group, as
compensation for investor and public relations services.

Exhibit 10.1	Standard Industrial Net Lease, dated July 1, 2005, between Collins-Tech
R.B. and JMAR Technologies, Inc.

Exhibit 10.2	Letter Subcontract, dated July 6, 2005, between General Dynamics
Advanced Information Systems, Inc. and JMAR Technologies, Inc.’s
Microelectronics Division.

Exhibit 10.3	Third Amendment to McClellan Park Standard Form Gross Lease Agreement,
dated July 7, 2005, between MP Holdings, LLC and JMAR Technologies, Inc.’s
Microelectronics Division.

Exhibit 10.4	Purchase order, dated September 21, 2005, between General Dynamics
Advanced Information Systems, Inc. and JMAR Technologies, Inc.’s
Microelectronics Division.

Exhibit 10.5	Amendments to Certificates of Designations of Series E, F, G and H
Convertible Preferred Stock, each dated October 20, 2005, between Laurus Master
Fund, Ltd. and JMAR Technologies, Inc.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
JMAR TECHNOLOGIES, INC.

November 11, 2005	By:	/s/	Ronald A. Walrod

Ronald A. Walrod, Chief Executive Officer
and Authorized Officer

	By:	/s/	Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer