Form 10-Q
period 2006-03-31
JMAR TECHNOLOGIES INC
filed 2006-05-15
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006
Commission File Number 1-10515
JMAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	68-0131180

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
10905 Technology Place
San Diego, CA 92127
(858) 946-6800
(Address, including zip code and telephone number including
area code of registrant’s principal executive office)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for at least the past 90 days.
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 8, 2006).
Common Stock, $.01 par value: 39,336,339 shares

INDEX

Page #
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – March 31, 2006 (unaudited) and December 31, 2005	2

Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2006 and 2005	3

Consolidated Statements of Cash Flows (unaudited) – Three months ended March 31, 2006 and 2005	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. N/A

Item 1A. Risk Factors	29

Item 2. N/A

Item 3. N/A

Item 4. N/A

Item 5. N/A

Item 6. Exhibits	30
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,958,389	$5,490,789
Accounts receivable	2,051,831	1,640,369
Inventories	495,832	435,905
Deferred finance costs, net	464,838	—
Prepaid expenses and other	637,691	489,691

Total current assets	7,608,581	8,056,754
Property and equipment, net	1,655,182	1,756,452
Intangible assets, net	1,701,530	1,708,038
Other assets	401,969	380,768
Goodwill	4,415,932	4,415,932

TOTAL ASSETS	$15,783,194	$16,317,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,348,768	$1,393,272
Accrued liabilities	624,578	574,652
Accrued payroll and related costs	727,287	914,195
Billings in excess of costs incurred	899,120	774,675
Current portion of notes payable and other liabilities, net	138,931	162,351
Deferred rent	233,445	201,008

Total current liabilities	3,972,129	4,020,153

Notes payable and other long-term liabilities, net of current portion	748,640	773,222
Redeemable convertible preferred stock, 785,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005, net of unamortized discount of $2,887,458 and $880,659, respectively	4,962,542	6,969,341
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 785,000 shares issued and outstanding as of March 31, 2006 and December 31, 2005 included in redeemable convertible preferred stock above	—	—

Common stock, $.01 par value; 80,000,000 shares authorized; 39,307,197 shares issued and outstanding as of March 31, 2006 and 38,823,158 shares issued and outstanding as of December 31, 2005	393,072	388,231
Additional-paid in capital	83,738,931	79,589,931
Accumulated deficit	(78,032,120)	(75,422,934)

Total stockholders’ equity	6,099,883	4,555,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,783,194	$16,317,944

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Revenues	$2,381,399	$1,867,331
Costs of revenues	2,034,058	1,306,875

Gross profit	347,341	560,456

Operating expenses:
Selling, general and administrative	1,579,224	1,403,702
Research and development	1,000,680	801,982

Total operating expenses	2,579,904	2,205,684

Loss from operations	(2,232,563)	(1,645,228)
Interest and other income	34,037	37,291
Interest and other expense	(61,711)	(83,512)

Net loss	(2,260,237)	(1,691,449)
Deemed preferred stock dividends	(348,947)	(381,618)

Loss applicable to common stock	$(2,609,184)	$(2,073,067)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.06)

Shares used in computation of basic and diluted loss per share	39,285,564	33,856,817

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(2,260,237)	$(1,691,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and debt discount	152,543	158,025
Services received in exchange for common stock or options	114,605	24,850
Asset write-downs	14,077	—
Change in assets and liabilities:
Accounts receivable	(411,462)	1,479,127
Inventories	(59,927)	107,368
Prepaid expenses and other	(222,897)	433,076
Billings in excess of costs incurred	124,445	(83,896)
Accounts payable and accrued liabilities	(165,054)	(473,104)
Changes in net assets and liabilities of discontinued operations	—	(105,527)

Net cash used in operating activities	(2,713,907)	(151,530)

Cash flows from investing activities:
Capital expenditures	(30,996)	(46,864)
Payments of note payable of discontinued operations	—	(17,500)
Additions of intangible assets and other assets	(4,129)	(1,163)

Net cash used in investing activities	(35,125)	(65,527)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,357,281	3,907,943
Cash payments of preferred stock dividends	(147,737)	(183,802)
Preferred stock redemptions	—	(233,333)
Net borrowings under line of credit	7,088	—

Net cash provided by financing activities	1,216,632	3,490,808

Net increase (decrease) in cash and cash equivalents	(1,532,400)	3,273,751
Cash and cash equivalents, beginning of period	5,490,789	6,599,588

Cash and cash equivalents, end of period	$3,958,389	$9,873,339

Cash paid for interest	$7,934	$39,293

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the three months ended March 31, 2006 and 2005, the Company recorded a discount of $2,210,031 and $1,066,803, respectively, representing the difference between the fair value of the Convertible Preferred Stock and warrants immediately prior to and after the March 28, 2006 and February 1, 2005 amendments, respectively (see Note 9). Also, during the three months ended March 31, 2006, the Company recorded a discount of $471,926 representing the fair value of warrants issued in connection with the 2006 Working Capital Line (see Note 8). In addition, during the three months ended March 31, 2005, the Company recorded $1,247,897 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 in exchange for common stock and warrants (see Note 11).
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
          The accompanying consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.
          The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $2,260,237, $8,032,803 and $5,632,140 for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004, respectively, and losses are expected for the foreseeable future. In addition, our revenues declined to $9,163,520 from $10,059,839 for the years ended December 31, 2005 and 2004, respectively. We had negative operating cash flow for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004 of $2,713,907, $4,604,174 and $4,458,323, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash in 2006 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. Management believes that it has adequate resources to fund its operations through December 31, 2006. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its high value emerging new products and for working capital requirements in 2007. Our philosophy on financing is to raise the necessary funds to implement our business strategy sooner rather than later. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds later in 2006. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
          Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract revenue generated earnings to support the Company’s new product development and commercialization work, the time necessary for it to begin generating significant revenue from those new products, and the significant administrative cost of being a small public company. Management has developed an operating plan to manage costs in line with estimated revenues for fiscal year 2006, including contingencies for cost reductions if projected revenue growth is not fully realized. There can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Additionally, there can be no assurance that suitable financing will be available on acceptable terms, on a timely basis, or at all.
(2) Recent Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R), “Share-Based Payment,” (SFAS No. 123(R)) which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative. SFAS No. 123(R) was adopted by the Company starting January 1, 2006. The transition methods of SFAS No. 123(R) include modified prospective and modified retrospective applications. Under the modified retrospective alternative, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the modified retrospective method would record compensation expense for all unvested stock options beginning with the first period restated. The Company has elected to use the modified prospective transition method.
          In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, we have adopted the provisions of SFAS No. 154 for our fiscal year beginning January 1, 2006 as applicable. We do not believe that adoption of the provisions of SFAS No. 154 will have a material impact on our consolidated financial statements.
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
          In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial statements.
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.
          In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest- only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155 , SFAS No. 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.
          In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(3) Stock-Based Compensation Plans
          The Company has five stock option plans, the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 1999 Plan is the only shareholder-approved stock option plan from which additional options may be granted. The 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to non-plan option agreements with several individuals. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following proforma amounts for the three months ended March 31, 2005 (unaudited):

		2005
Loss applicable to common stock:	As Reported	$(2,073,067)
Stock based compensation expense		(122,132)

	Proforma	$(2,195,199)

Basic and diluted loss per share:	As Reported	$(0.06)
Stock based compensation expense		—

	Proforma	$(0.06)

          Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method (see Note 2). Included in the Consolidated Statements of Operations for the three months ended March 31, 2006 is a compensation charge of $114,605 related to the adoption of SFAS No. 123(R). Of this amount, $107,445 is included in “selling, general and administrative” and $7,160 is included in “research and development” in the accompanying Consolidated Statements of Operations. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: risk-free interest rate of approximately 4.53 percent in 2006 and 4.18 percent in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years in 2006 and 6 years in 2005 based upon the historical life of options. For grants in 2006 and 2005, the expected volatility used was 80 to 97 percent and 255 percent, respectively, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Grants pursuant to the 1999 Plan generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
          A summary of option activity under all of the above plans as of March 31, 2006, and changes during the three months then ended is presented in the table below:

			Wtd. Avg.
			Remaining	Aggregate
		Wtd. Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
Outstanding at January 1, 2006	3,162,610	$2.11
Granted	44,095	$1.16
Exercised	(65,700)	$1.09
Forfeited	(36,666)	$1.85

Outstanding at March 31, 2006	3,104,339	$2.12	5.2 years	$—

Vested and expected to vest	3,069,990	$2.13	5.3 years	$—

Exercisable at March 31, 2006	2,386,689	$2.34	4.6 years	$—

          A summary of the status of the Company’s non vested options at March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted-average
	Shares	grant-date fair value
Nonvested at December 31, 2005	$815,657	$1.21
Granted	44,095	$1.16
Vested	(145,914)	$1.18
Forfeited	(18,333)	$1.01

Non-vested at March 31, 2006	$695,505	$1.20

          The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $33,143 and $370,460, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5,749. There was no cash received from options exercised for the three months ended March 31, 2006. There were no options exercised in the three months ended March 31, 2005. The stock based compensation unrecognized expense for future periods as of March 31, 2006 is approximately $625,000 with a weighted average remaining vesting period of 1.6 years.
(4) Accounts Receivable
          At March 31, 2006 and December 31, 2005, accounts receivable consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Billed	$1,368,963	$1,240,922
Unbilled	682,868	399,447

	$2,051,831	$1,640,369

          All unbilled receivables at March 31, 2006 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at March 31, 2006 includes $1,514 related to withheld fees for prior contracts to be billed pending DCAA audit, $648,783 related to the normal billing cycle and timing of billings and $32,571 related to the READ chemical sensor contract with FemtoTrace, Inc. (FemtoTrace) that will be billed upon final acceptance of the alpha units by FemtoTrace. In addition, included in the long-term “other assets” on the accompanying Consolidated Balance Sheet is $97,602 of withheld fees from the Company’s DARPA Contract that it expects to receive upon completion of the contract and final DCAA audit.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
(5) Inventories
          Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2006 and December 31, 2005, inventories consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Raw materials, components and sub-assemblies	$212,122	$194,539
Work-in-process	4,912	77,692
Finished goods and demonstration units	278,798	163,674

	$495,832	$435,905

(6) Property and Equipment
          At March 31, 2006 and December 31, 2005, property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
	(Unaudited)
Equipment and machinery	$2,931,946	$2,919,640
Software	599,752	590,446
Furniture and fixtures	382,506	388,234
Leasehold improvements	871,403	862,050

	4,785,607	4,760,370
Less-accumulated depreciation	(3,130,425)	(3,003,918)

	$1,655,182	$1,756,452

          Included in leasehold improvements is $546,000 of gross proceeds for lease incentives the Company received from its landlords. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $506,017, $394,409 is included in “notes payable and other long-term liabilities” and the balance of $111,608 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet as of March 31, 2006.
(7) Segment Information
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
          New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.
          Vermont Operations – Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. As an example, the Vermont Operations is the design and manufacturing contractor for FemtoTrace, building its READ trace chemical sensors for real time detection of extremely small quantities of organics. The READ equipment has uses in environmental contamination detection and homeland security applications. The Vermont Operations also performs funded contract research and development for DARPA and NAVAIR. During the three months ended March 31, 2006 and 2005, the Research Division/Vermont Operations segment accounted for approximately 51% and 60%, respectively, of the Company’s revenues.
Microelectronics Division
          This segment provides process integration and maintenance support for the Defense Microelectronics Activity’s semiconductor fabrication facility in McClellan, California. During the three months ended March 31, 2006 and 2005, this segment accounted for approximately 49% and 40%, respectively, of the Company’s revenues.
Sensor Products Group
          This segment’s first product is the BioSentryTM sensor, a laser-based contamination warning system that provides continuous, automated monitoring of drinking water. Prospective applications include beverage bottling quality assurance, water utility operations, cruise ship water monitoring, and homeland security for building water supply and water distribution systems. During the three months ended March 31, 2006, this segment accounted for less than 1% of the Company’s revenues. This segment had no revenues for the three months ended March 31, 2005.
          The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2005. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).
          Segment information for the three months ended March 31, 2006 and 2005 is as follows:

				Sensor
	Research	Vermont	Microelectronics	Products
	Division	Operations	Division	Group	Corporate	Total
2006
Revenues	$512,203	$691,921	$1,163,874	$13,401	$—	$2,381,399
Operating loss	(631,854)	(284,210)	(277,098)	(923,439)	(115,962)	(2,232,563)
Total assets	1,386,472	5,515,016	1,295,578	1,859,743	5,726,385	15,783,194
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	—	1,242	4,056	9,945	15,753	30,996
Depreciation & amortization	24,633	7,215	35,201	5,729	79,765	152,543

2005
Revenues	479,429	637,258	750,644	—	—	1,867,331
Operating loss	(446,375)	(302,867)	(346,149)	(516,530)	(33,307)	(1,645,228)
Total assets	1,710,870	5,243,517	2,259,145	27,396	10,657,268	19,898,196
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	1,715	—	—	1,517	43,632	46,864
Depreciation & amortization	24,812	7,602	23,933	1,554	100,124	158,025

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
          Sales to the United States Government totaled $1,083,768 and $621,179 for the three months ended March 31, 2006 and 2005, respectively. In addition, sales to General Dynamics Advanced Information Systems were $1,148,439 and $750,644 for the three months ended March 31, 2006 and 2005, respectively.
(8) Line of Credit and Notes Payable
          In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). The term of the Working Capital Line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line) (see below). The Working Capital Line allowed the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula were allowed, however, with the consent of Laurus. Laurus could convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock was in excess of the Conversion Price. The Company could convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averaged 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted, at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock.
          On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of March 31, 2006 there was $116,088 outstanding under the 2006 Working Capital Line.
          In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 240,000 vest in March 2007 based on the average borrowings under the 2006 Working Capital Line with an exercise price based on the three day average stock price prior to March 28, 2007, but no less than $1.00. Both warrants expire in March 2016. In connection with the issuance of this warrant, the Company recorded a discount of $471,926, representing the fair value of the 458,181 warrants based on the Black Scholes pricing model using the following assumptions: risk–free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants. The amount of the discount recorded in excess of the amount outstanding under the 2006 Working Capital Line is reflected in current assets on the accompanying Consolidated Balance Sheet.
(9) Equity Transactions
     a. Laurus Preferred Stock and Warrants
          On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendments). The 2005 Amendments provided for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s common stock valued at a 15% discount to the then market price (this provision was eliminated in a subsequent amendment described below); and 3) the

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock were scheduled to recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments will be reduced to the extent that there were conversions of the Preferred Stock into common stock. On October 20, 2005, the Company entered into agreements with Laurus to further amend the Company’s Series E, F, G and H Convertible Preferred Stock to 1) delete the provision described above allowing the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s common stock, and 2) delete the provision that allowed Laurus to convert the Series E, F, G and H Convertible Preferred Stock at a 20% discount to the then market price upon default of the Series E, F, G and H Convertible Preferred Stock.
          As a result of the 2005 Amendment, the Company recorded an additional discount representing the difference between the fair value of the Preferred Stock immediately prior to and after the 2005 Amendment of approximately $1.1 million valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.23 percent based on estimated yields of 2-year U.S. Treasury Securities; expected dividend yield of 0 percent; remaining contractual life of 2 years; and expected volatility of 108 percent. The volatility is based on JMAR’s historical stock prices for the past two years, consistent with the remaining contractual life of the preferred stock. This amount was recorded during the first quarter of fiscal year 2005 as a reduction of preferred stock and is amortized to preferred stock dividends over the earlier of the redemption payment period or the conversion dates.
          On December 22, 2005, the Company entered into a Securities Purchase Agreement with Laurus whereby in exchange for and in complete cancellation (Redemption) of all of the remaining $1,000,000 of Series E Preferred Stock, the Company issued 1,041,667 shares of the Company’s common stock, valued at a discount to the closing stock price of the Company on December 19, 2005. In addition, the Company issued a warrant for the purchase of 375,000 shares of common stock, with an exercise price of $1.50, based on 125% of the closing price of the Company’s common stock on December 19, 2005. The warrant is not exercisable for the first six months and has a term of five years. Prior to the Redemption, the Series E Preferred Stock was redeemable in full in the amount of $1,000,000 in July 2006, if not previously converted to common stock.
          As a result of the Redemption in the quarter ended December 31, 2005, the Company recorded the excess of the fair value of the consideration issued to Laurus ($1,337,500) over the carrying amount of the Series E Preferred Stock ($957,003) as preferred stock dividends and an increase in paid-in-capital. The stock issued to Laurus was valued based on a 10 percent discount to market price of JMAR’s stock and the warrants were valued based on the Black Scholes model using the following assumptions: risk-free interest rate of 4.18 percent based on estimated yields of 5-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 5 years; and expected volatility of 63 percent. The volatility is based on JMAR’s historical stock prices for the past five years, consistent with the expected life of the warrants.
          On March 28, 2006, the Company issued a new Series I Convertible Preferred Stock to replace $6,393,980 of the Series F-H Convertible Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments). The 2006 Amendments have the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) are deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2008; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through August 2008. The conversion price for the $6,393,980 of the Series F-H Preferred Stock was originally $2.00, while the new $6,393,980 of Series I Preferred Stock has a conversion price of $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of the warrants exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock. The rights and privileges of the Series I

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
Preferred Stock are the same as the Series F-H Preferred Stock, other than the conversion price and redemption payments.
          As a result of the 2006 Amendments, the Company recorded an additional discount representing the difference between the fair value of the Preferred Stock and warrants immediately prior to and after the 2006 Amendments of approximately $2.2 million valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.7 percent for the value prior to the 2006 Amendments, 4.8 percent for the value after the 2006 Amendments and 4.8 percent for the value of the warrants based on estimated yields of 1-year, 2-year and 5-year Treasury Securities, respectively; expected dividend yield of 0 percent; remaining contracted life of 10 months for the value prior to the 2006 Amendments, 28 months for the value after the 2006 Amendments and 59 months for the value of the warrants; and expected volatility of 51 percent for the value before the 2006 Amendments, 76 percent for the value after the 2006 Amendments and 81 percent for the value of the warrants. The volatility is based on JMAR’s historical stock prices for the past 10 months, 28 months and 59 months, respectively, consistent with the remaining contractual life of the preferred stock before and after the 2006 Amendments and warrants, respectively.
     If not previously converted, the Series G and I Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at March	Scheduled Redemptions
Description	31, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

     In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. As of May 8, 2006 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
     The following table summarizes the preferred stock activity for the three months ended March 31, 2006.

	Net Balance at				Net Balance
	December 31,	Discount	Exchange for	Amendment	at March 31,
Series	2005	Amortization	Series I	Fair Value	2006
F	$1,747,948	$49,515	$(1,797,463)	$—	$—
G	1,754,615	47,973	(465,210)	—	1,337,378
H	3,466,778	105,744	(3,572,522)	—	—
I	—	—	5,835,195	2,210,031	3,625,164

	$6,969,341	$203,232	$—	$2,210,031	$4,962,542

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

          All of the preferred stock and warrants (Securities) held by Laurus contain provisions that restrict the right of Laurus to convert or exercise its JMAR securities in order to limit its percentage beneficial ownership. If Laurus were to waive these beneficial ownership limitations the Securities would be convertible for or exercisable into more than 4.99% of the outstanding shares of the Company’s common stock commencing 75 days after notice of such waiver. However, Laurus has not requested such a waiver. Laurus has also agreed that none of the Securities shall be converted or exercised to the extent that conversion or exercise of the Securities would result in Laurus beneficially owning more than 19.9% of the shares of the Company’s common stock (as of various issuance dates of the securities) unless and until the Company obtains stockholder approval of such excess. Excluded from such calculation are all shares issued to Laurus upon conversion of convertible preferred stock or exercise of warrants but no longer owned by Laurus.
          Included in the loss applicable to common stock in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are preferred stock dividends of $348,947 and $381,618, respectively. The amount for 2006 and 2005 represents $145,715 and $130,154, respectively, of preferred stock dividends paid or payable in cash and $203,232 and $251,464, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 Amendment.
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
          On December 28, 2005 and January 4, 2006, the Company entered into Securities Purchase Agreements and completed the sale of $3.63 million of the Company’s common stock and warrants to nine institutional investors and four accredited individual investors (December Investors). Pursuant to the Securities Purchase Agreements, the Company issued a total of 3,025,001 shares of common stock and warrants to purchase 2,117,501 shares of common stock to the December Investors. The warrants have an exercise price of $1.44 per share and a term of five and one-half years. After expenses of the transaction and advisor’s fee, the Company received net proceeds of approximately $3.4 million, of which approximately $1.4

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
million was received after December 31, 2005 and, accordingly, is not included in the Company’s cash and cash equivalents of $5,490,789 at December 31, 2005.
(10) Earnings Per Share
          The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2006 and 2005, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of March 31, 2006 and 2005, the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 16,629,277 and 11,560,732, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.
(11) Intangible Assets
          The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 at March 31, 2006 and December 31, 2005 is related to the acquisition of SAL, Inc. in August, 2001. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year-end. As of March 31, 2006 and December 31, 2005, the Company had the following amounts related to other intangible assets:

	March 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$964,613	$500,979	$463,634	$968,768	$498,626	$470,142
Licenses	1,256,925	19,029	1,237,896	1,256,925	19,029	1,237,896

			$1,701,530			$1,708,038

          During the three months ended March 31, 2006, the Company capitalized $4,129 related to patent costs for the Sensor Products Group.
          In January 2005, the Company and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting JMAR an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. As consideration for the License Agreement, the Company issued 520,000 shares of common stock and warrants to purchase 333,333 shares of common stock with an exercise price of $1.38 per share, and a term of 5 years. The stock and warrants were valued at $1,247,897. The stock issued to PointSource was valued based on the market price of JMAR’s stock at the time the agreement was consummated and the warrants were valued based on the Black Scholes model using the following assumptions: risk-free interest rate of 3.63 percent based on estimated yields of 5-year U.S. Treasury Securites; expected dividend yield of 0 percent; expected life of 5 years; and expected volatility of 87 percent. The volatility is based on JMAR’s historical stock prices for the past five years, consistent with the expected life of the warrants. Amortization of the asset will begin upon first product shipment revenues and will be based on the units-of-production method over the life of the license.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Aggregate amortization expense of the intangible assets with determinable lives was $3,099 and $4,531 for the three months ended March 31, 2006 and 2005, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2006	$293,910
2007	391,880
2008	391,880
2009	334,304
2010	46,421
2011	46,421
Beyond	196,714

$1,701,530

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
          A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA seeks to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Unless DMEA and GDAIS change their positions, JMAR will not receive additional subcontract funding for the remainder of 2006 and beyond. The Company is not hopeful that this decision will change. The viability of the Microelectronics Division is dependent on continued funding from GDAIS/DMEA. In light of this recent development, the Company is evaluating the cost control and organizational actions it needs to take in response to the probability that the funding will not be continued.
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

          The U.S. Army Research Laboratory contract sponsored by DARPA and issued to JMAR’s Research Division has facilitated development of the Company’s Collimated Plasma Lithography (CPL) system (DARPA Contract). A total of $23.7 million has been received under this contract since 2001, including $3.5 million funded in February 2005 (the receipt of funding allows the Company to bill for costs incurred). No program funding related to the DARPA Contract is included in the United States Government’s current fiscal year budget and the Company expects no further funding under this contract.
          Through our commercial collaboration with FemtoTrace, Inc., JMAR has designed and manufactured two Alpha versions of the READ sensor, a highly sensitive chemical detection system under contract for FemtoTrace. The first Alpha has been shipped to the customer. JMAR has also designed and manufactured three Beta READ units pursuant to purchase orders received from FemtoTrace. In April 2006, JMAR and FemtoTrace entered into a Binding Memorandum of Terms of Manufacturing Agreement to set forth the material terms and conditions of an exclusive manufacturing agreement until such time as a definitive Manufacturing Agreement is executed.
Standard Products
          JMAR’s diode pumped solid state BriteLightTM Laser, developed specifically to enable the efficient production of soft X-rays using laser produced plasma, is now marketed by JMAR as a standard product for advanced laser applications. Commercial BriteLight units are presently operating in Korea and at the Lawrence Livermore National Laboratory. JMAR is carrying out manufacturing engineering to reduce production costs and to expand the addressable market for this high performance laser.
          In 2004, JMAR acquired new technology and established a Sensor Products Group to develop and field an innovative sensor for continuous, on-line, real-time monitoring of drinking water for the presence of microorganisms. The BioSentryTM successfully passed proof of concept testing and we assembled fifteen Beta units for internal testing and installation at test and evaluation sites for different applications in the first and second quarters of 2005. In early March 2005, we entered into a Technology Testing and Contingent Purchase Agreement with Olivenhain Municipal Water District (OMWD) which provides for the installation and testing of three Beta models of the BioSentry sensor at OMWD’s water treatment plant in San Diego County. We installed the first Beta test units at OMWD shortly before the end of the first quarter of 2005. If the BioSentry Beta units satisfy certain test criteria, including approval by the state regulator, OMWD has agreed to purchase three production units. In addition, in April 2005, we entered into a contract with Kimpen S.A. de C.V. (Kimpen), Mexico’s largest bottler and a subsidiary of one of Mexico’s leading beverage development and manufacturing companies (Bepensa) to install a Beta model of the BioSentry at Kimpen’s laboratory facility. After successful completion of Beta testing, Kimpen purchased two BioSentry production systems for installation in beverage production facilities. Kimpen had originally indicated that after successful testing of these two units they would purchase 15 more units, however, they recently suspended this 15 unit order due to financial constraints at Bepensa. Kimpen and JMAR have agreed to cooperate to reinstate the 15 unit order later in the year by joint selling efforts to each of 15 Bepensa beverage plants. Also, in May 2005, a leading North American cruise ship operator requested installation of the BioSentry on a cruise ship. Installation and Beta testing started in June 2005.
          In November 2005, we entered into an agreement with a major U.S. city to install in a central public facility and test the BioSentryTM for homeland security application for deliberate, harmful biological contamination of drinking water. In addition, in December 2005, the city of Wichita purchased two BioSentry systems to help protect the city’s drinking water against the possible introduction of Cryptosporidium or other harmful microorganisms. In January 2006, we entered into various representation and distributor agreements covering several market verticals.
          The four units in total ordered by Kimpen and the city of Wichita were shipped in the first quarter of 2006 and are currently undergoing installation and start-up testing.

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
          As JMAR seeks to add commercial revenues to our predominately government contract revenue base, we face a series of challenges, including technical and market risks and uncertainties associated with the development of new technologies and new products. Our product development efforts will require substantial continued investment by JMAR and we expect to face challenges in transitioning each of our new products from the proof of concept, alpha and beta stages to commercial introduction and market acceptance. See “Risk Factors” in Item 1A below and in our Annual Report in Form 10-K for more information on the risks and uncertainties faced by JMAR.
Results of Operations
     Revenues. Total revenues for the three months ended March 31, 2006 and 2005 were $2,381,399 and $1,867,331, respectively, the majority of which were contract revenues. Revenues for the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Research Division	$512,203	$479,429
Vermont Operations	691,921	637,258
Microelectronics Division	1,163,874	750,644
Sensor Products Group	13,401	—

	$2,381,399	$1,867,331

          The increase in revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily attributable to an increase of $413,230 in contract revenues at the Microelectronics Division primarily related to a contract received late in 2005, and an increase of $386,632 in revenues of the NAVAIR Contract. Offsetting these increases was a sale in the amount of $350,000 of a BriteLight system to Lawrence Livermore National Laboratories in 2005 and a decrease of $73,504 related to the READ program. As mentioned above, in March 2006, GDAIS informed the Company that DMEA seeks to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for a prime contractor. Unless DMEA and GDAIS change their positions, JMAR will not receive additional subcontract funding for the remainder of 2006 and beyond. The Company is not hopeful that this decision will change. The viability of the Microelectronics Division is dependent on continued funding from GDAIS/DMEA. In light of this recent development, the Company is evaluating the cost control and organizational actions it needs to take in response to the probability that the funding will not be continued. These actions may result in asset impairment charges and reserves in 2006.
          Losses. The net loss for the three months ended March 31, 2006 and 2005 was $(2,260,237) and $(1,691,449), respectively. The loss from operations for those same periods was $(2,232,563) and $(1,645,228), respectively. Included in the net loss for the three months ended March 31, 2006 and 2005 are costs invested in product development (see further discussion below) of $1,000,680 and $801,982, respectively. In addition, as a result of the adoption of SFAS No. 123(R) on January 1, 2006, there is a non-cash compensation charge of $114,605 in 2006.
          Gross Margins. Gross margins for the three months ended March 31, 2006 and 2005 were 14.6% and 30.0%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The decrease in the gross margin for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily due to the commercial sale in 2005 of a BriteLight system by the Research Division, and additional costs incurred in 2006 related to the READ product due to delays in the completion of the Alpha and Beta units. Although it is expected to be less of a percentage in 2006 compared to 2005, the majority of the Company’s revenues for 2006 will be derived from contracts, so gross margins are expected to continue at similar levels increased somewhat by higher gross margins expected later in 2006 from sales of BioSentry products. The Company is investing in new product development activities that it believes will lead to higher margin products in the future.
          Selling, General and Administrative (SG&A). SG&A expenses for the three months ended March 31, 2006 and 2005 were $1,579,224 and $1,403,702, respectively. The increase in SG&A expenses in 2006 compared to 2005 was primarily attributable to a non-cash compensation charge of $107,445 resulting from the adoption of SFAS No. 123(R) on January 1, 2006.
          Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $791,968 and $450,081 for the three months ended March 31, 2006 and 2005, respectively. The increase in customer-funded RD&E expenditures for the three months ended March 31, 2006 primarily consists of an increase of $313,692 related to the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $1,000,680 and $801,982 for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 is primarily due to product development related to BioSentry.
          Total RD&E expenditures for the three month periods were $1,792,648 and $1,252,063 for 2006 and 2005, respectively. Total RD&E expenditures as a percentage of revenues were 75.3% and 67.1% for the three months ended March 31, 2006 and 2005, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
          JMAR has been implementing its strategy to balance, diversify and expand its revenue base through new product development and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company started product development on the BioSentry product line, and during the third quarter of 2004, the Company initiated the product development of the X-ray Microscope and X-ray Nano Probe product lines. As a result, the Company expects Company-funded RD&E to continue to be significant in 2006 as the Company brings its new products to market.
          Interest and Other Expense. Interest and other expense for the three months ended March 31, 2006 and 2005 was $61,711 and $83,512, respectively. Included in interest expense for the three months ended March 31, 2006 and 2005 is $38,316 and $64,094 related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
          Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 are preferred stock dividends of $348,947 and $381,618, respectively. The preferred stock dividend amounts for 2006 and 2005 consist of $145,715 and $130,154, respectively, of preferred stock dividends paid or payable in cash and $203,232 and $251,464, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 Amendment.
Liquidity and Financial Condition
          General. Cash and cash equivalents at March 31, 2006 was $3,958,389. For the last several years, we have funded our operations primarily from the sale of preferred and common stock. The decrease in cash and cash equivalents during the three months ended March 31, 2006 of $1,532,400 resulted primarily from cash used in operations of $2,713,907 (primarily related to operating losses and an increase in current assets, primarily accounts receivable) and payment of preferred stock dividends of $147,737, offset in part by net proceeds from the issuance of common stock of $1,357,281.
          JMAR’s operations will continue to use cash in 2006 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. As a result of the financing activity discussed below, management believes that the Company has adequate resources to fund working capital requirements and product development through December 31, 2006. See further discussion in footnote 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A below. Working capital as of March 31, 2006 and December 31, 2005 was $3,636,452 and $4,036,601, respectively. The decrease in working capital is primarily due to the Company’s losses and payment of preferred stock dividends, offset in part by gross proceeds from the issuance of common stock of approximately $1.4 million.
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
          As a result of the completion of the February 2005 Offering, the PointSource Investors (see “License Agreements”, below) were offered the right to purchase a total of 53,548 shares of common stock (Additional Shares) and warrants to purchase 20,081 shares of common stock with an exercise price of $1.73 per share (Additional Warrants) for a total purchase price of $66,400. In mid-February, 2005, the PointSource Investors purchased the Additional Shares and Additional Warrants for $66,400.
          On December 28, 2005 and January 4, 2006, the Company entered into Securities Purchase Agreements and completed the sale of $3.63 million of the Company’s common stock and warrants to nine institutional investors and four accredited individual investors (December Investors). Pursuant to the Securities Purchase Agreements, the Company issued a total of 3,025,001 shares of common stock and warrants to purchase 2,117,501 shares of common stock to the December Investors. The warrants have an exercise price of $1.44 per share and a term of five and one-half years. After expenses of the transaction and the advisor’s fee, the Company received net proceeds of approximately $3.4 million, of which approximately $1.4 million was received after December 31, 2005 and, accordingly, is not included in the Company’s cash and cash equivalents of $5,490,789 at December 31, 2005.
          Issuances of Preferred Stock. On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendments). The 2005 Amendments provided for 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; 2) the grant of a right to the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s common stock valued at a 15% discount to the then market price (this provision was eliminated in a subsequent amendment described below); and 3) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock were scheduled to recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments would be reduced to the extent that there were conversions of the Preferred Stock into common stock. On October 20, 2005, the Company entered into agreements with Laurus to further amend the Company’s Series E, F, G and H Convertible Preferred Stock to 1) delete the provision described above allowing the Company to elect to pay the originally scheduled monthly redemption payments with shares of the Company’s common stock, and 2) delete the provision that allowed Laurus to convert the Series E, F, G and H Convertible Preferred Stock at a 20% discount to the then market price upon default of the Series E, F, G and H Convertible Preferred Stock.
          On December 22, 2005, the Company entered into a Securities Purchase Agreement with Laurus whereby in exchange for and in complete cancellation (Redemption) of all of the remaining $1,000,000 of Series E Preferred Stock, the Company issued 1,041,667 shares of the Company’s common stock, valued at a discount to the closing stock price of the Company on December 19, 2005. In addition, the Company issued a warrant for the purchase of 375,000 shares of common stock, with an exercise price of $1.50, based on 125% of the closing price of the Company’s common stock on December 19, 2005. The warrant is not exercisable for the first six months and has a term of five years. Prior to the Redemption, the Series E Preferred Stock was redeemable in full in the amount of $1,000,000 in July 2006, if not previously converted to common stock.
          On March 28, 2006, the Company issued a new Series I Convertible Preferred Stock to replace $6,393,980 of the Series F-H Convertible Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments). The 2006 Amendments have the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) are deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2008; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through August 2008. The conversion price for the $6,393,980 of the Series F-H Preferred Stock was originally $2.00, while the new $6,393,980 of Series I Preferred Stock has a conversion price of $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of the warrants exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock. The rights and privileges of the Series I Preferred Stock are the same as the Series F-H Preferred Stock, other than the conversion price and redemption payments.
          In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. As of May 8, 2006 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
          If not previously converted to common stock, the outstanding amount of Series G and I Preferred Stock must be redeemed in cash (or it could be redeemed with common stock if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) at various amounts and dates (see below under “Commitments”). Conversions to equity are offset against the required repayments.

          The shares of common stock issuable to Laurus under all of the preferred stock and warrants described above have been included in registration statements declared effective by the Securities and Exchange Commission, except for the two warrants exercisable into 458,181 shares of common stock.
          Working Capital Line. In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus. The term of the Working Capital Line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line) (see below). The Working Capital Line allowed the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula were allowed, however, with the consent of Laurus. Laurus could convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock was in excess of the Conversion Price. The Company could convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averaged 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the Working Capital Line had been converted.
          The interest rate on the Working Capital Line was equal to the prime rate plus 0.75 percent, subject to a floor of 5.00 percent. The Working Capital Line required that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio was defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations.
          On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (7.75% at March 31, 2006) plus 2 percent. Accrued interest is payable monthly. The available borrowings under the 2006 Working Capital Line were approximately $1 million at March 31, 2006, of which $116,088 was borrowed and outstanding at March 31, 2006. The 2006 Working Capital Line terminates in March 2008.
          Cash Used in Operations. Cash used in operations was $2,713,907 for the three months ended March 31, 2006 compared to $151,530 for the three months ended March 31, 2005. The loss net of non-cash items (depreciation, amortization, debt discount, services received in exchange for common stock or options and asset write-downs) was $1,979,012 and $1,508,574 for the three months ended March 31, 2006 and 2005, respectively. The higher use of cash related to the loss net of non-cash items in 2006 is primarily due to higher product development costs in 2006 compared to 2005 of $191,538, and lower gross profit in 2006 compared to 2005 of $213,115. Product development expenditures will continue to be significant in 2006 as the Company brings its new products to market. Adversely impacting cash flow from operations in 2006 were increases in current assets of $694,286, primarily accounts receivable of $411,462. Helping cash flow from operations for the three months ended March 31, 2005 was a reduction in accounts receivable of $1,479,127 primarily related to the receipt of $3,508,000 in funding on the DARPA Contract in February 2005.
          Cash Used in Investing Activities. For the three months ended March 31, 2006, cash used in investing activities, primarily capital expenditures, was $35,125 compared to $65,527 for the three months ended March 31, 2005. The Company expects a decrease in capital expenditures in 2006 due to non-recurring costs incurred in 2005 related to the consolidation and expansion of its three San Diego facilities into one location and the implementation of a new ERP system in 2005 related to the ramp-up of manufacturing at the Vermont Operations.
          Cash Provided by Financing Activities. For the three months ended March 31, 2006, cash provided by financing activities was $1,216,632 compared to $3,490,808 for the three months ended March 31, 2005. Net proceeds from the sale of common stock were $1,357,281 and $3,907,943 in 2006 and 2005, respectively. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Preferred stock dividends in 2006 and 2005 were $147,737 and $183,802, respectively.
          Stockholders’ Equity. In order to retain our listing on the NASDAQ Capital Market, we are required to maintain (i) stockholders’ equity of $2.5 million, or (ii) market value of common stock of $35 million. As of March 31, 2006, our stockholder’s equity was $6,099,883. As of May 8, 2006, the market value of our common stock was approximately $27 million. Although our stockholders’ equity is currently in excess of the $2.5 million minimum requirement to maintain our listing, continued losses without increases in equity could cause the Company to fall below this NASDAQ requirement and if the market value of our common stock is below $35 million at that time, we would be required to come into compliance or face delisting. The failure to maintain our listing on the NASDAQ Capital Market would have an adverse effect on our stock price and our ability to raise funds in the future.
Commitments
          Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of March 31, 2006 are as follows (2006 is for nine months) (unaudited):

	2006	2007	2008	2009	2010	Thereafter	Total
Leases	$536,300	$715,412	$530,495	$373,797	$371,233	$715,514	$3,242,751
Deferred compensation	210,321	275,297	185,955	56,003	—	—	727,576

	$746,621	$990,709	$716,450	$429,800	$371,233	$715,514	$3,970,327

          The leases are primarily for facilities. The deferred compensation is presented at the total amount to be paid, whereas the liability has been discounted for financial reporting purposes.
Preferred Stock Redemption Obligations
     Excluded from the above table are redemption obligations under Series G and I Preferred Stock. Also excluded from the above table is the Company’s $3 million 2006 Working Capital Line, as to which $116,088 was outstanding at March 31, 2006. If not previously converted, the Series G and I Preferred Stock must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at March	Scheduled Redemptions
Description	31, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

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
          On February 10, 2006, JMAR and Colorado State University Research Foundation (CSURF) as agent for Colorado State University entered into a License Agreement for the use of CSURF’s discharge pumped soft X-ray laser technology, developed under the auspices of the National Science Foundation’s Engineering Research Center for Extreme Ultraviolet Science and Technology. The laser produces high-intensity radiation at a wavelength shorter than any other laser on the market today and complements JMAR’s Laser Produced Plasma X-ray source that produces shorter wavelengths still. The License Agreement calls for an up-front payment of $10,000 on December 31, 2006; a royalty of 3% of net sales for the first $1 million in net sales and then 2% thereafter; and a minimum annual royalty of $10,000 starting for calendar years after the year in which the first commercial sales are made. In addition, as part of the License Agreement, the Company agreed to enter into a sponsored research agreement with CSURF valued at $64,000 to demonstrate the applicability of the technology as a nanoprobe source.
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
Beneficial Conversion Feature and Warrant Valuation
          In accordance with Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 98-5 and FASB EITF No. 00-27, the Company records a beneficial conversion feature (BCF) related to the issuance of convertible preferred stock and convertible debt that have conversion features at fixed rates that are in the money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method.
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

Stock-Based Compensation Expense
          Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, the Company recognizes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation expense in accordance with APB No. 25, and provided proforma disclosure amount in accordance with SFAS No. 123, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.
          The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 3 to the Consolidated Financial Statements for a further discussion on stock-based compensation.
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
          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of March 31, 2006 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

          There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
          The Company is not an “accelerated filer” (i.e. the Company’s public float is below $75 million) and if it remains a non-accelerated filer for fiscal year 2006, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not be applicable to the Company until the fiscal year ended December 31, 2007. If the Company’s public float is $75 million or more on June 30, 2006, however, then the Section 404 internal control requirements will be applicable for the fiscal year ended December 31, 2006. Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
          In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005 for a description of other risk factors relevant to the Company’s business and investment in the Company’s securities.
Our cash requirements are significant and if we do not generate sufficient funds from operations or obtain additional financing we may be unable to continue our present product development activities.
          Our cash requirements have been and will continue to be significant. Our cash used in operating activities for the three months ended March 31, 2006 and for the years ended December 31, 2005 and 2004 was $2,713,907, $4,604,174 and $4,458,323, respectively. These negative cash flows are primarily related to operating losses, discontinued operations, and fluctuations in working capital items.
          We will continue to use cash in 2006 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. We completed a $3.63 million financing in December 2005 and January 2006 (December 2005 Offering), but we will require additional financing in 2007 to complete or accelerate the development of some of our high value emerging new products and for working capital requirements. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The Company’s Working Capital Line (Line) with Laurus Master Fund (Laurus) expired March 21, 2006. On March 28, 2006, the Company renewed its Working Capital Line with Laurus. Also on March 28, 2006, the Company issued a new Series of Preferred Stock to Laurus in exchange for $6,393,980 of the $7,850,000 Series F, G and H Preferred Stock, resulting in a deferral until August 2007 through August 2008 of the redemption payments originally due under the Company’s Series F-H Preferred Stock. These redemption payments were originally due starting August 2006 through February 2007. Management believes that with the $3.63 million financing and the transactions with Laurus, the Company has adequate resources to fund working capital requirements and product development through December 31, 2006.
The failure to maintain shareholder’s equity above $2.5 million or market capitalization of $35 million or to sustain a minimum share price of $1.00 per share could result in delisting of our shares on the NASDAQ Stock Market.
          In order to retain our listing on the NASDAQ Capital Market, we are required to maintain (i) stockholders’ equity of $2.5 million, or (ii) market value of common stock of $35 million. As of March 31, 2006, our shareholders’ equity was $6,099,883. As of May 8, 2006, the market value of our common stock was approximately $27 million. Although our shareholders’ equity is currently in excess of the $2.5 million minimum requirement to maintain our listing, continued losses without increases in equity could cause us to fall below this NASDAQ requirement, and if the market value of our common stock is below $35 million at that time, we would be required to come into compliance or face delisting. In order to retain our listing on the NASDAQ Capital Market, we must also maintain a minimum bid price of $1.00 per share for at least 30 consecutive trading days. If the bid price falls below the $1.00 minimum for more than 30 trading days, we will have 180 days to satisfy the $1.00 minimum bid price for a period of at least 10 trading days. Our stock traded below this $1.00 minimum for the 30 trading days from March 30, 2006 to May 11, 2006 and on May 12, 2006, the Company received notification from Nasdaq of this violation. If we are delisted from Nasdaq, the Company’s shares would most likely be quoted on the OTC Bulletin Board and this would adversely affect the liquidity in our shares and could have a significant negative impact on our stock price.
A substantial portion of our current revenue depends on sales to a few customers.
          A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA. This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA does not want to provide the additional funding required to support the costs imposed by both JMAR and GDAIS on the DMEA Contract and that the funding will only be sufficient to provide for one contractor. Unless DMEA and GDAIS change their positions, JMAR will not receive additional subcontract funding for the remainder of 2006 and beyond. The Company is not hopeful that this decision will change. The viability of the Microelectronics Division is dependent on continued funding from GDAIS/DMEA. In light of this recent development, the Company is evaluating the cost control and organizational actions it needs to take in response to the probability that the funding will not be continued. These actions may result in asset impairment charges and reserves in 2006 which would increase our losses and could have an adverse effect on our stock price.
Recent management changes could create uncertainty among our customers, employees and shareholders.
          The Company’s Board of Directors recently took action to replace the CEO with a new CEO. Although the Board believes that this action will result in positive changes to the Company’s business and financial performance in the long-term, there may be adverse impacts in the short-term as a result of further changes in the operations and business plans of the Company. To the extent there are any such changes, this could result in uncertainties regarding the ultimate consequences of such actions among our shareholders, employees and customers.
Item 6.  Exhibits.

Exhibit 10.1	Subcontract, dated February 27, 2006, among the Company and General Dynamics Advanced Information Systems, Inc.

Exhibit 10.2	Secured Non-Convertible Revolving Note, dated March 28, 2006, executed by the Company in favor of Laurus Master Fund, Ltd.

Exhibit 10.3	Common Stock Purchase Warrant issued on March 28, 2006 to Laurus Master Fund, Ltd. in connection with Secured Non-Convertible Revolving Note.

Exhibit 10.4	Common Stock Purchase Warrant issued on March 28, 2006 to Laurus Master Fund, Ltd. in connection with Secured Non-Convertible Revolving Note.

Exhibit 10.5	Securitities Exchange Agreement, dated March 28, 2006, among the Company and Laurus Master Fund, Ltd.

Exhibit 10.6	Certificate to Set Forth Designations of Series I Convertible Preferred Stock, dated March 28, 2006, between the Company and Laurus Master Fund, Ltd.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

May 12, 2006	By:	/s/ C. Neil Beer

C. Neil Beer, Chief Executive Officer
and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer