Form 10-Q
period 2006-06-30
JMAR TECHNOLOGIES INC
filed 2006-08-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 8, 2006).
Common Stock, $.01 par value: 39,415,644 shares

INDEX

Page #
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2006 (unaudited) and December 31, 2005	2

Consolidated Statements of Operations (unaudited) — Three months and six months ended June 30, 2006 and 2005	3

Consolidated Statements of Cash Flows (unaudited) — Six months ended June 30, 2006 and 2005	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. N/A

Item 1A. Risk Factors	32

Item 2. N/A

Item 3. N/A

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. N/A

Item 6. Exhibits	34
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I — FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,389,619	$5,490,789
Accounts receivable	1,687,097	1,640,369
Inventories	438,370	435,905
Prepaid expenses and other	387,989	489,691

Total current assets	5,903,075	8,056,754
Property and equipment, net	1,509,596	1,756,452
Intangible assets, net	1,717,530	1,708,038
Other assets	416,648	380,768
Goodwill	4,415,932	4,415,932

TOTAL ASSETS	$13,962,781	$16,317,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,554,708	$1,393,272
Accrued liabilities	808,903	574,652
Accrued payroll and related costs	693,970	914,195
Billings in excess of costs incurred	63,187	774,675
Current portion of notes payable and other liabilities, net	1,624,056	162,351
Deferred rent	190,807	201,008

Total current liabilities	4,935,631	4,020,153

Notes payable and other long-term liabilities, net of current portion	604,055	773,222
Redeemable convertible preferred stock, 785,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005, net of unamortized discount of $2,738,463 and $880,659, respectively	5,111,537	6,969,341
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 785,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005 included in redeemable convertible preferred stock above	—	—

Common stock, $.01 par value; 80,000,000 shares authorized; 39,349,688 shares issued and outstanding as of June 30, 2006 and 38,823,158 shares issued and outstanding as of December 31, 2005	393,497	388,231
Additional-paid in capital	83,844,905	79,589,931
Accumulated deficit	(80,926,844)	(75,422,934)

Total stockholders’ equity	3,311,558	4,555,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,962,781	$16,317,944

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005
and Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$3,063,156	$2,714,680	$5,444,555	$4,582,011
Costs of revenues	2,572,515	2,043,021	4,606,573	3,349,896

Gross profit	490,641	671,659	837,982	1,232,115

Operating expenses:
Selling, general and administrative	1,981,679	1,704,713	3,553,704	3,116,014
Research and development	977,232	595,495	1,977,912	1,397,477
Asset writedowns	31,868	99,218	39,067	99,218

Total operating expenses	2,990,779	2,399,426	5,570,683	4,612,709

Loss from operations	(2,500,138)	(1,727,767)	(4,732,701)	(3,380,594)
Interest and other income	17,083	43,815	51,120	81,106
Interest and other expense	(105,948)	(73,844)	(167,659)	(149,757)

Net loss	(2,589,003)	(1,757,796)	(4,849,240)	(3,449,245)
Deemed preferred stock dividends	(305,723)	(432,186)	(654,670)	(813,804)

Loss applicable to common stock	$(2,894,726)	$(2,189,982)	$(5,503,910)	$(4,263,049)

Basic and diluted loss per share applicable to common stock	$(0.07)	$(0.06)	$(0.14)	$(0.12)

Shares used in computation of basic and diluted loss per share	39,340,328	35,199,784	39,321,380	34,454,218

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(4,849,240)	$(3,449,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and debt discount	338,887	314,771
Services received in exchange for common stock or options	241,807	55,700
Asset write-downs	39,067	99,218
Change in assets and liabilities:
Accounts receivable	(46,728)	657,675
Inventories	(2,465)	7,361
Prepaid expenses and other	(70,418)	495,903
Billings in excess of costs incurred	(711,488)	(500,039)
Accounts payable and accrued liabilities	180,750	(221,151)
Changes in net assets and liabilities of discontinued operations	—	(214,643)

Net cash used in operating activities	(4,879,828)	(2,754,450)

Cash flows from investing activities:
Capital expenditures	(32,480)	(179,029)
Payments of note payable of discontinued operations	—	(35,000)
Additions of intangible assets and other assets	(43,591)	(133,988)

Net cash used in investing activities	(76,071)	(348,017)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,336,474	3,866,168
Cash payments of preferred stock dividends	(302,938)	(319,806)
Preferred stock redemptions	—	(233,333)
Net borrowings under line of credit	1,821,193	—

Net cash provided by financing activities	2,854,729	3,313,029

Net increase (decrease) in cash and cash equivalents	(2,101,170)	210,562
Cash and cash equivalents, beginning of period	5,490,789	6,599,588

Cash and cash equivalents, end of period	$3,389,619	$6,810,150

Cash paid for interest	$28,744	$14,934

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the six months ended June 30, 2006 and 2005, the Company recorded a discount of $2,210,031 and $1,066,803, respectively, representing the difference between the fair value of the Convertible Preferred Stock and warrants immediately prior to and after the March 28, 2006 and February 1, 2005 amendments, respectively (see Note 9). Also, during the six months ended June 30, 2006, the Company recorded a discount of $471,926 representing the fair value of warrants issued in connection with the 2006 Working Capital Line (see Note 8). In addition, during the six months ended June 30, 2005, the Company recorded $1,247,897 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 in exchange for common stock and warrants (see Note 11).
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
     JMAR is a leading innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government.
     JMAR’s flagship product, BioSentry™, is a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.
     JMAR’s pursuit of leading edge products also targets nanotechnology, bioscience and the semiconductor industries with its BriteLight™ laser; X-ray Microscope for 3D visualization of single cells and polymers; and X-ray NanoProbe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs key strategic alliances for the production of a hazardous materials chemical sensor, and the prototyping and production of a nanoparticle ultra-thin coating system.
     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $4,849,240, $8,032,803 and $5,632,140 for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, respectively, and losses are expected for the foreseeable future. In addition, our revenues declined to $9,163,520 from $10,059,839 for the years ended December 31, 2005 and 2004, respectively. We had negative operating cash flow for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 of $4,879,828, $4,604,174 and $4,458,323, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash in 2006 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. Management believes that it has adequate resources to fund its operations through December 31, 2006. However, the Company has determined that it will require additional financing to complete or accelerate the development of some of its emerging new products and for working capital requirements in

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2007. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2006. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets.
     In March 2006, GDAIS informed the Company that DMEA seeks to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS for the remainder of 2006 and beyond. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. The Company is currently completing the administrative run-off aspects of the GDAIS Contract including billing and collection of receivables, payments to vendors, and government audits. Upon completion of the run-off activities, the Company will reflect the Microelectronics Division as a discontinued operation.
     In order to retain our listing on the NASDAQ Capital Market, we are required to maintain (i) stockholders’ equity of $2.5 million, or (ii) market value of common stock of $35 million. As of June 30, 2006, our stockholders’ equity was $3,311,558. As of August 8, 2006, the market value of our common stock was approximately $21 million. Although our stockholders’ equity is currently in excess of the $2.5 million minimum requirement to maintain our listing, continued losses without increases in equity will cause the Company to fall below this NASDAQ requirement and if the market value of our common stock is below $35 million at that time, we would be required to come into compliance or face delisting. The failure to maintain our listing on the NASDAQ Capital Market would have an adverse effect on our stock price and our ability to raise funds in the future.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial statements.
     In December 2004, the FASB issued SFAS No. 153, ”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.
     In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company does not believe that FIN 48 will have a material impact on its financial statements.
(3) Stock-Based Compensation Plans
     The Company has six stock option plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are the only shareholder-approved stock option plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to non-plan option agreements with several individuals. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following proforma amounts for the three and six months ended June 30, 2005 (unaudited):

		Three Months Ended	Six Months Ended June
		June 30, 2005	30, 2005
Loss applicable to common stock:	As Reported	$(2,189,982)	$(4,263,049)
Stock based compensation expense		(140,802)	(262,934)

	Proforma	$(2,330,784)	$(4,525,983)

Basic and diluted loss per share:	As Reported	$(0.06)	$(0.12)
Stock based compensation expense		(0.01)	(0.01)

	Proforma	$(0.07)	$(0.13)

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method (see Note 2). Included in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 is a compensation charge of $88,207 and $202,812, respectively, related to the adoption of SFAS No. 123(R). Of this amount, $67,072 and $174,517, respectively, is included in “selling, general and administrative” and $21,135 and $28,295, respectively, is included in “research and development” in the accompanying Consolidated Statements of Operations. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: risk-free interest rate of approximately 4.91 percent in 2006 and 4.10 percent in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years in 2006 and 6 years in 2005 based upon the historical life of options. For grants in 2006 and 2005, the expected volatility used was 85 to 97 percent and 256 percent, respectively, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Grants pursuant to the 1999 Plan generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     A summary of option activity under all of the above plans as of June 30, 2006, and changes during the six months then ended is presented in the table below:

			Wtd. Avg.
			Remaining	Aggregate
		Wtd. Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
Outstanding at January 1, 2006	3,162,610	$2.11
Granted	344,095	$0.79
Exercised	(65,700)	$1.09
Forfeited	(966,200)	$1.26

Outstanding at June 30, 2006	2,474,805	$2.58	5.2 years	$—

Vested and expected to vest	2,422,804	$2.61	5.1 years	$—

Exercisable at June 30, 2006	1,736,176	$2.58	3.6 years	$—

     A summary of the status of the Company’s non vested options at June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted-average
	Shares	grant-date fair value
Nonvested at December 31, 2005	815,657	$1.21
Granted	344,095	$0.55
Vested	(216,123)	$1.26
Forfeited	(205,000)	$0.96

Non-vested at June 30, 2006	738,629	$0.97

     The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 and 2005 was $156,000, $187,994, $189,143 and $558,454, respectively. There were no options exercised in the three months ended June 30, 2006 and the total intrinsic value of options exercised during the six months ended June 30, 2006 was $5,749. There was no cash received from options exercised for the three and six months ended June 30, 2006. There were 65,700 options exercised in the three and six months ended June 30, 2005. The stock based compensation unrecognized expense for future periods as of June 30, 2006 is approximately $590,146 with a weighted average remaining vesting period of 1.7 years.
(4) Accounts Receivable
     At June 30, 2006 and December 31, 2005, accounts receivable consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Billed	$1,297,546	$1,240,922
Unbilled	608,802	399,447

	1,906,348	1,640,369
Less-allowance for doubtful accounts	(219,251)	—

	$1,687,097	$1,640,369

     All unbilled receivables at June 30, 2006 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at June 30, 2006 includes $54,742 related to withheld fees for prior

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
contracts to be billed pending DCAA audit and $554,060 related to the normal billing cycle and timing of billings. In addition, included in the long-term “other assets” on the accompanying Consolidated Balance Sheet is $111,882 of withheld fees from the Company’s DARPA Contract that it expects to receive upon completion of the contract and final DCAA audit. The allowance for doubtful accounts at June 30, 2006 relates to accounts receivable from FemtoTrace, Inc.
(5) Inventories
     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2006 and December 31, 2005, inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Raw materials, components and sub-assemblies	$170,730	$194,539
Work-in-process	14,351	77,692
Finished goods and demonstration units	253,289	163,674

	$438,370	$435,905

(6) Property and Equipment
     At June 30, 2006 and December 31, 2005, property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
	(Unaudited)
Equipment and machinery	$2,904,750	$2,919,640
Software	599,752	590,446
Furniture and fixtures	382,506	388,234
Leasehold improvements	871,403	862,050

	4,758,411	4,760,370
Less-accumulated depreciation	(3,248,815)	(3,003,918)

	$1,509,596	$1,756,452

     Included in leasehold improvements is $546,000 of gross proceeds for lease incentives the Company received from its landlords. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $478,691, $365,516 is included in “notes payable and other long-term liabilities” and the balance of $113,175 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet as of June 30, 2006.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
JMAR believes that this instrument family will provide the ability to carry out chemical analysis, chemical vapor deposition and erosions at resolutions down to 20 nanometers.
     New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.
     Vermont Operations — Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. The Vermont Operations also performs funded contract research and development for DARPA and NAVAIR. During the six months ended June 30, 2006 and 2005, the Research Division/Vermont Operations segment accounted for approximately 46% and 62%, respectively, of the Company’s revenues.
Microelectronics Division
     This segment provides process integration and maintenance support for the Defense Microelectronics Activity’s semiconductor fabrication facility in McClellan, California. During the six months ended June 30, 2006 and 2005, this segment accounted for approximately 54% and 38%, respectively, of the Company’s revenues. This segment will be treated as discontinued operations later in 2006 (see footnote 12).
Sensor Products Group
     This segment’s first product is the BioSentryTM sensor, a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. During the six months ended June 30, 2006, this segment accounted for less than 1% of the Company’s revenues. This segment had no revenues for the six months ended June 30, 2005.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Segment information for the three and six months ended June 30, 2006 and 2005 is as follows:

				Sensor
	Research	Vermont	Microelectronics	Products
	Division	Operations	Division	Group	Corporate	Total
Six Months Ended June 30, 2006:
Revenues	$865,742	$1,618,285	$2,937,127	$23,401	$—	$5,444,555
Operating loss	(1,147,759)	(673,387)	(480,102)	(2,220,759)	(210,694)	(4,732,701)
Asset writedowns	(34,420)	—	—	(4,647)	—	(39,067)
Total assets	1,041,676	5,132,441	1,359,919	1,734,339	4,694,406	13,962,781
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	—	1,242	4,056	9,945	17,237	32,480
Depreciation & amortization	49,347	14,448	75,695	11,951	187,446	338,887

Three Months Ended June 30, 2006:
Revenues	353,539	926,364	1,773,253	10,000	—	3,063,156
Operating loss	(515,905)	(389,177)	(203,004)	(1,297,320)	(94,732)	(2,500,138)
Asset writedowns	(30,216)	—	—	(1,652)	—	(31,868)
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	—	—	—	—	1,484	1,484
Depreciation & amortization	24,714	7,233	40,494	6,222	107,681	186,344

Six Months Ended June 30, 2005:
Revenues	1,140,332	1,714,224	1,727,455	—	—	4,582,011
Operating loss	(984,540)	(465,277)	(652,482)	(1,179,068)	(99,227)	(3,380,594)
Asset writedowns	(99,218)	—	—	—	—	(99,218)
Depreciation & amortization	50,654	14,320	49,616	3,534	196,647	314,771
Total assets	1,665,109	4,318,915	1,746,190	2,926,827	7,025,274	17,682,315
Goodwill	—	4,415,932	—	—	—	4,415,932
Capital expenditures	9,275	50,221	3,630	12,277	103,626	179,029

Three Months Ended June 30, 2005:
Revenues	660,903	1,076,966	976,811	—	—	2,714,680
Operating loss	(538,165)	(162,410)	(306,333)	(662,538)	(58,321)	(1,727,767)
Asset writedowns	(99,218)	—	—	—	—	(99,218)
Depreciation & amortization	25,842	6,718	25,683	1,980	96,523	156,746
Capital expenditures	7,560	50,221	3,630	10,760	59,994	132,165
     The asset writedowns for 2006 of $39,067 is for patent costs. The asset writedowns for 2005 of $99,218 include $74,021 for license costs and $25,197 for patent costs.
     Sales to the United States Government totaled $1,183,849, $2,267,617, $1,226,675 and $1,847,854 for the three and six months ended June 30, 2006 and 2005, respectively. In addition, sales to General Dynamics Advanced Information Systems were $1,721,956, $2,870,395, $976,811 and $1,727,455 for the three and six months ended June 30, 2006 and 2005, respectively.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Working Capital Line had been converted, at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock.
          On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of June 30, 2006 there was $1,821,193 outstanding under the 2006 Working Capital Line, including a $1,000,000 Overadvance. The Overadvance was paid by the Company in July.
          In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 240,000 vest in March 2007 based on the average borrowings under the 2006 Working Capital Line. Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the 458,181 warrants based on the Black Scholes pricing model using the following assumptions: risk–free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants.
(9) Equity Transactions
     a. Laurus Preferred Stock and Warrants
          On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendments). The 2005 Amendments provided for, among other things, 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; and 2) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock were scheduled to recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments would be reduced to the extent that there were conversions of the Preferred Stock into common stock.
          As a result of the 2005 Amendments, the Company recorded an additional discount representing the difference between the fair value of the Preferred Stock immediately prior to and after the 2005 Amendment of approximately $1.1 million valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.23 percent based on estimated yields of 2-year U.S. Treasury Securities; expected dividend yield of 0 percent; remaining contractual life of 2 years; and expected volatility of 108 percent. The volatility is based on JMAR’s historical stock prices for the past two years, consistent with the remaining contractual life of the preferred stock. This amount was recorded during the first quarter of fiscal year 2005 as a reduction of preferred stock and is amortized to preferred stock dividends over the earlier of the redemption payment period or the conversion dates.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     As a result of the 2006 Amendments, the Company recorded an additional discount representing the difference between the fair value of the Preferred Stock and warrants immediately prior to and after the 2006 Amendments of approximately $2.2 million valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.7 percent for the value prior to the 2006 Amendments, 4.8 percent for the value after the 2006 Amendments and 4.8 percent for the value of the warrants based on estimated yields of 1-year, 2-year and 5-year Treasury Securities, respectively; expected dividend yield of 0 percent; remaining contractual life of 10 months for the value prior to the 2006 Amendments, 28 months for the value after the 2006 Amendments and 59 months for the value of the warrants; and expected volatility of 51 percent for the value before the 2006 Amendments, 76 percent for the value after the 2006 Amendments and 81 percent for the value of the warrants. The volatility is based on JMAR’s historical stock prices for the past 10 months, 28 months and 59 months, respectively, consistent with the remaining contractual life of the preferred stock before and after the 2006 Amendments and warrants, respectively.
     If not previously converted, the Series G and I Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at June	Scheduled Redemptions
Description	30, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. As of August 8, 2006 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
     The following table summarizes the preferred stock activity for the six months ended June 30, 2006.

	Net Balance at				Net Balance
	December 31,	Discount	Exchange for	Amendment	at June 30,
Series	2005	Amortization	Series I	Fair Value	2006
F	$1,747,948	$49,515	$(1,797,463)	$—	$—
G	1,754,615	60,246	(465,210)	—	1,349,651
H	3,466,778	105,744	(3,572,522)	—	—
I	—	136,722	5,835,195	2,210,031	3,761,886

	$6,969,341	$352,227	$—	$2,210,031	$5,111,537

     The following table summarizes the preferred stock activity for the six months ended June 30, 2005.

	Net Balance at				Net Balance
	December 31,	Amendment Fair	Discount		at June 30,
Series	2004	Value	Amortization	Redemptions	2005
E	$752,306	$79,390	$182,056	$83,333	$771,639
F	1,812,092	215,717	90,042	37,500	1,648,917
G	1,844,699	234,696	86,167	37,500	1,658,670
H	3,678,177	537,000	189,113	75,000	3,255,290

	$8,087,274	$1,066,803	$547,378	$233,333	$7,334,516

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
     Included in the loss applicable to common stock in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 are preferred stock dividends of $305,723, $654,670, $432,186 and $813,804, respectively. The amount for the three and six months ended June 30, 2006 and 2005 represents $156,728, $302,443, $136,272 and $266,426, respectively, of preferred stock dividends paid or payable in cash and $148,995, $352,227, $295,914 and $547,378, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     c. Issuances of Common Stock
          During the three and six months ended June 30, 2006 and 2005, the Company issued 42,491, 42,491, 8,706 and 11,898 shares of common stock, respectively, for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
(10) Earnings Per Share
          The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2006 and 2005, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of June 30, 2006 and 2005, the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 15,999,743 and 11,719,376, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.
(11) Intangible Assets
          The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 at June 30, 2006 and December 31, 2005 is related to the acquisition of SAL, Inc. in August, 2001. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year-end. As of June 30, 2006 and December 31, 2005, the Company had the following amounts related to other intangible assets:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	June 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$983,045	$503,411	$479,634	$968,768	$498,626	$470,142
Licenses	1,256,925	19,029	1,237,896	1,256,925	19,029	1,237,896

			$1,717,530			$1,708,038

     During the six months ended June 30, 2006, the Company capitalized $53,309 related to patent costs. The Research Division/Vermont Operations accounted for $38,172 and the Sensor Products Group accounted for $15,137.
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
     Aggregate amortization expense of the intangible assets with determinable lives was $1,685, $4,784, $13,258 and $17,789 for the three and six months ended June 30, 2006 and 2005, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2006	$196,947
2007	395,003
2008	393,051
2009	393,051
2010	76,380
2011	47,592
Beyond	215,506

$1,717,530

(12) Microelectronics Division
     A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006.
     In March 2006, GDAIS informed the Company that DMEA seeks to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS for the remainder of 2006 and beyond. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     The Company is currently completing the administrative run-off aspects of the GDAIS Contract including billing and collection of receivables, payments to vendors, and government audits. Upon completion of the run-off activities, the Company will reflect the Microelectronics Division as a discontinued operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Item 2.
Overview
     JMAR Technologies, Inc. is a leading innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government.
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
     JMAR’s flagship product, BioSentryTM, is a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.
     JMAR’s pursuit of leading edge products also targets nanotechnology, bioscience and the semiconductor industries with its BriteLightTM Laser; X-ray Microscope for 3D visualization of single cells and polymers; and X-ray Nano Probe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs key strategic alliances for the production of a hazardous materials chemical sensor, and the prototyping and production of a nanoparticle ultra-thin coating system.
Sources of Revenue
Contract Research and Development, Technical Support, and Production Programs
     The majority of the Company’s revenues have been derived as the prime contractor or subcontractor for three government contracts. These contracts have generated intellectual property owned by the Company in areas in which the Company believes there are significant commercial applications.
     A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA seeks to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS for the remainder of 2006 and beyond. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. All work under the GDAIS Contract has been completed with the exception of the administrative run-off aspects including billing and collection of receivables, payments to vendors, and government audits. The Company expects to complete the remaining run-off activities in the third quarter of 2006. Accordingly, the Company expects to reflect the Microelectonics Division as a discontinued operation starting with the quarter ended September 30, 2006.

     A contract issued to JMAR’s Vermont Operations by Naval Air Systems Command, supports continued X-ray lithography technology and infrastructure development. Under this contract, JMAR procures sub-100 nm feature size X-ray masks used in the development and production of high performance GaAs MMICs and to produce zone plate optics (NAVAIR Contract). A total of approximately $15.5 million has been received under this contract, including approximately $3.1 million funded in August 2006. The present total contract amount is $17.5 million, with incremental funding under the contract sought on an annual basis.
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
     In 2004, JMAR acquired new technology and established a Sensor Products Group to develop and field an innovative sensor for continuous, on-line, real-time monitoring of drinking water for the presence of microorganisms. The BioSentryTM successfully passed proof of concept testing and we assembled fifteen Beta units for internal testing and installation at test and evaluation sites for different applications in the first and second quarters of 2005. In early March 2005, we entered into a Technology Testing and Contingent Purchase Agreement with Olivenhain Municipal Water District (OMWD) which provided for the installation and testing of three Beta models of the BioSentry sensor at OMWD’s water treatment plant in San Diego County. We installed the first Beta test units at OMWD shortly before the end of the first quarter of 2005. If the BioSentry Beta units satisfied certain test criteria, including approval by the state regulator, OMWD agreed to purchase three production units. Testing was completed in June, 2006. The system satisfied the security portion of the application, but did not have enough sensitivity to satisfy the test criteria that would have enabled the state regulator to allow OMWD to reduce the amount of chemicals used in its water treatment process. As there currently is not a State or EPA mandate for security, OMWD has elected to delay purchases of BioSentry systems for this application until it is required or until such a time that the BioSentry performance would enable the desired treatment (cost) reduction. The Company is continuing to improve the BioSentry sensitivity and expects to be able to meet requirements set by OMWD in the future. In addition, in April 2005, we entered into a contract with Kimpen S.A. de C.V. (Kimpen), Mexico’s largest bottler and a subsidiary of one of Mexico’s leading beverage development and manufacturing companies (Bepensa) to install a Beta model of the BioSentry at Kimpen’s laboratory facility. After successful completion of Beta testing, Kimpen purchased two BioSentry production systems for installation in beverage production facilities. Kimpen had originally indicated that after successful testing of these two units they would purchase 15 more units, however, they suspended this 15 unit order due to financial constraints at Bepensa. Kimpen and JMAR have agreed to cooperate to reinstate the 15 unit order later in the year by joint selling efforts to each of 15 Bepensa beverage plants. Also, in May 2005, a leading North American cruise ship operator requested installation of the BioSentry on a cruise ship. During the quarter ended June 30, 2006, we received an order for a BioSentry for the cruise line.

     In November 2005, we entered into an agreement with the city of Anaheim to install in a central public facility and test the BioSentryTM for homeland security application for deliberate, harmful biological contamination of drinking water. The testing was successfully completed during the quarter ended June 30, 2006. In addition, in December 2005, the city of Wichita purchased two BioSentry systems to help protect the city’s drinking water against the possible introduction of Cryptosporidium or other harmful microorganisms. In January 2006, we entered into various representation and distributor agreements covering several market verticals.
     The five units in total ordered by Kimpen, the city of Wichita and the cruise line were shipped in 2006 and as of June 30, 2006 were undergoing installation and start-up testing.
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
Results of Operations
     Revenues. Total revenues for the three months ended June 30, 2006 and 2005 were $3,063,156 and $2,714,680, respectively. Total revenues for the six months ended June 30, 2006 and 2005 were $5,444,555 and $4,582,011, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Research Division	$353,539	$660,903	$865,742	$1,140,332
Vermont Operations	926,364	1,076,966	1,618,285	1,714,224
Microelectronics Division	1,773,253	976,811	2,937,127	1,727,455
Sensor Products Group	10,000	—	23,401	—

	$3,063,156	$2,714,680	$5,444,555	$4,582,011

     The increase in revenues for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 was primarily attributable to an increase of $796,442 and $1,209,672, respectively, in contract revenues at the Microelectronics Division primarily related to a contract received late in 2005 and the completion of work related to a funding of $1.9 million received in February 2006 for the GDAIS Contract. In addition, there was an increase of $174,072 and $560,704 in revenues of the NAVAIR Contract. Offsetting these increases was a decrease of $236,062 and $210,142 related to the DARPA Contract, $124,314 and $197,818 related to the READ program due to the near completion in 2006 of the 2 Alphas and 3 Betas, and $191,800 and $510,970 related to BriteLight sales. As discussed above in “Sources of Revenue”, the Company expects to reflect the Microelectronics Division as a discontinued operation starting in the third quarter of 2006.
     Losses. The net loss for the three months ended June 30, 2006 and 2005 was $(2,589,003) and $(1,757,796), respectively. The loss from operations for those same periods was $(2,500,138) and $(1,727,767), respectively. The net loss for the six months ended June 30, 2006 and 2005 was $(4,849,240) and $(3,449,245), respectively. The loss from operations for those same periods was $(4,732,701) and $(3,380,594), respectively.
     Included in the net loss for the three and six months ended June 30, 2006 are costs invested in product development (see further discussion below) of $977,232 and $1,977,912, respectively, an accounts receivable reserve of $219,251, and asset writedowns of $31,868 and $39,067, respectively. In addition, as a result of the adoption of SFAS No. 123(R) on January 1, 2006, there is a non-cash compensation charge of $88,207 and $202,812, respectively. Included in the net loss for the three and six months ended June 30, 2005 are costs invested in product development of $595,495 and $1,397,477, respectively, and asset writedowns of $99,218.
     As discussed above, all work under the GDAIS Contract has been completed with the exception of the administrative run-off activities. Upon completion of the run-off activities later in 2006, the Company will reflect the Microelectronics Division as a discontinued operation.
     Gross Margins. Gross margins for the six months ended June 30, 2006 and 2005 were 15.4% and 26.9%, respectively. Gross margins for the three months ended June 30, 2006 and 2005 were 16.0% and 24.7%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The decrease in the gross margin for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is primarily due to the commercial sale in 2005 of a BriteLight system by the Research Division, additional costs incurred in 2006 related to the READ product due to delays in the completion of the Alpha and Beta units and higher costs on the Navair Contract. The primary decrease in the gross margin for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due to higher costs on the NAVAIR Contract. The majority of the Company’s revenues for 2006 will be derived from contracts, so gross margins are expected to continue at similar levels. The Company is investing in new product development activities, primarily BioSentry, that it believes will lead to higher margin products in the future.
     Selling, General and Administrative (SG&A). SG&A expenses for the six months ended June 30, 2006 and 2005 were $3,553,704 and $3,116,014, respectively. SG&A expenses for the three months ended June 30, 2006 and 2005 were $1,981,679 and $1,704,713, respectively. The increase in SG&A expenses for the three and six months ended June 30, 2006 compared to 2005 was primarily attributable to an accounts receivable reserve of $219,251, and a non-cash compensation charge of $88,207 and $202,812, respectively, resulting from the adoption of SFAS No. 123(R) on January 1, 2006.
     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $1,125,500 and $901,447 for the three months ended June 30, 2006 and 2005, respectively, and $1,917,468 and $1,351,528 for the six-month periods ended June 30, 2006 and 2005, respectively. The increase in customer-funded RD&E expenditures for the three and six months ended June 30, 2006 primarily consists of an increase of $344,353 and $658,045, respectively, related to the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $977,232 and $595,495 for the three months ended June 30, 2006 and 2005, respectively, and $1,977,912 and $1,397,477 for the six months ended June 30, 2006 and 2005, respectively. The increase in 2006 is primarily due to product development related to BioSentry.
     Total RD&E expenditures for the three month periods were $2,102,732 and $1,496,942 for 2006 and 2005, respectively, and $3,895,380 and $2,749,005 for the six-month periods in 2006 and 2005, respectively. Total RD&E expenditures as a percentage of revenues were 68.6% and 55.1% for the three months ended June 30, 2006 and 2005, respectively, and 71.5% and 60.0% for the six months ended June 30, 2006 and 2005, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
     JMAR has been implementing its strategy to balance, diversify and expand its revenue base through new product development and to acquire or license products, technologies or businesses. Specifically, during the second quarter of 2004 the Company started product development on the BioSentry product line, and during the third quarter of 2004, the Company initiated the product development of the X-ray Microscope and X-ray Nano Probe product lines. As a result, the Company expects Company-funded RD&E to continue to be significant for the balance of 2006 as the Company brings its new products to market, particularly the BioSentry.
     Interest and Other Expense. Interest and other expense for the three months ended June 30, 2006 and 2005 was $105,948 and $73,844, respectively, and for the six months ended June 30, 2006 and 2005 was $167,659 and $149,757, respectively. Interest expense is higher in 2006 due to the utilization of the Company’s Working Capital Line and increase in the interest rate on the Working Capital Line. Included in interest expense for the three and six months ended June 30, 2006 and June 30, 2005 is $72,617, $110,933, $65,094 and $130,188, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
     Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005 are preferred stock dividends of $305,723, $654,670, $432,186 and $813,804, respectively. The preferred stock dividend amounts for the three and six months ended June 30, 2006 consist of $156,728 and $302,443, respectively, of preferred stock dividends paid or payable in cash and $148,995 and $352,227, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments. The preferred stock dividend amounts for the three and six months ended June 30, 2005 consist of $136,272 and $266,426, respectively, of preferred stock dividends paid or payable in cash and $295,914 and $547,378, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 Amendment.
Liquidity and Financial Condition
     General. Cash and cash equivalents at June 30, 2006 was $3,389,619. For the last several years, we have funded our operations primarily from the sale of preferred and common stock. The decrease in cash and cash equivalents during the six months ended June 30, 2006 of $2,101,170 resulted primarily from cash used in operations of $4,879,828 (primarily related to operating losses and reduction in billings in excess of costs incurred) and payment of preferred stock dividends of $302,938, offset in part by net proceeds from the issuance of common stock of $1,336,474.

     Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2006 and 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. Management believes that the Company has adequate resources to fund working capital requirements and product development through December 31, 2006. However, the Company has determined that it will require additional financing beyond then to complete or accelerate the development of some of its emerging new products and for working capital requirements in 2007. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2006. These financing efforts could include the sale of equity or the obtaining of funds in connection with our previously announced partner search for BioSentry. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in footnote 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A below. Working capital as of June 30, 2006 and December 31, 2005 was $967,444 and $4,036,601, respectively. The decrease in working capital is primarily due to the Company’s losses and payment of preferred stock dividends, offset in part by gross proceeds from the issuance of common stock of approximately $1.4 million.
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
     Issuances of Preferred Stock. On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendments). The 2005 Amendments provided for, among other things, 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; and 2) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock were scheduled to recommence in August, 2006 until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments would be reduced to the extent that there were conversions of the Preferred Stock into common stock.

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
     In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. As of August 8, 2006 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
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
     On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25% at June 30, 2006) plus 2 percent. Accrued interest is payable monthly. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The available borrowings under the 2006 Working Capital Line were approximately $900,000 at June 30, 2006, all of which was borrowed and outstanding at June 30, 2006. In addition, at June 30, 2006, an Overadvance of $1,000,000 was outstanding. The Overadvance was paid by the Company in July. The 2006 Working Capital Line terminates in March 2008.
     Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica will require the Company to set aside the amount of the letter of credit.
     Cash Used in Operations. Cash used in operations was $4,879,828 for the six months ended June 30, 2006 compared to $2,754,450 for the six months ended June 30, 2005. The loss net of non-cash items (depreciation, amortization, debt discount, services received in exchange for common stock or options and asset write-downs) was $4,229,479 and $2,979,556 for the six months ended June 30, 2006 and 2005, respectively. The higher use of cash related to the loss net of non-cash items in 2006 is primarily due to higher product development costs in 2006 compared to 2005 of $580,435, lower gross profit in 2006 compared to 2005 of $394,133, and an accounts receivable reserve of $219,251. Product development expenditures will continue to be significant in 2006 as the Company brings its new products to market, particularly BioSentry. Adversely impacting cash flow from operations in 2006 was a decrease in billings in excess of costs incurred on contracts of $711,488, primarily due to the timing of billings for the NAVAIR Contract. Helping cash flow from operations for the six months ended June 30, 2005 was a reduction in accounts receivable of $657,675 primarily related to the receipt of $3,508,000 in funding on the DARPA Contract in February 2005.
     Cash Used in Investing Activities. For the six months ended June 30, 2006, cash used in investing activities was $76,071 compared to $348,017 for the six months ended June 30, 2005. The larger amount in 2005 is due to a reduction in capital expenditures due to non-recurring costs incurred in 2005 related to the consolidation and expansion of its three San Diego facilities into one location and the implementation of a new ERP system in 2005.
     Cash Provided by Financing Activities. For the six months ended June 30, 2006, cash provided by financing activities was $2,854,729 compared to $3,313,029 for the six months ended June 30, 2005. Net proceeds from the sale of common stock were $1,336,474 and $3,866,168 in 2006 and 2005, respectively. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Preferred stock dividends in 2006 and 2005 were $302,938 and $319,806, respectively.

     Stockholders’ Equity. In order to retain our listing on the NASDAQ Capital Market, we are required to maintain (i) stockholders’ equity of $2.5 million, or (ii) market value of common stock of $35 million. As of June 30, 2006, our stockholders’ equity was $3,311,558. As of August 8, 2006, the market value of our common stock was approximately $21 million. Although our stockholders’ equity is currently in excess of the $2.5 million minimum requirement to maintain our listing, continued losses without increases in equity will cause the Company to fall below this NASDAQ requirement and if the market value of our common stock is below $35 million at that time, we would be required to come into compliance or face delisting. The failure to maintain our listing on the NASDAQ Capital Market would have an adverse effect on our stock price and our ability to raise funds in the future.
Commitments
     Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of June 30, 2006 are as follows (2006 is for six months) (unaudited):

	2006	2007	2008	2009	2010	Thereafter	Total
Leases	$351,512	$715,412	$530,495	$373,797	$371,233	$715,514	$3,057,963
Deferred compensation	199,361	275,297	185,955	56,003	—	—	716,616

	$550,873	$990,709	$716,450	$429,800	$371,233	$715,514	$3,774,579

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
Preferred Stock Redemption Obligations
     Excluded from the above table are redemption obligations under Series G and I Preferred Stock. If not previously converted, the Series G and I Preferred Stock must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at June	Scheduled Redemptions
Description	30, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

Line of Credit
     On March 28, 2006, the Company and Laurus entered into a new Working Capital Line (2006 Working Capital Line). The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of June 30, 2006 there was $1,821,193 outstanding under the 2006 Working Capital Line, including a $1,000,000 Overadvance, all of which is included in current liabilities on the accompanying Consolidated Balance Sheet and which is excluded from the above table. The Overadvance was paid by the Company in July.

License Agreements
     In January 2005, JMAR and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting the Company an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. Pursuant to the License Agreement, PointSource also sold substantially all of its laboratory and engineering room equipment to the Company. The License Agreement provides for the payment by JMAR of a royalty of 2.5% of the net sales of certain “licensed products” for a six year period, with the right to reduce the royalty to 1.25% after four years if we are no longer using the PointSource technology. The “Licensed Products” consist of any scattered-radiation-based product used to detect or classify microorganisms in water (including our BioSentry™ product) and any other product that is within the scope of the licensed PointSource patents. As additional consideration for the License Agreement, we also entered into a Securities Purchase Agreement providing for the issuance to PointSource of 520,000 shares of Common Stock (PointSource Shares) and Warrants (PointSource Warrants) to purchase 333,333 shares of Common Stock (PointSource Warrant Shares), with an exercise price of $1.38 per share, and a term of 5 years. PointSource was also granted the right to purchase additional shares in an amount equal to 1.66% of the shares sold in certain subsequent issuances by us on the same terms as such issuance. PointSource subsequently assigned this additional purchase right to its affiliates (PointSource Investors), together with 500,000 of the PointSource Shares and all of the PointSource Warrants. The purchase right must be exercised within 20 days after the Company gives notice to the PointSource Investors of the completion of a securities issuance. This purchase right expired in July 2006. The PointSource Investors exercised this purchase right as it related to the February 1, 2005 offering and purchased 53,548 shares of common stock and warrants to purchase 20,081 shares of common stock with an exercise price of $1.73.
     On February 21, 2005, JMAR and LXT executed a Technology Transfer and License Agreement (License Agreement) with Gregory Quist and David Drake, dba The LXT Group (LXT Group). The License Agreement provides for the transfer to JMAR of certain trademarks and rights to certain designs and data related to the BioSentry product, plus the grant of an exclusive, perpetual, worldwide license by LXT to JMAR to use certain technology covered in a pending utility patent application filed by LXT in January 2005 with the United States Patent & Trademark Office entitled “Continuous On-Line Real-Time Surveillance System”. The scope of this license is limited to the use of light scattering for detection of microorganism contamination and other particles in water. In consideration for the transfer of the rights and license of the technology described above, JMAR agreed to pay LXT a royalty equal to two percent (2%) of the gross revenue of any nature arising from the BioSentry system used for the detection of microorganisms in water regardless of the technology employed, commencing on the date JMAR receives the first dollar of BioSentry revenue (Revenue Start Date) and continuing until the seventh anniversary thereof. The royalty payments are payable on a quarterly basis within 45 days after the end of each quarter. The License Agreement also modified an outstanding $125,000 loan to the LXT Group to provide that it will no longer be secured by the LXT assets and to provide that it shall be satisfied solely from royalty payments generated from revenues received after the third anniversary of the Revenue Start Date and shall be repaid by payment of 50% of such royalty payments until repaid in full (Amended Loan). The Amended Loan accrues interest at the “prime rate” until satisfied or discharged.
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
     Management performed an interim evaluation of goodwill as of June 30, 2004 following notification that no additional funding of the DARPA Contract was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004, December 31, 2005 and June 30, 2006. The business units currently identified are Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and is allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the XRM and XNP performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.

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
Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, the Company recognizes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Prior to the adoption of SFAS No. 123(R) on January 1, 2006, the Company recognized stock-based compensation expense in accordance with APB No. 25, and provided proforma disclosure in accordance with SFAS No. 123, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS No. 123(R), the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.
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
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of June 30, 2006 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
     There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     The Company is not an “accelerated filer” (i.e. the Company’s public float is below $75 million) for fiscal year 2006, hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not be applicable to the Company until the fiscal year ended December 31, 2007. Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.
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
     Our cash requirements have been and will continue to be significant. Our cash used in operating activities for the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004 was $4,879,828, $4,604,174 and $4,458,323, respectively. These negative cash flows are primarily related to operating losses, discontinued operations, and fluctuations in working capital items.
     We will continue to use cash in 2006 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. We completed a $3.63 million financing in December 2005 and January 2006 (December 2005 Offering), but we will require additional financing to complete or accelerate the development of some of our emerging new products and for working capital requirements in 2007. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The Company’s Working Capital Line (Line) with Laurus Master Fund (Laurus) expired March 21, 2006. On March 28, 2006, the Company renewed its Working Capital Line with Laurus. Also on March 28, 2006, the Company issued a new Series of Preferred Stock to Laurus in exchange for $6,393,980 of the $7,850,000 Series F, G and H Preferred Stock, resulting in a deferral until August 2007 through August 2008 of the redemption payments originally due under the Company’s Series F-H Preferred Stock. These redemption payments were originally due starting August 2006 through February 2007. Management believes that the Company has adequate resources to fund working capital requirements and product development through December 31, 2006, however, depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2006.
The failure to maintain shareholder’s equity above $2.5 million or market capitalization of $35 million or to sustain a minimum share price of $1.00 per share could result in delisting of our shares on the NASDAQ Stock Market.
     In order to retain our listing on the NASDAQ Capital Market, we are required to maintain (i) stockholders’ equity of $2.5 million, or (ii) market value of common stock of $35 million. As of June 30, 2006, our shareholders’ equity was $3,311,558. As of August 8, 2006, the market value of our common stock was approximately $21 million. Although our shareholders’ equity is currently in excess of the $2.5 million minimum requirement to maintain our listing, continued losses without increases in equity will cause us to fall below this NASDAQ requirement, and if the market value of our common stock is below $35 million at that time, we would be required to come into compliance or face delisting. In order to retain our listing on the NASDAQ Capital Market, we must also maintain a minimum bid price of $1.00 per share for at least 30 consecutive trading days. If the bid price falls below the $1.00 minimum for more than 30 trading days, we will have 180 days to satisfy the $1.00 minimum bid price for a period of at least 10 trading days. Our stock traded below this $1.00 minimum for the 30 trading days from March 30, 2006 to May 11, 2006 and on May 12, 2006, the Company received notification from Nasdaq of this violation and the start of the 180 day period to gain compliance. If we are delisted from Nasdaq, the Company’s shares would most likely be quoted on the OTC Bulletin Board and this would adversely affect the liquidity in our shares and could have a significant negative impact on our stock price.
A substantial portion of our current revenue depends on sales to a few customers.
     A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA. This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA does not want to provide the additional funding required to support the costs imposed by both JMAR and GDAIS on the DMEA Contract and that the funding will only be sufficient to provide for one contractor. JMAR will not receive additional subcontract funding for the remainder of 2006 and beyond. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Company’s Annual Meeting of Shareholders held on June 23, 2006, the following matters were voted on:
(a)	The following directors were elected: C. Neil Beer (29,300,996 affirmative votes and 1,742,560 votes withheld); Charles A. Dickinson (29,303,474 affirmative votes and 1,740,082 votes withheld); J. Paul Gilman (29,341,650 affirmative votes and 1,701,906 votes withheld); Edward P. O’Sullivan II (29,337,874 affirmative votes and 1,705,682 votes withheld); and Barry Ressler (29,297,730 affirmative votes and 1,745,826 votes withheld).

(b)	The proposal to ratify the selection of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditor for the fiscal year ending December 31, 2006 was approved with 30,307,507 affirmative votes, 595,811 negative votes and 140,238 abstaining votes.

(c)	The proposal to approve the Company’s 2006 Equity Incentive Plan consisting of a maximum of 2,000,000 shares of Common Stock was approved with 5,520,848 affirmative votes, 2,738,343 negative votes, 113,874 abstaining votes and 22,670,491 non-votes.

Item 6. Exhibits.

Exhibit 10.1	JMAR Technologies, Inc. 2006 Equity Incentive Plan.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

August 11, 2006	By:	/s/ C. Neil Beer

C. Neil Beer, Chief Executive Officer
and Authorized Officer

	By:	/s/ Dennis E. Valentine

Dennis E. Valentine, Chief Accounting Officer