Form 10-Q
period 2006-09-30
JMAR TECHNOLOGIES INC
filed 2006-11-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2006
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 7, 2006).
Common Stock, $.01 par value: 39,496,915 shares

INDEX

Page #
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets – September 30, 2006 (unaudited) and December 31, 2005	2

Consolidated Statements of Operations (unaudited) – Three months and nine months ended September 30, 2006 and 2005	3

Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2006 and 2005	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. N/A

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. N/A

Item 4. N/A

Item 5. N/A

Item 6. Exhibits	33
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,308,778	$5,279,691
Accounts receivable	1,782,599	1,156,161
Inventories	521,128	434,750
Net current assets of discontinued operations	75,272	858,549
Prepaid expenses and other	273,309	327,603

Total current assets	4,961,086	8,056,754
Property and equipment, net	1,091,897	1,296,491
Intangible assets, net	1,770,804	1,708,038
Other assets	417,356	380,768
Net non-current assets of discontinued operations	18,732	459,961
Goodwill	4,415,932	4,415,932

TOTAL ASSETS	$12,675,807	$16,317,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,136,777	$1,092,511
Accrued liabilities	493,323	542,998
Accrued payroll and related costs	571,503	702,137
Billings in excess of costs incurred	810,501	622,465
Working capital line of credit, net	2,563,219	—
Current portion of notes payable and other liabilities, net	214,143	162,351
Net current liabilities of discontinued operations	514,029	757,333
Deferred rent	181,713	140,358

Total current liabilities	6,485,208	4,020,153

Notes payable and other long-term liabilities, net of current portion	462,281	638,659
Net non-current notes payable and other long-term liabilities of discontinued operations, net of current portion	89,208	134,563
Redeemable convertible preferred stock, 785,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005, net of unamortized discount of $2,589,468 and $880,659, respectively	5,260,532	6,969,341
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 785,000 shares issued and outstanding as of September 30, 2006 and December 31, 2005 included in redeemable convertible preferred stock above	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 39,423,808 shares issued and outstanding as of September 30, 2006 and 38,823,158 shares issued and outstanding as of December 31, 2005	394,238	388,231
Additional-paid in capital	83,967,471	79,589,931
Accumulated deficit	(83,983,131)	(75,422,934)

Total stockholders’ equity	378,578	4,555,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,675,807	$16,317,944

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005
and Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2006	30, 2005	30,2006	30, 2005
Revenues	$962,101	$1,478,101	$3,469,529	$4,332,657
Costs of revenues	1,127,410	962,056	3,354,335	2,988,318

Gross profit (loss)	(165,309)	516,045	115,194	1,344,339

Operating expenses:
Selling, general and administrative	1,414,842	1,683,058	4,768,360	4,530,655
Research and development	541,363	891,000	2,396,872	2,135,207
Asset writedowns	—	—	39,067	99,218

Total operating expenses	1,956,205	2,574,058	7,204,299	6,765,080

Loss from operations	(2,121,514)	(2,058,013)	(7,089,105)	(5,420,741)
Interest and other income	1,941	70,209	53,061	151,315
Interest and other expense	(125,939)	(60,528)	(284,231)	(208,395)

Loss from continuing operations	(2,245,512)	(2,048,332)	(7,320,275)	(5,477,821)
Loss from operations of discontinued operations	(496,276)	(87,980)	(270,753)	(107,736)

Net loss	(2,741,788)	(2,136,312)	(7,591,028)	(5,585,557)
Deemed preferred stock dividends	(314,499)	(443,951)	(969,169)	(1,257,755)

Loss applicable to common stock	$(3,056,287)	$(2,580,263)	$(8,560,197)	$(6,843,312)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.07)	$(0.07)	$(0.21)	$(0.20)
Loss per share from discontinued operations	(0.01)	—	(0.01)	—

Basic and diluted loss per share applicable to common stock	$(0.08)	$(0.07)	$(0.22)	$(0.20)

Shares used in computation of basic and diluted loss per share	39,402,008	35,209,761	39,356,693	34,734,438

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(7,591,028)	$(5,585,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and debt discount	376,540	395,562
Services received in exchange for common stock or options	397,927	77,074
Asset write-downs	39,067	99,218
Change in assets and liabilities:
Accounts receivable	(626,438)	681,135
Inventories	(86,378)	(22,385)
Prepaid expenses and other	(217,434)	459,727
Billings in excess of costs incurred	188,036	(356,417)
Accounts payable and accrued liabilities	(100,838)	8,561
Changes in net assets and liabilities of discontinued operations	888,133	(234,890)

Net cash used in operating activities	(6,732,413)	(4,477,972)

Cash flows from investing activities:
Capital expenditures of continuing operations	(30,840)	(342,076)
Investing activities of discontinued operations	(4,056)	(25,428)
Additions of intangible assets and other assets of continuing operations	(70,011)	(107,534)

Net cash used in investing activities	(104,907)	(475,038)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,334,413	3,845,924
Cash payments of preferred stock dividends	(466,916)	(512,293)
Preferred stock redemptions	—	(233,333)
Net borrowings under line of credit	2,998,910	—

Net cash provided by financing activities	3,866,407	3,100,298

Net decrease in cash and cash equivalents	(2,970,913)	(1,852,712)
Cash and cash equivalents, beginning of period	5,279,691	6,555,692

Cash and cash equivalents, end of period	$2,308,778	$4,702,980

Cash paid for interest	$80,132	$26,057

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the nine months ended September 30, 2006 and 2005, the Company recorded a discount of $2,210,031 and $1,066,803, respectively, representing the difference between the fair value of the Convertible Preferred Stock and warrants immediately prior to and after the March 28, 2006 and February 1, 2005 amendments, respectively (see Note 9). Also, during the nine months ended September 30, 2006, the Company recorded a discount of $471,926 representing the fair value of warrants issued in connection with the 2006 Working Capital Line (see Note 8). In addition, during the nine months ended September 30, 2005, the Company recorded $1,247,897 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 in exchange for common stock and warrants (see Note 11).
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
     JMAR’s pursuit of leading edge products also targets nanotechnology, bioscience and the semiconductor industries with its BriteLight™ laser; X-ray Microscope for 3D visualization of single cells and polymers; and X-ray NanoProbe for enabling nano-scale interaction and analysis. In addition, JMAR employs key strategic alliances for the production of a hazardous materials chemical sensor, and the prototyping and production of a nanoparticle ultra-thin coating system.
     The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. Amounts related to disclosures of December 31, 2005 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.
     The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $7,591,028, $8,032,803 and $5,632,140 for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004, respectively, and losses are expected for the foreseeable future. In addition, excluding discontinued operations, our revenues declined to $5,764,252 from $6,361,562 for the years ended December 31, 2005 and 2004, respectively. We had negative operating cash flow for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004 of $6,732,413, $4,604,174 and $4,458,323, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash for the remainder of 2006 and into 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. The Company has determined that it will require additional financing to complete or accelerate the development of some of its emerging new products and for working capital requirements for the remainder of 2006 and 2007.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     In March 2006, General Dynamics Advanced Information Systems (GDAIS) informed the Company that Defense Microelectronics Activity (DMEA) desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS for the remainder of 2006 and beyond. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. The Company has substantially completed the administrative run-off aspects of the GDAIS Contract including billing and collection of receivables, payments to vendors, and government audits. The Company has reflected the Microelectronics Division as a discontinued operation in the accompanying financial statements. See “Discontinued Operations” (Note 12) for additional information.
     In order to retain our listing on The NASDAQ Capital Market, we are required to maintain (i) a bid price of $1 per share and (ii) stockholders’ equity of $2.5 million, or market value of common stock of $35 million. As of September 30, 2006, our stockholders’ equity was $378,578. As of November 6, 2006, the market value of our common stock was approximately $13 million and our stock price was $0.34. On November 9, 2006, the Company received a notice from Nasdaq confirming that the bid price of the Company’s common stock had failed to exceed $1.00 during the past 180 days and that unless the Company requests a hearing before the Nasdaq Listing Qualifications Panel by November 16, 2006, the Company’s common stock will be delisted from The Nasdaq Capital Market on November 20, 2006. The Company intends to request a hearing and present a plan to regain compliance to the Panel which includes a plan to seek shareholder approval for a reverse stock split in order to increase the bid price of the Company’s common stock. There can be no assurance that the Panel will accept the Company’s plan or approve the continued listing of the Company’s common stock on Nasdaq. During the pendency of the Company’s appeal, the Company’s common stock will remain listed on Nasdaq. The failure to maintain our listing on The NASDAQ Capital Market could have an adverse effect on our stock price and our ability to raise funds in the future.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired, or subject to a remeasurement event occurring after the beginning of an entity's first fiscal year end that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
(3) Stock-Based Compensation Plans
     The Company has six stock option plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are the only shareholder-approved stock option plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to non-plan option agreements with several individuals. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following proforma amounts for the three and nine months ended September 30, 2005 (unaudited):

		Three Months Ended	Nine Months Ended
		September 30, 2005	September 30, 2005
Loss applicable to common stock:	As Reported	$(2,580,263)	$(6,843,312)
Stock based compensation expense		(187,884)	(450,819)

	Proforma	$(2,768,147)	$(7,294,131)

Basic and diluted loss per share:	As Reported	$(0.07)	$(0.20)
Stock based compensation expense		(0.01)	(0.01)

	Proforma	$(0.08)	$(0.21)

     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 is a compensation charge of $85,178 and $287,990, respectively, related

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
to the adoption of SFAS No. 123(R). Of this amount, $64,043 and $238,560, respectively, is included in “selling, general and administrative” and $21,135 and $49,430, respectively, is included in “research and development” in the accompanying Consolidated Statements of Operations. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: risk-free interest rate of approximately 5.0 percent in 2006 and 4.07 percent in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years in 2006 and 6 years in 2005 based upon the historical life of options. For grants in 2006 and 2005, the expected volatility used was 86 to 98 percent and 256 percent, respectively, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2006 were 4.1 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.
     A summary of option activity under all of the above plans as of September 30, 2006, and changes during the nine months then ended is presented in the table below:

			Wtd. Avg.
			Remaining	Aggregate
		Wtd. Avg.	Contractual	Intrinsic
	Shares	Exercise Price	Life	Value
Outstanding at January 1, 2006	3,162,610	$2.11
Granted	394,095	$0.75
Exercised	(65,700)	$1.09
Forfeited	(1,088,617)	$1.29

Outstanding at September 30, 2006	2,402,388	$2.71	5.1 years	$—

Vested and expected to vest	2,379,054	$2.77	5.0 years	$—

Exercisable at September 30, 2006	1,703,758	$2.47	3.3 years	$—

     A summary of the status of the Company’s non vested options at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-average
	Shares	grant-date fair value
Nonvested at December 31, 2005	815,657	$1.21
Granted	394,095	$0.48
Vested	(219,456)	$1.27
Forfeited	(291,666)	$1.00

Non-vested at September 30, 2006	698,630	$0.90

     The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 and 2005 was $32,521, $211,021, $56,200 and $558,454, respectively. There

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
were no options exercised in the three months ended September 30, 2006 and the total intrinsic value of options exercised during the nine months ended September 30, 2006 was $5,749. There was no cash received from options exercised for the three and nine months ended September 30, 2006 as options exercised were done on a “cashless” basis as the Company received shares of Company stock as payment of the exercise price. There were none and 14,827 options exercised in the three and nine months ended September 30, 2005, respectively. The stock based compensation unrecognized expense for future periods as of September 30, 2006 is approximately $461,701 with a weighted average remaining vesting period of 2.1 years.
(4) Accounts Receivable
     At September 30, 2006 and December 31, 2005, accounts receivable consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Billed	$2,096,331	$847,191
Unbilled	114,335	308,970

	2,210,666	1,156,161
Less-allowance for doubtful accounts	(428,067)	—

	$1,782,599	$1,156,161

     All unbilled receivables at September 30, 2006 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at September 30, 2006 include $8,458 related to withheld fees for prior contracts to be billed pending DCAA audit and $105,877 related to the normal billing cycle and timing of billings. In addition, included in the long-term “other assets” on the accompanying Consolidated Balance Sheet is $138,775 of withheld fees from the Company’s DARPA Contract that it expects to receive upon completion of the contract and final DCAA audit. The allowance for doubtful accounts at September 30, 2006 relates to accounts receivable from FemtoTrace, Inc.
(5) Inventories
     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2006 and December 31, 2005, inventories consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Raw materials, components and sub-assemblies	$458,610	$362,539
Work-in-process	929	77,692
Finished goods and demonstration units	264,718	162,519

	724,257	602,750
Less-reserve for excess and obsolete inventory	(203,129)	(168,000)

	$521,128	$434,750

(6) Property and Equipment
     At September 30, 2006 and December 31, 2005, property and equipment consisted of the following:

	September 30, 2006	December 31, 2005
	(Unaudited)
Equipment and machinery	$2,621,145	$2,627,176
Software	599,752	590,446
Furniture and fixtures	280,279	241,090
Leasehold improvements	652,402	643,048

	4,153,578	4,101,760
Less-accumulated depreciation	(3,061,681)	(2,805,269)

	$1,091,897	$1,296,491

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlords. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $300,691, $251,262 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2006.
(7) Segment Information
     Until the quarter ended September 30, 2006, JMAR conducted its operations in the following three business segments: Research Division/Vermont Operations, Microelectronics Division and Sensor Products Group. As of September 30, 2006, the Microelectronics Division is reflected as discontinued operations and, accordingly, is no longer reflected as a segment. The table below shows the Research Division and Vermont Operations separately in order to provide additional disclosure the Company feels is relevant.
Research Division/Vermont Operations
     Research Division – Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (BriteLight™) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from DARPA of the U.S. Department of Defense. The Research Division’s historic focus on X-ray lithography light source R&D and equipment development was expanded in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business expansion investigation, the Research Division is developing several soft X-ray enabled products including a Compact X-ray Microscope and a family of instruments for nanotechnology applications. JMAR believes that this instrument family will provide the ability to carry out imaging and chemical analysis at resolutions down to 20 nanometers.
     New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.
     Vermont Operations – Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. The Vermont Operations also performs funded contract research and development for DARPA and NAVAIR. During the nine months ended September 30, 2006 and 2005, the Research Division/Vermont Operations segment accounted for approximately 98% and 100%, respectively, of the Company’s revenues.
Sensor Products Group
     This segment’s first product is the BioSentryTM sensor, a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. During the nine months ended September 30, 2006, this segment accounted for 2% of the Company’s revenues. This segment had no revenues for the nine months ended September 30, 2005.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows (excluding discontinued operations):

			Sensor
	Research	Vermont	Products
	Division	Operations	Group	Corporate	Total
Nine Months Ended September 30, 2006:
Revenues	$1,350,101	$2,056,142	$63,286	$—	$3,469,529
Operating loss	(1,313,657)	(1,470,059)	(3,146,838)	(1,158,551)	(7,089,105)
Asset writedowns	(34,420)	—	(4,647)	—	(39,067)
Total assets	1,278,461	6,113,402	1,657,294	3,532,646	12,581,803
Goodwill	—	4,415,932	—	—	4,415,932
Capital expenditures	—	1,242	12,360	17,238	30,840
Depreciation & amortization	72,603	22,157	23,019	280,148	397,927

Three Months Ended September 30, 2006:
Revenues	484,359	437,857	39,885	—	962,101
Operating loss	(165,898)	(796,672)	(933,415)	(225,529)	(2,121,514)
Capital expenditures	—	—	—	—	—
Depreciation & amortization	23,256	7,709	11,068	116,179	158,212

Nine Months Ended September 30, 2005:
Revenues	1,537,060	2,795,597	—	—	4,332,657
Operating loss	(1,657,674)	(626,684)	(2,048,335)	(1,088,048)	(5,420,741)
Asset writedowns	(99,218)	—	—	—	(99,218)
Depreciation & amortization	69,671	27,200	6,785	291,906	395,562
Total assets	1,774,719	5,395,667	1,638,202	6,051,172	14,859,760
Goodwill	—	4,415,932	—	—	4,415,932
Capital expenditures	28,880	51,439	23,326	238,431	342,076

Three Months Ended September 30, 2005:
Revenues	396,728	1,081,373	—	—	1,478,101
Operating loss	(673,134)	(161,407)	(869,267)	(354,205)	(2,058,013)
Depreciation & amortization	25,842	12,880	3,251	100,046	142,019
Capital expenditures	19,605	1,218	11,049	134,805	166,677
     The asset writedowns for 2006 of $39,067 is for patent costs. The asset writedowns for 2005 of $99,218 include $74,021 for license costs and $25,197 for patent costs.
     Sales to the United States Government totaled $754,099, $3,021,716, $1,131,299 and $2,979,153 for the three and nine months ended September 30, 2006 and 2005, respectively.
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
     On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of September 30, 2006 there was $2,998,910 outstanding under the 2006 Working Capital Line, including a $1,500,000 Overadvance. The Company repaid $1,000,000 of the Overadvance in October 2006.
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
(9) Equity Transactions
  a. Laurus Preferred Stock and Warrants
     On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendments). As discussed below, the Series E was fully redeemed at the end of 2005 and the Series F-H were further amended in 2006. The 2005 Amendments provided for, among other things, 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; and 2) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock was scheduled to recommence in August, 2006 and continue until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments would be reduced to the extent that there were conversions of the Preferred Stock into common stock.
     As a result of the 2005 Amendments, the Company recorded an additional discount of approximately $1.1 million, representing the difference between the fair value of the Preferred Stock immediately prior to and after the 2005 Amendment, valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.23 percent based on estimated yields of 2-year U.S. Treasury Securities; expected dividend yield of 0 percent; remaining contractual life of 2 years; and expected volatility of 108 percent. The volatility is based on JMAR’s historical stock prices for the past two years, consistent with the remaining contractual life of the preferred stock. This amount was recorded during the first quarter of fiscal year 2005 as a reduction of preferred stock and is amortized to preferred stock dividends over the earlier of the redemption payment period or the conversion dates.
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

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
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
     As a result of the 2006 Amendments, the Company recorded an additional discount of approximately $2.2 million, representing the difference between the fair value of the Preferred Stock and warrants immediately prior to and after the 2006 Amendments, valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.7 percent for the value prior to the 2006 Amendments, 4.8 percent for the value after the 2006 Amendments and 4.8 percent for the value of the warrants based on estimated yields of 1-year, 2-year and 5-year Treasury Securities, respectively; expected dividend yield of 0 percent; remaining contractual life of 10 months for the value prior to the 2006 Amendments, 28 months for the value after the 2006 Amendments and 59 months for the value of the warrants; and expected volatility of 51 percent for the value before the 2006 Amendments, 76 percent for the value after the 2006 Amendments and 81 percent for the value of the warrants. The volatility is based on JMAR’s historical stock prices for the past 10 months, 28 months and 59 months, respectively, consistent with the remaining contractual life of the preferred stock before and after the 2006 Amendments and warrants, respectively.
     If not previously converted, the Series G and I Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at	Scheduled Redemptions
	September
Description	30, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
     In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. As of November 7, 2006 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
     The following table summarizes the preferred stock activity for the nine months ended September 30, 2006.

	Net Balance at				Net Balance
	December 31,	Discount	Exchange for	Amendment	at September
Series	2005	Amortization	Series I	Fair Value	30,2006
F	$1,747,948	$49,515	$(1,797,463)	$—	$—
G	1,754,615	72,519	(465,210)	—	1,361,924
H	3,466,778	105,744	(3,572,522)	—	—
I	—	273,444	5,835,195	2,210,031	3,898,608

	$6,969,341	$501,222	$—	$2,210,031	$5,260,532

     The following table summarizes the preferred stock activity for the nine months ended September 30, 2005.

	Net Balance at				Net Balance
	December 31,	Amendment Fair	Discount		at September
Series	2004	Value	Amortization	Redemptions	30,2005
E	$752,306	$79,390	$274,738	$83,333	$864,321
F	1,812,092	215,717	139,558	37,500	1,698,433
G	1,844,699	234,696	134,139	37,500	1,706,642
H	3,678,177	537,000	294,857	75,000	3,361,034

	$8,087,274	$1,066,803	$843,292	$233,333	$7,630,430

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
     Included in the loss applicable to common stock in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 are preferred stock dividends of $314,499, $969,169, $443,951 and $1,257,755, respectively. The amount for the three and nine months ended September 30, 2006 and 2005 represents $165,504, $467,947, $148,037 and $414,463, respectively, of preferred stock dividends paid or payable in cash and $148,995, $501,222, $295,914 and $843,292, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments.

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
     On December 28, 2005 and January 4, 2006, the Company entered into Securities Purchase Agreements and completed the sale of $3.63 million of the Company’s common stock and warrants to nine institutional investors and four accredited individual investors (December Investors). Pursuant to the Securities Purchase Agreements, the Company issued a total of 3,025,001 shares of common stock and warrants to purchase 2,117,501 shares of common stock to the December Investors. The warrants have an exercise price of $1.44 per share and a term of five and one-half years. After expenses of the transaction and advisor’s fee, the Company received net proceeds of approximately $3.4 million, of which approximately $1.4 million was received after December 31, 2005 and, accordingly, is not included in the Company’s cash and cash equivalents of $5,279,691 at December 31, 2005.
  c. Issuances of Common Stock and Warrants for Services
     During the three and nine months ended September 30, 2006 and 2005, the Company issued 74,120, 116,611, 4,410 and 16,308 shares of common stock, respectively, for services. Included in the amount for the three months ended September 30, 2006 was 57,000 shares issued to employees. The shares vest after one year, if the employee is still employed by the Company at that time. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue. In addition, in July 2006, the Company issued a warrant for services to Dian Griesel, President of The Investor Relations Group, exercisable into 50,000 shares of common stock at an exercise price of $0.67 per share. The warrants were valued using the Black Scholes valuation model.
(10) Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2006 and 2005, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of September 30, 2006 and 2005, the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 15,404,731 and 11,531,376, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.
(11) Intangible Assets
     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s goodwill of $4,415,932 at September 30, 2006 and December 31, 2005 is related to the acquisition of SAL, Inc. in August, 2001. In accordance with SFAS 142, the Company evaluates goodwill impairment at least annually, normally at year-end. As of September 30, 2006 and December 31, 2005, the Company had the following amounts related to other intangible assets:

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)

	September 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$1,039,440	$506,132	$533,308	$968,768	$498,626	$470,142
Licenses	1,256,925	19,429	1,237,496	1,256,925	19,029	1,237,896

			$1,770,804			$1,708,038

     During the nine months ended September 30, 2006, the Company capitalized $70,944 related to patent costs. The Research Division/Vermont Operations accounted for $55,712 and the Sensor Products Group accounted for $15,232.
     In January 2005, the Company and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting JMAR an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. As consideration for the License Agreement, the Company issued 520,000 shares of common stock and warrants to purchase 333,333 shares of common stock with an exercise price of $1.38 per share, and a term of 5 years. The stock and warrants were valued at $1,247,897. The stock issued to PointSource was valued based on the market price of JMAR’s stock at the time the agreement was consummated and the warrants were valued based on the Black Scholes model using the following assumptions: risk-free interest rate of 3.63 percent based on estimated yields of 5-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 5 years; and expected volatility of 87 percent. The volatility is based on JMAR’s historical stock prices for the past five years, consistent with the expected life of the warrants. Amortization of the asset began upon first product shipment revenues and is based on the units-of-production method over the expected life of the technology, not to exceed the life of the license.
     Aggregate amortization expense of the intangible assets with determinable lives was $3,427, $8,211, $7,395 and $25,184 for the three and nine months ended September 30, 2006 and 2005, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ended	Estimated Amortization
December 31,	Expense
2006	$15,940
2007	94,522
2008	183,627
2009	530,726
2010	646,760
2011	52,040
Beyond	247,189

$1,770,804

(12) Discontinued Operations
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
     In March 2006, GDAIS informed the Company that DMEA desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Unaudited)
receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA.
     As of September 30, 2006, the Company has completed substantially all of the administrative run-off aspects of the GDAIS Contract including billing and collection of receivables, payments to vendors, and government audits. Accordingly, the Company has reflected the Microelectronics Division as a discontinued operation as of September 30, 2006.
     During the quarter ended September 30, 2006, the Company recorded an expense of $127,911 for assets to be disposed and $262,246 related to leases of the Microelectronics Division, primarily the facility lease, based on an appropriate discount rate. The lease provided for rent and related expenses of approximately $15,800 per month through May 2008.
     At September 30, 2006 and December 31, 2005, net assets and liabilities of the Microelectronics Division consisted of the following:

	September 30, 2006	December 31, 2005
Current Assets:
Cash	$314	$211,098
Accounts receivable	74,958	484,208
Inventories	—	1,155
Prepaid expenses and other	—	162,088

	$75,272	$858,549

Non-Current Assets:
Property and equipment, net	$18,732	$459,961

Current Liabilities:
Lease accrual/deferred rent	$173,038	$60,650
Accounts payable	252,793	300,761
Accrued payroll and related costs	8,196	212,058
Accrued liabilities	80,002	31,654
Billings in excess of costs incurred	—	152,210

	$514,029	$757,333

Non-Current Liabilities:
Lease accrual/deferred rent	$89,208	$134,563

     The loss from operations of discontinued operations for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues	$30,892	$855,731	$2,968,019	$2,583,186
Costs of revenues	56,784	671,145	2,436,432	1,994,779

Gross profit (loss)	(25,892)	184,586	531,587	588,407
Selling, general and administrative	76,180	176,795	276,366	445,212
Research and development	—	95,704	122,403	248,974
Asset writedowns	127,911	—	127,911	—
Lease reserves	262,246	—	262,246	—
Interest and other expense	4,047	67	13,414	1,957

Loss from operations of discontinued operations	$(496,276)	$(87,980)	$(270,753)	$(107,736)

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
     JMAR’s pursuit of leading edge products targets nanotechnology, bioscience and the semiconductor industries with its BriteLightTM Laser; X-ray Microscope for 3D visualization of single cells and polymers; and X-ray Nano Probe for enabling nano-scale interaction and analysis. In addition, JMAR employs key strategic alliances for the production of a hazardous materials chemical sensor, and the prototyping and production of a nanoparticle ultra-thin coating system.
Sources of Revenue
Contract Research and Development, Technical Support, and Production Programs
     The majority of the Company’s revenues have been derived as the prime contractor or subcontractor for three government contracts. These contracts have generated intellectual property owned by the Company in areas in which the Company believes there are significant commercial applications.
     A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. All work under the GDAIS Contract has been substantially completed as of September 30, 2006. Accordingly, the Company has reflected the Microelectronics Division as a discontinued operation as of September 30, 2006.
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
          Through our commercial collaboration with FemtoTrace, Inc., JMAR has designed and manufactured two Alpha versions of the Reversal Electron Attachment Detection (READ) sensor, a highly sensitive chemical detection system under contract for FemtoTrace. The first Alpha has been shipped to the customer. JMAR has also designed and manufactured three Beta READ units pursuant to purchase orders received from FemtoTrace.
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
          In 2004, JMAR acquired new technology and established a Sensor Products Group to develop and field an innovative sensor for continuous, on-line, real-time monitoring of drinking water for the presence of microorganisms. The BioSentryTM successfully passed proof of concept testing and we assembled fifteen Beta units and seven gamma units for internal testing and installation at test and evaluation sites for different applications in the first and second quarters of 2005.
          In addition, in April 2005, we entered into a contract with Kimpen S.A. de C.V. (Kimpen), Mexico’s largest bottler and a subsidiary of one of Mexico’s leading beverage development and manufacturing companies (Bepensa) to install a Beta model of the BioSentry at Kimpen’s laboratory facility. After successful completion of Beta testing, Kimpen purchased two BioSentry production systems for installation in beverage production facilities. Kimpen had originally indicated that after successful testing of these two units they would purchase 15 more units, however, they suspended this 15 unit order due to financial constraints at Bepensa. Kimpen and JMAR have agreed to cooperate to reinstate the 15 unit order by joint selling efforts to each of 15 Bepensa beverage plants. Also, in May 2005, a leading North American cruise ship operator requested installation of the BioSentry on a cruise ship. During the quarter ended June 30, 2006, we received an order for a BioSentry for the cruise line.
          In November 2005, we entered into an agreement with the City of Anaheim to install in a central public facility and test the BioSentryTM for homeland security application for deliberate, harmful biological contamination of drinking water. The testing was successfully completed during the quarter ended June 30, 2006. In addition, in December 2005, the City of Wichita purchased two BioSentry systems to help protect the city’s drinking water against the possible introduction of Cryptosporidium or other harmful microorganisms. During 2006, we entered into various representation and distributor agreements covering several market verticals.
          The four units in total ordered by Kimpen and the City of Wichita were shipped in 2006 and as of September 30, 2006 were undergoing installation and start-up testing.

New Products Under Development
          JMAR has identified commercial opportunities for instruments enabled by the laser and soft X-ray generator technology developed by the Company over the past decade in pursuit of CPL. Advanced nanolithography as well as compact X-ray Microscope and X-ray Nano Probe products are under development and targeted at large addressable markets. JMAR will continue to pursue government funding in areas that support its needs and create valuable technology to support JMAR’s soft X-ray based new product development efforts.
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
Results of Operations
          Revenues. Total revenues for the three months ended September 30, 2006 and 2005 were $962,101 and $1,478,101, respectively. Total revenues for the nine months ended September 30, 2006 and 2005 were $3,469,529 and $4,332,657, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September	September	September	September
	30, 2006	30, 2006	30, 2006	30, 2005
Research Division	$484,359	$396,728	$1,350,101	$1,537,060
Vermont Operations	437,857	1,081,373	2,056,142	2,795,597
Sensor Products Group	39,885	—	63,286	—

	$962,101	$1,478,101	$3,469,529	$4,332,657

          The decrease in revenues for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to a decrease of $316,122 in revenue of the Navair Contract due to delays in funding that was ultimately received in August and $269,641 related to the READ program. The decrease in revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was primarily attributable to a decrease of $271,222 related to the DARPA Contract, $467,456 related to the READ program and $362,259 related to BriteLight sales. The decrease in the DARPA Contract in 2006 is because the last funding on that contract was received in February 2005 and the decrease in 2006 in READ program revenues is due to the completion in 2006 of the 2 Alphas and 3 Betas for that program. These decreases for the nine months were offset in part by an increase in Navair revenues of $244,582.
          Losses. The net loss for the three months ended September 30, 2006 and 2005 was $(2,741,788) and $(2,136,312), respectively. The loss from continuing operations for those same periods was $(2,245,512) and $(2,048,332), respectively, while the loss from operations for those same periods was $(2,121,514) and $(2,058,013), respectively. The net loss for the nine months ended September 30, 2006 and 2005 was $(7,591,028) and $(5,585,557), respectively. The loss from continuing operations for those same periods was $(7,320,275) and $(5,477,821), respectively, while the loss from operations for those same periods was $(7,089,105) and $(5,420,741), respectively.

          Included in the net loss for the three and nine months ended September 30, 2006 are costs invested in product development (see further discussion below) of $541,363 and $2,396,872, respectively. In addition, as a result of the adoption of SFAS No. 123(R) on January 1, 2006, there is a non-cash compensation charge of $85,178 and $287,990, respectively and an accounts receivable reserve of $208,816 and $428,067. Also, the nine months ended September 30, 2006, includes asset writedowns of $39,067. Included in the net loss for the three and nine months ended September 30, 2005 are costs invested in product development of $891,000 and $2,135,207, respectively. Included in the nine months ended September 30, 2005 are asset writedowns of $99,218.
          Gross Margins. Gross margins for the nine months ended September 30, 2006 and 2005 were 3.3% and 31.0%, respectively. Gross margins for the three months ended September 30, 2006 and 2005 were (17.2)% and 34.9%, respectively. The decrease in the gross margin for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to the commercial sale in 2005 of a BriteLight system by the Research Division, additional costs incurred in 2006 related to the READ product due to delays in the completion of the Alpha and Beta units, higher subcontract and material costs on the NAVAIR Contract and higher unabsorbed overhead due to lower revenues and factory underutilization due to the completion of the READ Alpha and Beta program and delays in BioSentry revenues. The primary decrease in the gross margin for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is due to higher subcontract and material costs on the NAVAIR Contract and higher unabsorbed overhead due to lower revenues and factory underutilization due to the completion of the READ Alpha and Beta program and delays in BioSentry revenues.
          Selling, General and Administrative (SG&A). SG&A expenses for the nine months ended September 30, 2006 and 2005 were $4,768,360 and $4,530,655, respectively. SG&A expenses for the three months ended September 30, 2006 and 2005 were $1,414,842 and $1,683,058, respectively. The decrease in SG&A expenses for the three months ended September 30, 2006 compared to 2005 was primarily attributable to lower expenses due to overall cost reductions and lower rent expense offset in part by an accounts receivable reserve of $208,816 and a non-cash compensation charge of $64,043 resulting from the adoption of SFAS No. 123(R) on January 1, 2006. SG&A expenses for the nine months ended September 30, 2006 includes an accounts receivable reserve of $428,067 and a non-cash compensation charge of $238,560 related to SFAS No. 123(R). Partially offsetting these expenses were lower expenses due to overall cost reductions and lower rent expense in 2006 compared to 2005.
          Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $870,002 and $620,873 for the three months ended September 30, 2006 and 2005, respectively, and $2,724,528 and $1,972,401 for the nine-month periods ended September 30, 2006 and 2005, respectively. The increase in customer-funded RD&E expenditures for the three and nine months ended September 30, 2006 primarily consists of an increase of $298,864 and $956,909, respectively, related to the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $541,363 and $891,000 for the three months ended September 30, 2006 and 2005, respectively, and $2,396,872 and $2,135,207 for the nine months ended September 30, 2006 and 2005, respectively.
          Total RD&E expenditures for the three month periods were $1,411,365 and $1,511,873 for 2006 and 2005, respectively, and $5,121,400 and $4,107,608 for the nine-month periods in 2006 and 2005, respectively. Total RD&E expenditures as a percentage of revenues were 146.7% and 102.3% for the three months ended September 30, 2006 and 2005, respectively, and 147.6% and 94.8% for the nine months ended September 30, 2006 and 2005, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
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
          Interest and Other Expense. Interest and other expense for the three months ended September 30, 2006 and 2005 was $125,939 and $60,528, respectively, and for the nine months ended September 30, 2006 and 2005 was $284,231 and $208,395, respectively. Interest expense is higher in 2006 due to the utilization of the Company’s Working Capital Line and increase in the interest rate on the Working Capital Line. Included in interest expense for the three and nine months ended September 30, 2006 and September 30, 2005 is $72,618, $183,551, $38,316 and $168,504, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
          The loss from operations of discontinued operations is related to the Microelectronics Division and includes an expense of $127,911 for assets to be disposed and $262,246 related to leases of the Microelectronics Division, primarily the facility lease, based on an appropriate discount rate. See discussion above in “Sources of Revenue.”
          Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 are preferred stock dividends of $314,499, $969,169, $443,951 and $1,257,755, respectively. The preferred stock dividend amounts for the three and nine months ended September 30, 2006 consist of $165,504 and $467,947, respectively, of preferred stock dividends paid or payable in cash and $148,995 and $501,222, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments. The preferred stock dividend amounts for the three and nine months ended September 30, 2005 consist of $148,037 and $414,463, respectively, of preferred stock dividends paid or payable in cash and $295,914 and $843,292, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 Amendment.
Liquidity and Financial Condition
          General. Cash and cash equivalents at September 30, 2006 was $2,308,778. For the last several years, we have funded our operations primarily from the sale of preferred and common stock. Additionally, during 2006, the Company has funded its operations with its Working Capital Line. The decrease in cash and cash equivalents during the nine months ended September 30, 2006 of $2,970,913 resulted primarily from cash used in operations of $6,732,413 (primarily related to operating losses and an increase in accounts receivable offset in part by changes in net assets and liabilities of discontinued operations) and payment of preferred stock dividends of $466,916, offset in part by net proceeds from the issuance of common stock of $1,334,413 and net borrowings of the Working Capital Line of $2,998,910.
          Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2006 and 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. The Company has determined that it will require additional financing to complete or accelerate the development of some of its emerging new products and for working capital requirements. The financing efforts could include the sale of equity, the obtaining of funds in connection with our previously announced partner search for BioSentry, or from the sale or licensing of other products of the Company. See further discussion in footnote 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A below. Working capital (deficit) as of September 30, 2006 and December 31, 2005 was $(1,524,122) and $4,036,601, respectively. The decrease in working capital is primarily due to the Company’s losses and payment of preferred stock dividends, offset in part by gross proceeds from the issuance of common stock of approximately $1.4 million.
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
          On December 28, 2005 and January 4, 2006, the Company entered into Securities Purchase Agreements and completed the sale of $3.63 million of the Company’s common stock and warrants to nine institutional investors and four accredited individual investors (December Investors). Pursuant to the Securities Purchase Agreements, the Company issued a total of 3,025,001 shares of common stock and warrants to purchase 2,117,501 shares of common stock to the December Investors. The warrants have an exercise price of $1.44 per share and a term of five and one-half years. After expenses of the transaction and the advisor’s fee, the Company received net proceeds of approximately $3.4 million, of which approximately $1.4 million was received after December 31, 2005 and, accordingly, is not included in the Company’s cash and cash equivalents of $5,279,691 at December 31, 2005.
          Issuances of Preferred Stock. On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendments). As discussed below, the Series E was fully redeemed at the end of 2005 and the Series F-H were further amended in 2006. The 2005 Amendments provided for, among other things, 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; and 2) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock was scheduled to recommence in August, 2006 and continues until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments would be reduced to the extent that there were conversions of the Preferred Stock into common stock.
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
          In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. As of November 7, 2006 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
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
          On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25% at September 30, 2006) plus 2 percent. Accrued interest is payable monthly. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The available borrowings under the 2006 Working Capital Line were approximately $1,500,000 at September 30, 2006, all of which was borrowed and outstanding at September 30, 2006. In addition, at September 30, 2006, an Overadvance of $1,500,000 was outstanding. The Company repaid $1,000,000 of the Overadvance in October 2006. The 2006 Working Capital Line terminates in March 2008.
          Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica will require the Company to set aside the amount of the letter of credit. Although the original term of the letter of credit has expired, it currently remains in effect while the Company seeks an extension of its term.
          Cash Used in Operations. Cash used in operations was $6,732,413 for the nine months ended September 30, 2006 compared to $4,477,972 for the nine months ended September 30, 2005. The loss from continuing operations net of non-cash items (depreciation, amortization, debt discount, services received in exchange for common stock or options and asset write-downs) was $6,506,741 and $4,905,967 for the nine months ended September 30, 2006 and 2005, respectively. The higher use of cash related to the loss net of non-cash items in 2006 is primarily due to lower gross profit in 2006 compared to 2005 of $1,229,145, and an accounts receivable reserve of $428,067. Adversely impacting cash flow from operations in 2006 was an increase in accounts receivable of $626,438 and positively impacting cash flow from operations was a change in net assets and liabilities of discontinued operations of $888,133. Helping cash flow from operations for the nine months ended September 30, 2005 was a reduction in accounts receivable of $681,135 primarily related to the receipt of $3,508,000 in funding on the DARPA Contract in February 2005.
          Cash Used in Investing Activities. For the nine months ended September 30, 2006, cash used in investing activities was $104,907 compared to $475,038 for the nine months ended September 30, 2005. The lower amount in 2006 is due to a reduction in capital expenditures due to non-recurring costs incurred in 2005 related to the consolidation and expansion of its three San Diego facilities into one location and the implementation of a new ERP system in 2005.
          Cash Provided by Financing Activities. For the nine months ended September 30, 2006, cash provided by financing activities was $3,866,407 compared to $3,100,298 for the nine months ended September 30, 2005. Net proceeds from the sale of common stock were $1,334,413 and $3,845,924 in 2006 and 2005, respectively. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Preferred stock dividends in 2006 and 2005 were $466,916 and $512,293, respectively.
          Stockholders’ Equity. In order to retain our listing on The NASDAQ Capital Market, we are required to maintain (i) a bid price of $1 per share, and (ii) stockholders’ equity of $2.5 million, or market value of common stock of $35 million. As of September 30, 2006, our stockholders’ equity was $378,578. As of November 6, 2006, the market value of our common stock was approximately $13 million and our stock price was $0.34. On November 9, 2006, the Company received a notice from Nasdaq confirming that the bid price of the Company’s common stock had failed to exceed $1.00 during the past 180 days and that unless the Company requests a hearing before the Nasdaq Listing Qualifications Panel by November 16, 2006, the Company’s common stock will be delisted from The Nasdaq Capital Market on November 20, 2006. The Company intends to request a hearing and present a plan to regain compliance to the Panel which includes a plan to seek shareholder approval for a reverse stock split in order to increase the bid price of the Company’s common stock. There can be no assurance that the Panel will accept the Company’s plan or approve the continued listing of the Company’s common stock on Nasdaq. During the pendency of the Company’s appeal, the Company’s common stock will remain listed on Nasdaq. The failure to maintain our listing on The NASDAQ Capital Market could have an adverse effect on our stock price and our ability to raise funds in the future.

Commitments
     Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of September 30, 2006 are as follows (2006 is for three months) (unaudited):

	2006	2007	2008	2009	2010	Thereafter	Total
Leases	$176,826	$715,412	$530,495	$373,797	$371,233	$715,514	$2,883,277
Deferred compensation	72,176	275,297	185,955	56,003	—	—	589,431

	$249,002	$990,709	$716,450	$429,800	$371,233	$715,514	$3,472,708

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
Preferred Stock Redemption Obligations
          Excluded from the above table are redemption obligations under Series G and I Preferred Stock. If not previously converted, the Series G and I Preferred Stock must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at September	Scheduled Redemptions
Description	30, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

Line of Credit
          On March 28, 2006, the Company and Laurus entered into a new Working Capital Line (2006 Working Capital Line). The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of September 30, 2006 there was $2,998,910 outstanding under the 2006 Working Capital Line, including a $1,500,000 Overadvance, all of which is included in current liabilities on the accompanying Consolidated Balance Sheet and which is excluded from the above table. The Company repaid $1,000,000 of the Overadvance in October 2006.
License Agreements
          In January 2005, JMAR and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting the Company an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation based products used to detect or classify microorganisms in water and other media. Pursuant to the License Agreement, PointSource also sold substantially all of its laboratory and engineering room equipment to the Company. The License Agreement provides for the payment by JMAR of a royalty of 2.5% of the net sales of certain “licensed products” for a six year period, with the right to reduce the royalty to 1.25% after four years if we are no longer using the PointSource technology. The “Licensed Products” consist of any scattered-

radiation-based product used to detect or classify microorganisms in water (including our BioSentry™ product) and any other product that is within the scope of the licensed PointSource patents. As additional consideration for the License Agreement, we also entered into a Securities Purchase Agreement providing for the issuance to PointSource of 520,000 shares of Common Stock (PointSource Shares) and Warrants (PointSource Warrants) to purchase 333,333 shares of Common Stock (PointSource Warrant Shares), with an exercise price of $1.38 per share, and a term of 5 years. PointSource was also granted the right to purchase additional shares in an amount equal to 1.66% of the shares sold in certain subsequent issuances by us on the same terms as such issuance. PointSource subsequently assigned this additional purchase right to its affiliates (PointSource Investors), together with 500,000 of the PointSource Shares and all of the PointSource Warrants. The purchase right must be exercised within 20 days after the Company gives notice to the PointSource Investors of the completion of a securities issuance. This purchase right expired in July 2006. The PointSource Investors exercised this purchase right as it related to the February 1, 2005 offering and purchased 53,548 shares of common stock and warrants to purchase 20,081 shares of common stock with an exercise price of $1.73.
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
Revenues
          For each of the three years ended December 31, 2005, 2004 and 2003, over 90% of the Company’s revenues were contract revenues, with the remainder consisting of two BriteLight™ sales, spare parts sales and service. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. As appropriate, the program manager prepares a statement of work, schedule and budget for each contract. At least quarterly, actual costs are compared to budget and technical progress is compared to the planned schedule. The Company prepares an estimate of costs to complete for each contract at least quarterly. Estimated losses based on this review are fully charged to operations when identified. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred.
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
          Management performed an interim evaluation of goodwill as of June 30, 2004 following notification that no additional funding of the DARPA Contract was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004, December 31, 2005 and June 30, 2006. Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and is allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the XRM and XNP performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.

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
          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of September 30, 2006 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

          There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Our cash requirements are significant and the failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
          Our cash requirements have been and will continue to be significant. Our cash used in operating activities for the nine months ended September 30, 2006 and for the years ended December 31, 2005 and 2004 was $6,732,413, $4,604,174 and $4,458,323, respectively. These negative cash flows are primarily related to operating losses, discontinued operations, and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2006 and the Company will require additional financing to complete or accelerate the development of some of our emerging new products and for working capital requirements for the remainder of 2006 and in 2007. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
The failure to maintain shareholder’s equity above $2.5 million or market capitalization of $35 million or to sustain a minimum share price of $1.00 per share could result in delisting of our shares on the NASDAQ Stock Market.
          In order to retain our listing on The NASDAQ Capital Market, we are required to maintain (i) stockholders’ equity of $2.5 million, or (ii) market value of common stock of $35 million. As of September 30, 2006, our shareholders’ equity was $378,578. As of November 6, 2006, the market value of our common stock was approximately $13 million. In order to retain our listing on The NASDAQ Capital Market, we must also maintain a minimum bid price of $1.00 per share for at least 30 consecutive trading days. If the bid price falls below the $1.00 minimum for more than 30 trading days, we will have 180 days to satisfy the $1.00 minimum bid price for a period of at least 10 trading days. Our stock traded below this $1.00 minimum for the 30 trading days from March 30, 2006 to May 11, 2006 and on May 12, 2006, the Company received notification from Nasdaq of this violation and the start of the 180 day period to gain compliance. On November 9, 2006, the Company received a notice from Nasdaq confirming that the bid price of the Company's common stock had failed to exceed $1.00 during the past 180 days and that unless the Company requests a hearing before the Nasdaq Listing Qualifications Panel by November 16, 2006, the Company's common stock will be delisted from The Nasdaq Capital Market on November 20, 2006. The Company intends to request a hearing and present a plan to regain compliance to the Panel which includes a plan to seek shareholder approval for a reverse stock split in order to increase the bid price of the Company’s common stock. There can be no assurance that the Panel will accept the Company’s plan or approve the continued listing of the Company’s common stock on Nasdaq. During the pendency of the Company’s appeal, the Company’s common stock will remain listed on Nasdaq.

If we are delisted from Nasdaq, the Company’s shares would most likely be quoted on the OTC Bulletin Board and/or the Pink Sheets and this would adversely affect the liquidity in our shares and could have a significant negative impact on our stock price.
A substantial portion of our current revenue depends on sales to a few customers.
          A major source of revenue has been the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA. With the curtailment of funding under that contract, until the Company is successful in selling its commercial products to new customers, the Company remains dependent upon a small number of customers for contract revenues, the loss of any one of which would result in a material adverse financial impact on the Company and a continued reduction in the Company’s revenues and an increase in its net loss.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)(i)	In July 2006, the Company granted warrants to purchase 50,000 shares to Dian Griesel, President of The Investor Relations Group, as compensation for investor and public relations services. This transaction was exempt under Section 4(2) of the Securities Act of 1933.

(a)(ii)	In July 2006, the Company issued 8,956 shares of common stock to its four outside Board members in payment of $1,500 of the $3,000 quarterly retainer for each of the outside Board members. In August 2006, the Company issued 8,164 shares of common stock to its four outside Board members in payment of $1,000 in meeting fees. These transactions were exempt under Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits.

Exhibit 10.1	Award dated August 4, 2006 between JMAR Technologies, Inc.’s System Division and the Naval Air Systems Command.

Exhibit 10.2	Phase II SBIR Contract dated September 8, 2006 between JMAR Technologies, Inc.’s Research Division and the U.S. Army Small Business Innovation Research.

Exhibit 10.3	Employment Agreement dated September 21, 2006 between JMAR Technologies, Inc. and C. Neil Beer.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

November 13, 2006	By:	/s/ C. Neil Beer
C. Neil Beer, Chief Executive Officer
and Authorized Officer

	By:	/s/ Dennis E. Valentine
Dennis E. Valentine, Chief Accounting Officer