Form 10-K
period 2006-12-31
JMAR TECHNOLOGIES INC
filed 2007-04-02
CIK 857953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2006 was approximately $25 million. The aggregate market value was based on the closing price on June 30, 2006 for the common stock as quoted on the NASDAQ Capital Market, multiplied by the number of shares outstanding on June 30, 2006, excluding the common stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the common stock outstanding at June 30, 2006. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
     Number of shares outstanding of common stock: Common Stock, $.01 Par Value – 41,898,165 shares as of March 26, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Report.

PART I
Item 1. BUSINESS
General
     JMAR Technologies, Inc. (JMAR or Company) is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of nanotechnology products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government.
     JMAR’s BioSentry product is a contamination warning system for waterborne microorganisms using laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. To date, JMAR has received a limited number of orders of its BioSentry product from several local domestic and foreign government agencies, a beverage manufacturer, a water municipality and a cruise ship operator. In early 2007 the Company received a purchase order from a leading U.S. government agency to install a BioSentry system at a key overseas facility.
     JMAR’s pursuit of leading edge products targets nanotechnology, bioscience and the semiconductor industries with its BriteLight laser, a stand-alone product as well as the x-ray light source in nanolithography systems; the X-ray Microscope for 3D visualization of single cells and polymers; and development of the X-ray Nano Probe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs a key strategic alliance for the production of a hazardous materials chemical sensor, and the prototyping and production of a nanoparticle ultra-thin coating system.
     “BioSentry®” is a registered trademark and “BriteLightTM” is a trademark for which we have common law rights.
     JMAR was incorporated in the state of Delaware in 1987.
Business Segments
     JMAR conducts its operations in the following two business segments:
Research Division/Vermont Operations
     Research Division – Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (BriteLight) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from the U.S. Defense Advanced Research Projects Agency (DARPA) of the U.S. Department of Defense. The Research Division’s historic focus on X-ray lithography light source R&D and equipment development was broadened in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this effort, the Research Division is developing several soft X-ray enabled products including a family of instruments for nanotechnology applications. JMAR believes that this instrument family will provide the ability to carry out imaging and chemical analysis at resolutions down to 20 nanometers.
     New products that are developed at the Research Division based on contract and internally funded R&D are then transitioned to JMAR’s Vermont Operations for product engineering and production.
     Vermont Operations – Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. In addition the Vermont Operations performs funded contract research and development for DARPA and the Naval Air Warfare Center (Navair). During 2006, the Research Division/Vermont Operations segment accounted for approximately 98% of the Company’s revenues.

Sensor Products Group
     This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. During 2006, this segment accounted for 2% of the Company’s revenues.
Products and Services
     JMAR’s products and services evolve from one or more of its four core competencies: high brightness solid state lasers, laser produced plasma generators for soft X-ray light, automated precision positioning and alignment systems, and multi-angle light scattering for particle classification. These competencies form the basis for JMAR’s contract research and development and standard and custom products.
BriteLight Lasers
     JMAR’s diode pumped modular solid state (DPSS) BriteLight laser, developed specifically to enable the efficient production of soft X-rays, using laser produced plasma, is marketed by JMAR as a standard product for advanced laser applications. Commercial BriteLight units are presently operating in Korea and at the Lawrence Livermore National Laboratory.
     The patented DPSS BriteLight Laser System offers a unique combination of high brightness, short pulse duration, and exceptional beam quality in a modular, compact design. This product offers research scientists and manufacturing engineers a versatile laser source that can be used for a multitude of applications, including spectrochemical analysis, nano-scale fabrication, microscopy and soft x-ray source generation.
     The BriteLight System is a high-performance laser source for researchers and engineers in academic, military and manufacturing settings requiring either a single specialized laser or a versatile laser system capable of future augmentation. This system, developed as the foundation for JMAR’s Collimated Plasma Lithography (CPL) X-ray source, also drives the X-ray light source for JMAR’s Compact X-ray Microscope. BriteLight technology is also the basis for JMAR’s research into laser-induced breakdown spectroscopy (LIBS) for remote detection of hazardous materials (Improvised Explosive Devices, or IEDs) in the field, supported by a SBIR Phase II contract from the U.S. Army.
     We have representation and sales agreements for BriteLight with LOT-Oriel, covering Europe, with Lastek, covering Australia and with SP Systec, covering South Korea.
     JMAR’s LPP X-ray Source is a compact alternative to a large synchrotron facility for certain soft X-ray applications, including X-ray microscopy and X-ray lithography. JMAR’s LPP X-ray Source consists of a laser driver and a soft X-ray generator. The laser may be any one of several configurations of JMAR’s BriteLight lasers. The generator manages the target material upon which the laser light impinges to create a plasma point source of short wavelength (≥1 to ≤10 nanometer) light. The generator also collects and manages the plasma produced X-rays and controls the debris generated by the plasma.
Compact X-ray Microscope
     JMAR’s compact soft X-ray Microscope (XRM) is intended to bridge the sizeable gap between optical microscopes, which are typically greater than 200 nm resolution, and transmission electron microscopes that resolve feature sizes as small as 0.1 nm. Proposed key advantages of the XRM include the ability to provide not only 2D images, but full 3D topographic reconstructions of whole cells, without altering the cell structure by slicing. Additionally, soft x-rays provide natural contrast for cell imaging, eliminating the need for staining. This greatly reduces sample preparation time and complexity, as compared to transmission electron microscopy, while still providing high resolution imaging to the 50 nm level.
     Several XRM systems are attached to synchrotron beam lines around the world and are used for imaging biological and other specimens. JMAR’s innovation is to replace the synchrotron as an x-ray source with a commercially-oriented compact X-ray source, enabling researchers in the biological and life sciences arenas to do in their own research laboratories, enabling an acceleration of research. Currently this is only possible at a few larger scale facilities worldwide.

     In March 2007, the Company entered into an agreement with a leading microscopy company under which JMAR sold the assets of its XRM product line, including the intellectual property related to that specific application and its prototype XRM system. The consideration for this sale consists of an initial payment of $100,000 and the reimbursement of $50,000 in associated costs, a payment of $500,000 once the XRM is operational at the acquirer’s facility, expected to be in April 2007, an additional $100,000 payment following achievement of certain performance criteria and the payment of a royalty on the future sale of XRM units by the other party. The other party also agreed to appoint JMAR as exclusive laser supplier during the four-year royalty period.
Compact X-ray Nano Probe
     In February 2006, we entered into a licensing agreement with Colorado State University Research Foundation (CSURF) as agent for Colorado State University (CSU) for the use of its discharge pumped soft X-ray laser for a specific application, developed under the auspices of the National Science Foundation’s (NSF) Engineering Research Center for Extreme Ultraviolet Science and Technology (EUV ERC). This laser produces high-intensity soft X-ray radiation at a wavelength shorter than any other laser on the market today and complements our LPP X-ray source that produces even shorter wavelengths.
     The CSU soft X-ray laser enhances JMAR’s ability to create in the future an entirely new class of analytical instruments and nanostructure characterization tools. Characterized by a combination of high-spatial resolution (50nm) and ultra-high detection-sensitivity, we believe instruments and tools using CSU soft X-ray laser technology will enhance nanotechnology, life science and materials research.
Collimated Plasma Lithography (CPL)
     The semiconductor industry currently uses deep ultraviolet (DUV) lithography in its chip manufacturing process. X-ray lithography has three important attributes that differentiate it from DUV lithography: shorter wavelength (~1 nm vs. ~193 nm), larger depth of field (~2,000 nm vs. ~150 nm), and the ability to penetrate thick resist without high absorption. These attributes make X-ray lithography particularly well suited for printing fine features on wafers lacking smooth topology (e.g., compound semiconductor wafers, such as Gallium Arsenide-based materials (GaAs)), and for printing very deep, high aspect features (e.g., C-RAM circuits). To distinguish its X-ray lithography technology from that which uses a synchrotron, JMAR calls its technology collimated plasma lithography (CPL). Manufacturers of compound semiconductors currently use electron beam tools to produce high aspect features. JMAR believes its CPL technology can achieve throughput five to ten times greater than that possible using electron-beam lithography.
     In 2004, JMAR demonstrated the operation of CPL using its LPP X-ray source and X-ray stepper in a series of “iron man” tests. Nevertheless, it became clear that CPL faced a daunting set of challenges and risks involving the technology, product design, manufacturing cost, infrastructure readiness, industry momentum, financing, and competition from substitute lithography technologies. Since the anticipated large demand for X-ray lithography for GaAs semiconductor fabrication has not yet materialized, we have found other, more immediate, applications for our laser and X-ray technology, namely the XRM product discussed above, as well as our x-ray Nano Probe products (XNP). For example, certain components used in nanotechnology applications require focusing elements called zone plates which can be manufactured using x-ray lithography. The Company is applying its lithography expertise to develop a zone plate manufacturing capability for its XRM and XNP products. The Company believes that if GaAs chip producers dramatically increase IC production in the future, X-ray lithography may present a significant business opportunity for JMAR.
BioSentry
     In 2005, JMAR acquired new technology and established a Sensor Products Group to develop and field an innovative sensor for continuous, on-line, real-time monitoring of drinking water for the presence of harmful microorganisms. The BioSentry successfully passed proof of concept testing and we assembled fifteen Beta units and seven gamma units for internal testing and installation at test and evaluation sites for different applications in the first and second quarters of 2005.
     The following is a summary of the orders received to date for BioSentry systems:
•	In April 2005, we entered into a contract with Kimpen S.A. de C.V. (Kimpen), Mexico’s largest bottler and a subsidiary of one of Mexico’s leading beverage development and manufacturing companies (Bepensa) to install a Beta model of the BioSentry at Kimpen’s laboratory. After successful completion of Beta testing, Kimpen purchased two BioSentry production systems for installation in beverage production facilities. Kimpen had originally indicated that after successful testing of these two units they would purchase 15 more units, however, they suspended this 15 unit order due to financial constraints at Bepensa. Kimpen and JMAR have formally agreed to cooperate to reinstate the 15 unit order by joint selling efforts to each of 15 Bepensa beverage plants. The two purchased units were shipped in 2006 and were undergoing installation and start-up testing at the end of March, 2007.

•	In May 2005, a leading North American cruise ship operator requested installation of the BioSentry on a cruise ship. During the quarter ended June 30, 2006, we received an order for a BioSentry for this cruise line.

•	In November 2005, we entered into an agreement with the City of Anaheim to install in a central public facility and test the BioSentry for homeland security application for deliberate, harmful biological contamination of drinking water. The testing was successfully completed during the quarter ended June 30, 2006.

•	In December 2005, the City of Wichita purchased two BioSentry systems to help protect the city’s drinking water against the possible introduction of Cryptosporidium or other harmful microorganisms. These units were shipped in 2006 and were undergoing installation and start-up testing at the end of March 2007.

•	In late December 2006, we received a purchase order from the University of Arizona Water Quality Center for a BioSentry to be used in extensive ongoing research for real-time detection, tracking and remediation of bioterror and accidental contamination events within water distribution systems. We understand that the City of Tucson is also interested in the planned research to further determine the expected value of installing BioSentry systems in their water treatment and distribution systems.

•	In late December 2006, we received a purchase order from Yorkshire Water Services Ltd. to install and test the BioSentry in a major utility facility in the U.K. Yorkshire Water has agreed to lease the BioSentry for an evaluation period of six months. Upon successful completion of the test period, they will have the option to purchase the unit for permanent installation.

•	In March, 2007, the Company received an order for one BioSentry from a leading government organization. The BioSentry will be used to monitor source water in a major facility to detect the presence of a variety of pathogens.
     During 2006, we entered into various representation and distributor agreements covering several market verticals. Also, in January 2007, we entered into a non-exclusive Original Equipment Manufacturers (OEM) Agreement with Micro Imaging Technology (MIT). This OEM agreement enables JMAR to sell MIT’s table-top, rapid microbial identification system as a complement to the BioSentry, or as a stand-alone unit for laboratory sample evaluation.
     Starting in December 2006, the U.S. Environmental Protection Agency (EPA) began an evaluation of the BioSentry for Homeland Security applications at the National Homeland Security Research Center in Cincinnati, Ohio. The evaluation is planned to be completed in April 2007. Thus far, test results obtained indicate that the BioSentry system has performed up to several orders of magnitude better than any real-time monitor tested thus far by the EPA.
     Given the Company’s limited resources and current financial condition, the Company has been exploring several alternatives for funding the further commercialization and sale of its BioSentry product. In June 2006, JMAR announced that it had engaged Agile Equity to help the Company identify a strategic partner for the BioSentry water system business that would provide the necessary funding and sales and distribution network to accelerate growth of that product. In addition, in July 2006, the Company engaged Vencon Management, Inc. to, among other tasks, find a financial partner for BioSentry. Discussions with several potential partners regarding both spin-off and joint venture opportunities continue into March 2007. To ensure the commercial success of BioSentry, recognizing that JMAR does not have adequate clout in the water industry marketplace (such as in the areas of marketing, sales, and distribution), we recently briefed and demonstrated BioSentry for a large Fortune 300 company, This company is now performing due diligence, including speaking with the EPA and our BioSentry customers. The Company believes that BioSentry fits very well with their stable of water analysis products. However, there can be no assurance that that company or any other company will choose to invest in, acquire or otherwise support the BioSentry business area. In the event that JMAR is unsuccessful in the next several months in either raising additional funding for the BioSentry business area, entering into a strategic or other financial partnership to support the BioSentry product line, or in selling significant numbers of BioSentry products, JMAR will need to curtail further significant investment in the BioSentry product line until such time as such a transaction can be completed, which would have a significant adverse impact on the viability of the BioSentry business area.

Nanoparticle Coating System
     Under an agreement with Nanometrix, a Canadian company, JMAR licensed a patented process that produces unique ultra-thin coatings for substrates of a wide range of materials. With government R&D funding, JMAR’s Vermont Operations is building a prototype unit to demonstrate the benefits of this immersion coating process over the traditional spin process. At a recent International Institute for Electrical and Electronics Engineers (IEEE) conference, we presented samples of coatings on 300mm wafers using this technique. Considerable interest was expressed by semiconductor and optics companies in this new technology.
READ Sensor Systems
     Under an agreement with FemtoTrace, Inc. (a company formed to commercialize technology licensed from the Jet Propulsion Laboratory (JPL)), JMAR’s Vermont Operations is engaged in the design and manufacture of alpha and beta sensor systems that will be used in certain environmental applications and that have potential to meet urgent homeland security needs. This sensor system uses a mass spectrometer-based technology named Reversal Electron Attachment Detection (READ) developed by FemtoTrace. The Company has recently shipped a beta unit of the READ system to FemtoTrace and has received an initial payment and a Note providing for installment payments of the balance owed on the purchase price for that system. Given FemtoTrace’s financial condition and disagreements from time to time with JMAR over its performance under the agreement, any continued business with FemtoTrace is uncertain and subject to further negotiation between the companies.
Markets
BriteLight Lasers
     Applications for short pulse DPSS lasers include materials science, analytical instruments, research instruments, laser-induced breakdown spectroscopy (LIBS) for remote detection of hazardous materials in the field, and laser manufacturing applications such as modification and cleaning, vapor deposition, etching, ablation and micro-machining. Our BriteLight laser has been applied to leading edge applications including biological mass spectrometry, optical parametric oscillator technology, and the conditioning of crystals used in ultra high power lasers. Although JMAR has had limited sales of BriteLight lasers to date, we are now offering this laser system to the market packaged as discrete modules or as a complete, integrated system to better match specific customer requirements and budgets. We are also expanding our sales and marketing efforts to reach prospective buyers within governmental agencies including the Department of Defense and Homeland Security, National Research Laboratories, universities and other scientific research activities.
     Sources of soft X-ray light have been limited to the approximately 30 synchrotron facilities worldwide. JMAR’s LPP based soft-X-ray source for the first time offers an alternative source that is sufficiently compact for placement in research laboratories. Potential buyers include research centers, universities, industrial research laboratories, and semiconductor equipment suppliers.
Compact X-ray Microscope
     X-ray microscopy markets include the fields of biomedical research (e.g. hydrated whole cell imaging, proteomics), polymer research, and pharmaceutical research. JMAR has targeted the XRM toward biological and materials (e.g. polymer and drugs) tomography applications as a complement to transmission electron microscopes (TEM). Transmission electron microscopy with tomography is difficult and costly because electron absorption limits sample thickness to about 1 micron, requiring preparation of multiple subject samples. During the TEM sample preparation process, biological material is often corrupted or lost. The XRM should obviate the need for complex sample preparation, increasing the speed with which tomography can be carried out. The TEM market is estimated at $300 million per year, suggesting the general magnitude for the XRM market.
     Universities and research labs, some of which may be associated with hospitals, are customers for biological research tools, such as the XRM. We believe that the XRM will enable research facilities worldwide to rapidly carry out X-ray microscopy in their own facilities. In the field of polymer and drug analysis and discovery, prospective customers include chemical companies, materials companies, universities, and research labs. Pursuant to the agreement entered into in March 2007 with a leading microscopy company (Acquirer) which provides for the sale of the XRM technology and assets to the Acquirer, JMAR’s continued involvement in the XRM business area will be limited to the supply of laser systems to the Acquirer for incorporation into the Acquirer’s XRM products and the receipt of royalty payments for a four year period after the first sale of an XRM unit using JMAR’s technology. At this time, JMAR cannot reliably estimate the amount of revenue expected in the future from the sale of lasers to the Acquirer and from the royalties from the sale of XRM systems by the Acquirer.

Compact X-ray Nano Probe
     Based on the Company’s recent market research, we have identified four potential market segments for the X-ray Nano Probe (XNP): nanotech research, integrated circuit failure analysis and mask inspection, pharmaceutical research, and advanced materials research. JMAR is continuing to explore the prospects of these potential markets.
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
BioSentry
     The BioSentry sensor is designed to provide continuous, real-time, on-line surveillance of water for detection and classification of a variety of pathogens.
     The BioSentry is a compact, moderately priced early warning system that is expected to be of value to the drinking water industry, water bottlers, cruise ship operators, and managers of facilities (e.g. government buildings, sports arenas, large commercial buildings, etc.). In addition, the BioSentry may be used for water surveillance at food and beverage processors, pharmaceutical, and semiconductor fabrication facilities to improve product yields and quality. We anticipate other applications will develop as the BioSentry gains market exposure and acceptance and as the library of detectable pathogens expands.
     Presently, drinking water from utilities, cruise ships and beverage producers is batch-sample tested for harmful pathogens on a periodic basis. The samples are sent to laboratories for analysis and results are typically obtained in 24 to 72 hours, allowing potentially contaminated water to be consumed or requiring costly decontamination.
     We believe that the markets for this product are substantial. For example, there are approximately 57,000 water treatment utilities in the United States, of which 3,000 have greater than 100,000 customers. In addition, there are approximately 1,500 U.S. bottled water plants and 89,000 buildings greater than 100,000 square feet. We have sold initial BioSentry units to a varied group of commercial and governmental customers, but have not yet received any significant multi-unit orders.
Competition
BriteLight Laser
     Among a large number of laser manufacturers, large and small, JMAR occupies a specialized niche for high brightness, short pulse, high beam quality DPSS lasers. Competitors with products closest to BriteLight include Cutting Edge Optronics and Coherent. Although JMAR believes its BriteLight lasers have competitive performance advantages over lasers sold by its competitors, JMAR has sold only a few BriteLight lasers to date.

Soft X-ray Source
     Approximately 30 synchrotron facilities worldwide provide researchers and other customers with access to soft X-rays. Although these facilities offer potential competition to the Company’s X-ray sources, we believe that the cost, limited access and lack of flexibility of these large facilities make synchrotrons an undesirable alternative for many of the soft X-ray applications JMAR is targeting. Two major universities in Colorado are developing soft X-ray sources using different technical approaches. See “Products and Services, Compact X-ray Nano Probe” above regarding a License Agreement entered into between JMAR and one of these universities. Several companies manufacture micro-focus X-ray sources for the research community, but micro-focus X-rays offer very different energy levels and are of limited use for the soft X-ray instrument applications JMAR is targeting.
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
BioSentry
     Presently, the BioSentry sensor has no direct competitors, but we envision that large suppliers of monitoring devices to the U.S. drinking water industry will become competitors within two years after the BioSentry is launched. Indirect competition includes the suppliers of complex water filtration systems, expensive ultraviolet disinfection systems and standard grab sample techniques.
Customers and End Users
     For fiscal years 2006, 2005 and 2004, the United States Government accounted for approximately 90%, 71% and 85%, respectively, of total sales. A major portion of the Company’s government contract sales involves research and development aimed at producing commercially-viable products and technology.
BriteLight Laser
     JMAR has added Lawrence Livermore National Laboratories and Wonkwang University in Korea as BriteLight laser customers and expects additional orders from similar customers needing the unique features offered by BriteLight. In October 2005, the Company was competitively selected for a Phase I SBIR grant by the U.S. Army to support research leading to the development of a compact laser system capable of real-time spectrochemical hazard analysis in the field. This new detection approach is based on JMAR’s BriteLight technology and offers an improved method of detecting hazardous materials from a safe, remote location utilizing laser-induced breakdown spectroscopy. In September 2006, we received an award for $711,000, including a $210,000 option, in Phase II SBIR funding to continue this development. Under the Phase II contract, we are designing and building two prototypes to demonstrate both man-portable and vehicle-mounted systems.
BioSentry
     In 2005, Kimpen purchased two early prototype BioSentry units and a major city contracted JMAR to evaluate the system for securing a major building from possible water contamination. The city of Wichita purchased two of these units for evaluation in utility water distribution systems as an early warning system, and the City of Anaheim installed a unit for testing in a central public facility. In 2006, a leading North American cruise ship operator purchased a unit, and the University of Arizona Water Quality Center purchased a unit. Also, the City of Anaheim and Yorkshire Water placed an order to install a BioSentry for testing in a major utility facility in the U.K. We expect the Sensor Products Group to sell its BioSentry product to the utility water security, cruise ship, homeland security, pharmaceutical, and beverage processing markets in 2007, as well as to selected government sites for warning against possible contamination acts.

Advanced Semiconductor Lithography
     JMAR’s advanced lithography development program has benefited from the investment of more than $62 million in Department of Defense (DoD) funds over the past decade on its soft X-ray light source (DARPA Contract) and an additional approximately $22 million investment in DoD funds for stepper development at Semiconductor Advanced Lithography, Inc. (SAL) prior to JMAR’s acquisition of SAL. The Company expects no further funding under the DARPA Contract.
     However, a contract issued to JMAR’s Vermont Operations by Naval Air Warfare Center AD now supports continued X-ray nanolithography technology and infrastructure development. Under this contract, JMAR procures sub-100 nm feature size X-ray masks used in the development and production of high-speed C-RAM with 50-35 nanometer features, enabling 16 megabyte and higher densities for high-priority military and space applications (NAVAIR Contract). A total of $15.5 million has been received under this contract, including $3.1 million funded in August 2006. The present total contract amount is $17.5 million, with incremental funding under the contract sought on an annual basis.
Manufacturing
     JMAR has sufficient facilities and staff for limited production of BioSentry, X-ray sources, READ sensor systems, and other products at its South Burlington, Vermont facility. JMAR believes that it will be able to expand such facilities in Vermont as needed as its product lines become successful. The Vermont staff has put in place the Enterprise Resource Planning and Engineering Design Control systems to manage the production process and has demonstrated core competence in small volume production of complex products, such as BioSentry. This base of production competence was developed initially from lithography systems manufacturing.
     Production competence at JMAR’s Vermont Operations spans motion control, position sensing, CPL subsystem integration, X-ray subsystem integration, electrical and electronic systems, and the software development competence to integrate and test complex products and systems. To enhance its manufacturing capability, the Company implemented a new ERP system in 2005. This tool-set links production with marketing, sales and finance giving real time access to the factory’s capability to serve (lead-time) and accurate product cost upon which to set price.
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
     Although we anticipate having alternate sources of supply for the components used in our future production systems, there are no assurances that additional suppliers will materialize. In particular, XRM and XNP-like products require a specific design of X-ray optics called zone plates that are difficult and expensive to manufacture. We have identified suppliers of zone plates and have also initiated an effort to manufacture zone plates in-house. Expertise for in-house manufacturing of these zone plates lies within the Vermont Operations.
Sales and Marketing
     During 2005 and 2006, JMAR’s sales and marketing effort has been focused on entering into representation and distribution agreements with respected sales organizations. Currently, 19 representatives and distributors have contracted to sell BioSentry systems in various market verticals including water utilities and municipalities, pharmaceutical and marine in select areas in the U.S., Europe, Mexico, Asia and Australia. In addition, JMAR has entered into representation and sales agreements with LOT-Oriel, Lastek Pty, and SP Systec, Ltd. for representation of the BriteLight. As part of its marketing activities, JMAR also showcases its products at product conferences to broaden the exposure of its products to new customers.

Research and Development
     The majority of JMAR’s R&D effort has been carried out under contracts from the U.S. Department of Defense (“DoD”). This work focuses on solving technology problems of importance to the United States because of defense needs or critical industrial base considerations. JMAR also carries out independent research and development (IR&D) in areas of interest to the DoD. IR&D is included in the rate structure associated with government contracts. Finally, JMAR funds technology and product development work intended to grow the Company through new products and an expanded customer base. Starting in 2005, JMAR increased its investment in this last category above historic levels as it focused on the development of new products with attractive commercial market potential.
     Company-funded expenditures for research, development and engineering (RD&E) were $2,703,257, $3,049,439, $1,642,781, $529,039 and $854,306 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Total expenditures for RD&E, including funding provided by third party contracts from the U.S. government and other companies, were $6,275,741, $5,926,451, $5,636,643, $10,135,784 and $12,383,221 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.
     Since January 2004, the Company received approximately $17 million in financing from various institutional and accredited investors. JMAR has used a portion of these funds to initiate and advance new product research and development efforts and to acquire or license products and technologies that support its BioSentry, XRM and XNP product lines.
Intellectual Property Rights
     JMAR’s patent protection efforts have resulted in the issuance of 21 U.S. patents and 10 foreign patents. JMAR currently has filed 18 pending U.S. patent applications, 8 pending foreign applications and 4 provisional patent applications. The issued patents contain numerous claims covering various types of laser plasma X-ray sources, high-brightness solid state lasers, point-source lithography system technology, advanced collimator technology, improved X-ray source chambers, improved laser amplifiers, internal imaging of semiconductor devices (nanotomography), laser ablation of materials, ultraviolet and EUV microlithography systems, Advanced Optical Scanning Microscope systems and X-ray lithography stepper technology, each of which represents an opportunity for growth for JMAR. The expiration dates of these patents range from 2010 to 2024. Some of the more recent pending and provisional applications cover aspects of the BioSentry product.
     In 2004 and 2005, JMAR entered into exclusive licenses with PointSource Technologies, LLC and The LXT Group covering technology, including issued U.S. patents and pending patent applications, that are related to our BioSentry products. In addition, JMAR has six patents pending for BioSentry hardware and software and in specific applications.
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
Employees
     Currently, the Company has approximately 40 full-time employees. In connection with cost-cutting measures, a number of the Company’s employees have been terminated and several others have resigned. In addition, the Company’s Chief Financial Officer recently resigned to pursue other interests. The Company recently hired a new Chief Financial Officer who is focused on efforts to bring in additional financing for the Company. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.

INFORMATION REGARDING INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT SALES
     The Company operates in two segments as follows: Research Division/Vermont Operations and Sensor Products Group. Financial information relating to the Company’s segments, significant customers and export sales for the three years ended December 31, 2006 is incorporated by reference from Note 13 of Notes to Consolidated Financial Statements.
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
     Our revenues, exclusive of discontinued operations, for the years ended December 31, 2006, 2005 and 2004 were $4,857,092, $5,764,252 and $6,361,562, respectively. Our net loss for 2006, 2005 and 2004 was $13,106,681, $8,032,803 and $5,632,140, respectively. If not reduced, our continuing product development efforts will lead to increased expenditures and will increase the amount of our losses. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.
Our cash requirements are significant and the failure to generate sufficient funds from operations or obtain additional financing has had and will continue to have a significant adverse effect on the Company’s financial condition and its operations.
     Our cash used in operating activities for the years ended December 31, 2006, 2005 and 2004 was $6,595,411, $4,806,376 and $4,431,232, respectively. These negative cash flows are primarily related to operating losses, discontinued operations, and fluctuations in working capital items.
     We will continue to use cash in 2007 for 1) product development efforts, and to acquire or license products, technologies or businesses; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
You will experience additional dilution if the Company is not successful in selling its new products.
We intend to continue to invest significant funds in our new product development programs, as well as seek financial partners for further product development, and will need to raise additional funds in order to continue our sales and marketing activities and for other working capital needs in 2007. In such event, we would expect to seek to raise such capital through the sale of our equity securities, and, as a result, shareholders will experience significant further dilution. There can be no assurance, however, that we will be able to raise such additional financing or enter into such partnerships.
Our outstanding preferred stock has a liquidation preference of $7,850,000, which is in excess of our total stockholders’ equity.
     Our currently outstanding Convertible Preferred Stock has a total Stated Value of $7,850,000 as of March 26, 2007. Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Company’s Preferred Stock are entitled to receive, before any payment or distribution shall be made on the common stock out of the assets of the Corporation available for distribution to the stockholders, the Stated Value per share of the Company’s Preferred Stock then outstanding and all accrued and unpaid dividends. In the event of a dissolution, liquidation or winding up of the Corporation, holders of common stock may lose their entire investment.

Our working capital line of credit, as well as the obligations under our Preferred Stock, are secured by the grant of a security interest in all of our assets and upon a default the lender may foreclose on all of our assets.
     Pursuant to the terms of the Preferred Stock, the Company is required to make monthly dividend payments and to make payments to redeem shares of the Preferred Stock in monthly installments, with a large balloon payment due in 2008. These obligations, as well as the Company’s obligations under its working capital line of credit with the same party (the outstanding balance of which was approximately $975,000 as of March 26, 2007), are secured by the grant of a security interest in all of the Company’s assets. In the event of the Company’s failure to make such payments or to comply with the terms of the working capital line of credit, the other party can declare a default and seek to foreclose on the Company’s assets. If the Company is unable to repay or refinance such indebtedness, the holders of the Company’s common stock may lose their entire investment.
“Weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.
     Management determined that material weaknesses in our internal control over financial reporting existed as of December 31, 2006 with regard to 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit. Management has taken recent actions to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediation. See “Item 9A—Controls and Procedures” for a more complete description of this material weakness.
     We cannot assure you that additional control deficiencies or material weaknesses will not be identified by our management or independent registered public accounting firm in the future. In addition, even after having taken steps to remediate these weaknesses, our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. Failure to achieve adequate internal control over financial reporting could adversely affect our business operations and financial position.”
If our product development programs are not successful, it will harm our business.
     The development of sophisticated laser-based systems and sensors, such as our BioSentry and our X-ray Nano Probe products, is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs. We have had limited success in past product development efforts, including the failure to achieve market acceptance of our Collimated Plasma Lithography (CPL) products and in our efforts to establish a standard semiconductor products business. We cannot assure you that we will be able to successfully develop our new products, or that unanticipated technical or other problems will not occur which would result in delays in our development programs.
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
If our BioSentry business is unsuccessful, it will cause a significant adverse effect on our financial condition and significant accounting write-offs.
     If our BioSentry business area is unsuccessful in the next several months in either selling significant numbers of BioSentry units or in obtaining significant additional financing or significant support from partnering arrangements, we will have to consider curtailing the BioSentry operations which would result in further reductions in BioSentry personnel and the write-down of a significant portion of the BioSentry assets.
We depend on third party suppliers of various components for our equipment business and our business will be harmed if the supply of key components is interrupted or discontinued.
     Our Research Division, Vermont Operations, and our Sensor Products Group (BioSentry) are dependent on third party suppliers for components used in the development and manufacture of our products. If certain key components are delayed or unavailable, we might have to reengineer our products, resulting in delays and increased costs, or we may have to pay other suppliers more to obtain those components, which could adversely affect our business. In addition, our cost models contemplate that multiple suppliers and greater volume purchases will bring down the manufacturing costs to make our new systems more competitively priced.

     Although we anticipate having multiple sources of supply for the components used in our future production systems, there are no assurances that additional suppliers will materialize. In particular, our X-ray Nano Probe product requires certain X-ray optics called zone plates that are difficult and expensive to manufacture. We have identified suppliers of zone plates and have also initiated an effort to manufacture zone plates in-house. If we cannot obtain these zone plates when needed at an acceptable cost, then we will need to rely on other optics, which would involve additional re-engineering and related delays and additional costs which could adversely affect our business. Our BioSentry product development effort also relies on certain complex optics. If we cannot obtain these complex optics when needed at an acceptable cost, then we may have to redesign the product, which would involve additional re-engineering and related delays and additional costs which could adversely affect our business.
The success of our business is dependent on our ability to compete effectively, particularly against larger, more established companies with greater resources.
     The markets for our products are highly competitive and are characterized by rapid technological change and evolving industry standards. For example, although we are not aware of any products in the market for detecting and classifying microorganisms similar to our BioSentry product, water utilities and other water industry customers currently employ other products and technologies, such as filters and ultraviolet disinfection systems, to remove or neutralize microorganisms from the water supply. The X-ray Microscope and X-ray Nano Probe products provide alternative “soft” X-rays for the microscopy and materials processing markets. Currently, the intended users of soft X-rays must pay for time on large synchrotrons to perform their intended processes. Alternatively, for biological experimentation, other technologies are available, such as transmission electron microscopy, to perform the types of analyses performed by our new X-ray Microscope product. While we believe that our new X-ray products will provide certain functions that the current competitive products and technologies cannot provide (e.g., lower capital and operating expense; more rapid performance), there is a risk that our intended customers may not view these benefits as outweighing the features of established products and technologies (which include better resolution in the case of transmission electron microscopes or lower costs in the case of optical microscopes).
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
     To date, our CPL development program has received in excess of $62 million in funding under DARPA contracts over the past 10 years, with $3.5 million and $3.7 million received in 2005 and 2004, respectively. In 2006 and 2005, approximately 83 and 71 percent, respectively, of our revenues was derived as the prime contractor or subcontractor for two government contracts. One of the contracts is issued to our Research Division by the U.S. Army Research Laboratory sponsored by DARPA for further development of our CPL system (DARPA Contract). In February, 2005, we received the last $3.5 million in funding under the DARPA Contract. No further program funding related to the DARPA Contract is included in the United States Government’s budget and we expect no further funding under this contract after the receipt of the $3.5 million. We continue to receive funding from the Government under a separate DARPA/NAVAIR contract (NAVAIR Contract) for the procurement of X-ray masks. The funding for the NAVAIR Contract has been Congressionally mandated and is subject to the risk of losing Congressional support.
     The DOD’s overall budget, and our participation therein, is subject to reduction based upon a number of factors, including general budgetary constraints, shifting priorities of the specific governmental agency which sponsors the funding and our own performance under our contracts with the Government. We do not expect to receive funding from government sources at similar levels in the future. The Company is relying on the sale of its new products in 2007 and beyond, together with financing transactions, which could include strategic alliances, to support continued product development and operations. To the extent we continue to invest in product development, these expenditures will increase our losses accordingly.

     Until mid-2006, a major source of funding was the subcontract between JMAR’s Microelectronics Division (operated by JSI Microelectronics, Inc., a subsidiary of JMAR) and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA. This work, which started in 1998, has resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004 and $2.3 million in letter contracts in 2005. In February, 2006, the last of this funding was received and as of September 30, 2006, JSI Microelectronics, Inc. ceased operations.
Our BioSentry product may be subject to various governmental approvals that may limit our ability to market and sell our product.
     In some cases, the use of our BioSentry product by the water utility industry, the commercial water bottling industry and others may require approval by governmental regulators prior to the commercial use of such units by our customers. In other cases, the acceptance of our BioSentry product may be enhanced by certification or other approvals by industry groups or government regulators. The failure to obtain approval of various state and federal agencies could adversely impact the sale of our BioSentry products
Our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.
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
     In order to reduce costs, we have recently laid-off several employees and several key employees have resigned, including our Chief Financial Officer (who resigned to pursue other interests). Our success is substantially dependent on the efforts of certain key personnel. In particular, our nanotechnology product development efforts rely on the skill of several key laser and laser plasma scientists and engineers and our BioSentry product development effort relies on the skills of several key technical personnel in the areas of scattered-light-based detection systems, algorithms used to interpret the results of scattered light and microorganism morphology, as well as personnel experienced in the water industry. The loss of such personnel would adversely affect our business and prospects. In such event, we cannot assure you that we would be able to employ qualified persons on terms favorable to us. In seeking and retaining qualified personnel, we are required to compete with companies having greater financial and other resources than we have. Since our future success is dependent upon our ability to retain or attract qualified personnel, our failure to do so could have an adverse impact on our business.
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
     Our BioSentry product uses scattered light to detect particles in fluids. This field is the subject of substantial patent activity. We have entered into License Agreements with PointSource Technologies and The LXT Group, covering the license of technologies related to the BioSentry product area. Although JMAR believes that the patents and technology licenses from PointSource and LXT, as well as the technology that we have developed in-house, provide adequate coverage for our current BioSentry product, we can give you no assurances that the technologies that we want or need to use in the future in this field may not infringe on the patents or proprietary rights of others. If we need to use technologies owned by third parties in connection with our BioSentry products and cannot license them on reasonable terms, our ability to develop, manufacture and commercialize our BioSentry products will be adversely impacted, which would adversely affect our business and our stock price.

If our outstanding options and warrants are exercised and if our preferred stock is converted it will result in substantial dilution.
     As of December 31, 2006, we had outstanding 39,535,615 shares of common stock. Substantially all of the outstanding shares of the Company’s common stock are freely tradable without restriction or further registration under the Securities Act. Affiliates may sell the shares they own pursuant to Rule 144, subject to certain notice filing and volume limitations.
     As of December 31, 2006, there were 9,640,305 shares of common stock subject to issuance upon exercise of outstanding options and warrants. As of March 26, 2007, we had outstanding $7,850,000 stated value of Series G and I Convertible Preferred Stock. The outstanding Series G Preferred Stock is convertible into shares of common stock at $2.00 per share and the outstanding Series I Preferred Stock is convertible into shares of common stock at $1.16 per share. Subject to a contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G and I Preferred Stock is convertible into 6,240,062 shares of Common Stock.
     To the extent that outstanding options and warrants are exercised prior to their expiration dates, additional funds will be paid into us at the expense of dilution to the interests of our stockholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants and other securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities. The sale of the shares issued upon exercise of our outstanding warrants and options and conversion of our Convertible Note and Preferred Stock could adversely affect the market price of our common stock.
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
     We have federal net operating loss carry-forwards of approximately $62 million at December 31, 2006. These NOLs expire incrementally through 2026. Realization of future tax benefits from utilization of our net operating loss carry-forwards for income tax purposes is limited by changes in ownership in 1990, 1992 and 1993. Of the total NOLs, annual limitations of approximately $658,000 apply to approximately $2.5 million of the NOLs and the balance is subject to these annual limitations. In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Due to our taxable losses, we have been unable to take advantage of the benefits of these NOLs. The realization of the benefits of these NOLs is dependent upon our recognition of taxable income in the future prior to the expiration of the NOLs.
If we issue shares of preferred stock with greater rights than the common stock, it could result in the decrease in market price of the common stock and could delay or prevent a change in control of us.
     Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, of which 785,000 shares of Series G and I Preferred Stock were outstanding as of March 26, 2007. As a result of prior issuances of a total of 1,450,000 shares of preferred stock that were subsequently converted into common stock, a total of 2,765,000 shares of Preferred Stock are available for issuance in the future. Our Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.
Item 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
Item 2. PROPERTIES
     The Company has a total of approximately 44,047 square feet of laboratory, office, manufacturing and storage space under leases between the Company or its subsidiaries and their respective landlords.
     The Company’s corporate headquarters, Research Division and Sensor Products Group lease 23,080 square feet of office, laboratory and storage space in a single facility in Northern San Diego County. That lease expires on October 31, 2012. In connection with its efforts to further reduce its costs, the Company is actively seeking to sublease a portion of this space.
     JSI Microelectronics, Inc., which previously operated as the Company’s Microelectronics Division, leases 7,200 square feet of office and storage space in Sacramento, California. The original term of the lease was scheduled to expire on May 31, 2008. JSI Microelectronics, Inc. ceased operations as of September 30, 2006 and has vacated the premises. As a result, the landlord has commenced legal action against JSI Microelectronics to terminate the lease and obtain a judgment of the remaining rent under the lease.
     The Systems Division leases a total of 13,767 square feet of office, manufacturing, clean room and storage space in South Burlington, Vermont. That lease expires on March 31, 2008.
Item 3. LEGAL PROCEEDINGS
     In March, 2007, MP Holdings, LLC commenced legal action against JSI Microelectronics, Inc., the Company’s wholly-owned subsidiary, to terminate the lease of the premises located in Sacramento County. Since JSI Microelectronics had already vacated the premises and has no material assets, no action is being taken to resist this legal action. JMAR Technologies, Inc. is not a guarantor on this lease and believes it has no legal responsibility for the obligations of JSI Microelectronics, Inc. JMAR has not been named in this lawsuit.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
     Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded on the OTC Bulletin Board under the symbol JMAR.OB. The 2006 and 2005 high and low transaction prices for the common stock as reported by NASDAQ (through December 22, 2006) and the OTC Bulletin Board (after December 22, 2006) are set forth in the following table.

Common Stock Price

	High	Low
2006
First Quarter	1.25	0.86
Second Quarter	0.94	0.41
Third Quarter	0.68	0.32
Fourth Quarter	0.45	0.15
2005
First Quarter	1.77	1.29
Second Quarter	1.48	1.10
Third Quarter	1.59	1.17
Fourth Quarter	1.48	1.00
     As of March 19, 2007, there were approximately 10,285 beneficial owners of JMAR’s common stock and approximately 600 record holders. As of March 26, 2007, the Company’s common stock price was $0.23.
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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
     The selected consolidated financial data that follows has been extracted from the Company’s Consolidated Financial Statements, which have been audited by the Company’s independent registered public accounting firm, Singer Lewak Greenbaum and Goldstein LLP for 2006 and Grant Thornton LLP for 2005, 2004, 2003 and 2002. It should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto, which are included elsewhere in this report. The amounts for 2005, 2004, 2003 and 2002 have been adjusted from that previously reported to reflect the operations of the Microelectronics Division as a discontinued operation.
Consolidated Statements of Operations Data – For the Years Ended December 31,

	2006	2005	2004	2003	2002
Revenues	$4,857,092	$5,764,252	$6,361,562	$12,767,495	$14,553,450
Gross profit	422,366	1,625,712	1,283,617	3,014,036	2,708,044
Operating expenses	12,905,779	9,376,737	6,269,942	5,041,302	6,318,510
Loss from operations	(12,483,413)	(7,751,025)	(4,986,325)	(2,027,266)	(3,610,466)
Realized gain on sale of marketable securities	—	—	—	—	1,349,721
Interest and other income	53,093	171,521	115,484	60,214	67,404
Interest and other expense	(423,565)	(257,527)	(821,586)	(731,315)	(236,015)
Loss from continuing operations before income taxes	(12,853,885)	(7,837,031)	(5,692,427)	(2,698,367)	(2,429,356)
Income tax expense	—	—	—	—	(484,423)
Loss from continuing operations	(12,853,885)	(7,837,031)	(5,692,427)	(2,698,367)	(2,913,779)
Gain (loss) from operations of discontinued operations	(252,796)	(195,772)	60,287	(785,096)	(5,386,914)
Gain (loss) on disposal of discontinued operations	—	—	—	205,000	(3,200,000)
Net loss	(13,106,681)	(8,032,803)	(5,632,140)	(3,278,463)	(11,500,693)
Deemed preferred stock dividends	(1,283,668)	(2,091,232)	(2,247,876)	(942,903)	—
Loss applicable to common stockholders	(14,390,349)	(10,124,035)	(7,880,016)	(4,221,366)	(11,500,693)
Basic loss per share:
Loss per share from continuing operations	$(0.36)	$(0.28)	$(0.26)	$(0.14)	$(0.12)
Loss per share from discontinued operations	(0.01)	(0.01)	—	(0.02)	(0.37)
Loss per share applicable to common stock	$(0.37)	$(0.29)	$(0.26)	$(0.16)	$(0.49)
Basic and diluted weighted average shares	39,417,421	34,924,561	30,758,689	25,618,296	23,618,169
Consolidated Balance Sheet Data – December 31,

	2006	2005	2004	2003	2002
Working capital (deficit)	$(2,657,725)	$4,036,601	$7,180,382	$2,427,166	$(780,117)
Total assets	5,970,816	16,317,944	17,426,098	13,493,183	15,121,660
Short-term debt	1,267,065	162,351	145,019	2,395,445	1,556,405
Long-term liabilities	413,694	638,659	465,492	449,873	1,708,804
Redeemable preferred stock	5,409,527	6,969,341	8,087,274	2,217,150	—
Stockholders’ equity (deficit)	(5,340,380)	4,555,228	5,101,925	5,277,800	3,677,994

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     JMAR Technologies, Inc. is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of nanotechnology products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government.
     JMAR’s pursuit of leading edge products targets nanotechnology, bioscience and the semiconductor industries with its BioSentry contamination warning system for waterborne microorganisms using laser-based, multi-angle light scattering technology, its BriteLight laser, a stand-alone product as well as the x-ray light source in nanolithography systems; the X-ray Microscope for 3D visualization of single cells and polymers; and the X-ray Nano Probe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs a key strategic alliance for the production of a hazardous materials chemical sensor, and the prototyping and production of a nanoparticle ultra-thin coating system.
     A major source of revenue for the Company was the subcontract between JMAR’s Microelectronics Division and General Dynamics Advanced Information systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. All work under the GDAIS Contract has been completed. Accordingly, the Company has reflected the Microelectronics Division as a discontinued operation for all periods included in this Form 10-K.
     In early 2007, in order to remedy the problem of an operating cash shortfall, the Company held informal discussions with Laurus Master Fund LP (the holder of the Company’s Preferred Stock and the Company’s working capital lender) regarding additional financing. On February 27, 2007 JMAR formally requested a short term (four month) financing. Subject to terms that include warrants for a significant number of shares at a minimal exercise price and a requirement for JMAR to demonstrate a substantial reduction in its cash burn rate, on March 21, 2007, JMAR’s Board of Directors approved the proposed financing providing for a one year note for $750,000. The Company is currently negotiating a definitive agreement with Laurus for this financing which is anticipated to be completed in April, 2007. With regard to lowering the cash burn (net loss plus non-cash items), the Company has engaged in cost reduction efforts for the past six months resulting in a reduction from approximately $600,000 per month for most of 2006 to approximately $350,000 for March 2007. The Company intends to further reduce this rate through continued improvements. The cost reductions contributing to this improvement include salaries and benefits, consulting and legal fees, board fees, and IR&D project costs.
Sources of Revenue
Contract Research and Development, Technical Support, and Production Programs
     The majority of the Company’s revenues have been derived as the prime contractor or subcontractor for two government contracts. These contracts have generated intellectual property owned by the Company in areas in which the Company believes there are significant commercial applications.
     A contract issued to JMAR’s Vermont Operations by Naval Air Warfare Center AD, supports continued X-ray nanolithography technology and infrastructure development. Under this contract, JMAR procures sub-100 nm feature size X-ray masks used in the development and production of high-speed C-RAM with 50-35 nanometer features, enabling 16 megabyte and higher densities for high-priority military and space applications (NAVAIR Contract). A total of $15.5 million has been received under this contract, including $3.1 million funded in August 2006. The present total contract amount is $17.5 million, with incremental funding under the contract sought on an annual basis.

     The U.S. Army Research Laboratory contract sponsored by DARPA and issued to JMAR’s Research Division has facilitated development of the Company’s Collimated Plasma Lithography (CPL) system (DARPA Contract). A total of $23.7 million has been received under this contract since 2001, including $3.5 million funded in February 2005 (the receipt of funding allows the Company to bill for costs incurred, plus a portion of Company overhead expenses). No program funding related to the DARPA Contract is included in the United States Government’s current fiscal year budget and the Company expects no further funding under this contract.
Standard Products
     JMAR’s diode pumped solid state BriteLight Laser, developed specifically to enable the efficient production of soft X-rays using laser produced plasma, is now marketed by JMAR as a standard product for advanced laser applications. Commercial BriteLight units are presently operating in Korea and at the Lawrence Livermore National Laboratory. JMAR is carrying out manufacturing engineering to reduce production costs and to expand the addressable market for this high performance laser.
     The Company has developed and is marketing and selling its BioSentry sensor for continuous, on line, real-time monitoring of drinking water for the presence of microorganisms. JMAR has received a number of orders for a small number of units from commercial and government customers, including a beverage company, a cruise line and several water utility, municipal and federal agencies. Additional resources for further product development, marketing and distribution are necessary in order to take advantage of the potential markets for the BioSentry. If the Company is unsuccessful in the next several months in either selling significant units, obtaining additional financing or obtaining the support of strategic or financial partners, it will need to consider curtailing its support of the BioSentry business area.
New Products Under Development
     JMAR has identified commercial opportunities for instruments enabled by the laser and soft X-ray generator technology developed by the Company over the past decade in pursuit of CPL. Advanced nanolithography as well as the compact X-ray Nano Probe product is under development and targeted at large addressable markets. JMAR’s resources for new product development are currently extremely limited and JMAR will continue to pursue government funding to support JMAR’s soft X-ray based new product development efforts. The lack of success in obtaining such funding will result in a decrease in the further development of this technology.
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
Results of Operations
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     Revenues. Total revenues for the years ended December 31, 2006 and 2005 were $4,857,092 and $5,764,252, respectively, the majority of which were contract revenues. Revenues for 2006 and 2005 were as follows:

	2006	2005
Research Division	$1,898,497	$1,901,246
Vermont Operations	2,858,909	3,861,407
Sensor Products Group	99,686	1,599

	$4,857,092	$5,764,252

     The decrease in revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 was primarily attributable to a decrease of $732,150 related to the READ program, $362,259 related to BriteLight sales and $138,278 related to the DARPA Contract. The decrease in the DARPA Contract in 2006 is because the last funding on that contract was received in February 2005 and the decrease in READ program revenues is due to the completion in 2006 of the 2 Alphas and 3 Betas for that program. These decreases were offset in part by an increase in NAVAIR revenues of $317,665.

     Losses. The net loss for the years ended December 31, 2006 and 2005 was $(13,106,681) and $(8,032,803), respectively. The loss from continuing operations for those same periods was $(12,853,885) and $(7,837,031), respectively, while the loss from operations for those same periods was $(12,483,413) and $(7,751,025), respectively. Included in the net loss for 2006 is a write-down of goodwill of $4,415,932. Included in the net loss for the years ended December 31, 2006 and 2005 are costs invested in product development (see further discussion below) of $2,703,257 and $3,049,439, respectively, a loss from discontinued operations of $252,796 and $195,772, respectively, and asset writedowns of $87,845 and $161,174, respectively. In addition, for 2006, as a result of the adoption of SFAS No. 123(R) on January 1, 2006, there is a non-cash compensation charge of $354,981, and the Company recorded an accounts receivable reserve of $428,067.
     Gross Margins. Gross margins for the fiscal years ended December 31, 2006 and 2005 were 8.7% and 28.2%, respectively. The decrease in the gross margin for the year ended December 31, 2006 compared to the prior year is primarily due to the commercial sale in 2005 of a BriteLight system by the Research Division, additional costs incurred in 2006 related to the READ product due to delays in the completion of the Alpha and Beta units, higher subcontract and material costs on the NAVAIR Contract and higher unabsorbed overhead due to lower revenues and factory underutilization due to the completion of the READ Alpha and Beta program and delays in BioSentry revenues.
     Selling, General and Administrative (SG&A). SG&A expenses for the fiscal years ended December 31, 2006 and 2005 were $5,698,745 and $6,166,124, respectively. The decrease in SG&A expenses for 2006 was primarily attributable to overall cost reductions and lower rent expense in 2006 compared to 2005. Partially offsetting these reductions was an accounts receivable reserve of $428,067 and a non-cash compensation charge of $292,746 related to SFAS No. 123(R).
     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues” and totaled $3,572,484 and $2,877,012 for the fiscal years ended December 31, 2006 and 2005, respectively. The increase in customer-funded RD&E expenditures for 2006 consists of an increase of $981,858 related to the NAVAIR Contract offset in part by a decrease of $286,386 related to the DARPA Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $2,703,257 and $3,049,439 for the fiscal years ended December 31, 2006 and 2005, respectively.
     Total RD&E expenditures for 2006 and 2005 were $6,275,741 and $5,926,451, respectively. Total RD&E expenditures as a percentage of revenues were 129% and 103% for the years ended December 31, 2006 and 2005, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
     Goodwill Write-off. The goodwill write-off in 2006 of $4,415,932 relates to the goodwill of the Research Division/Vermont Operations reporting unit. The write-off was based on an analysis performed in February 2007 in accordance with FASB Statement No. 142 (see Critical Accounting Policies and Estimates). Impacting the analysis was the Company’s low market capitalization due to its reduced stock price. In addition, the discounted cash flow analysis was impacted by the agreement reached with a leading microscopy company whereby the Company sold its XRM technology in exchange for an up front cash payment and future royalties and was appointed exclusive laser supplier for the XRM. In addition, based on the status of the Company’s BioSentry partner search initiated in June 2006, for purposes of the goodwill analysis, the assumption was that BioSentry manufacturing will be outsourced at some time in the future. In addition, due to its current financial situation, JMAR’s ability to finance the development, commercialization and sale of its products has been impacted, thereby delaying the development and commercialization of the Company’s products.

     Discontinued Operations. The loss from operations of discontinued operations of $252,796 and $195,772 for the years ended December 31, 2006 and 2005 is related to the Microelectronics Division and in 2006 includes an expense of $127,911 for assets to be disposed and $262,246 related to leases of the Microelectronics Division, primarily the facility lease, based on an appropriate discount rate.
     Until mid-2006, a major source of revenue for the Company was the subcontract between JMAR’s Microelectronics Division (operated by JSI Microelectronics, Inc., a subsidiary of JMAR) and the General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. All work under the GDAIS Contract was substantially completed in 2006. Accordingly, the Company has reflected the Microelectronics Division as a discontinued operation for all periods included in this Form 10-K.
     Interest and Other Expense. Interest and other expense for the years ended December 31, 2006 and 2005 was $423,565 and $257,527, respectively. Interest expense is higher for 2006 versus 2005 due to the utilization of the Company’s Working Capital Line and increase in the interest rate on the Working Capital Line. Included in interest expense for the years ended December 31, 2006 and 2005 is $256,169 and $206,821, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
     Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the years ended December 31, 2006 and 2005 are preferred stock dividends of $1,283,668 and $2,091,232, respectively. The preferred stock dividend amounts for the years ended December 31, 2006 and 2005 consist of $633,451 and $571,529, respectively, of preferred stock dividends paid or payable in cash and $650,217 and $1,139,206, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 Amendment (see page 26). In addition, the amount for 2006 includes the difference between the fair value of the preferred stock immediately prior to and after the 2006 Amendment (see page 26) and the 2005 amount includes $380,497 related to the excess of the fair value of the consideration issued by the Company for the redemption of the Series E Preferred Stock over its carrying amount.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Revenues. Total revenues for the years ended December 31, 2005 and 2004 were $5,764,252 and $6,361,562, respectively, the majority of which were contract revenues. Revenues for 2005 and 2004 were as follows:

	2005	2004
Research Division	$1,901,246	$3,575,633
Vermont Operations	3,861,407	2,785,929
Sensor Products Group	1,599	—

	$5,764,252	$6,361,562

     The decrease in revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to a decrease of $2,882,171 in revenues related to the DARPA Contract and a decrease of $358,847 related to two contracts completed in 2004 at the Vermont Operations. Offsetting these declines were an increase of $1,766,829 in revenues of the NAVAIR Contract and sales of $592,570 for two BriteLight systems. The lower revenues for the DARPA Contract in 2005 is related to the fact that no additional funding related to the DARPA Contract was included in the U.S. Government fiscal year 2005 budget and no further funding on this contract is expected beyond the funds received in February 2005. The NAVAIR Contract revenues are higher in 2005 due to funding received later in 2004.

     Losses. The net loss for the years ended December 31, 2005 and 2004 was $(8,032,803) and $(5,632,140), respectively. The loss from continuing operations for those same periods was $(7,837,031) and $(5,692,427), respectively, while the loss from operations for those same periods was $(7,751,025) and $(4,986,325), respectively. Included in the net loss for the years ended December 31, 2005 and 2004 are costs invested in product development (see further discussion below) of $3,049,439 and $1,642,781, respectively, a loss from discontinued operations of $195,772 in 2005 and a gain of $60,287 in 2004, and a non-cash interest charge of $206,821 and $442,029, respectively (see “Interest and Other Expenses” below). Also included in the net loss for the years ended December 31, 2005 and 2004 are asset writedowns of $161,174 and $191,575, respectively.
     Gross Margins. Gross margins for the fiscal years ended December 31, 2005 and 2004 were 28.2% and 20.2%, respectively. The Company’s margins are low because the majority of its revenues are from contract revenues, which inherently generate lower margins than product revenues. The primary increase in the gross margin for the year ended December 31, 2005 compared to the prior year is due to the commercial sale of a BriteLight system by the Research Division in the first quarter and a contract reserve of approximately $316,000 for the year ended December 31, 2004 related to reserves on a contract at the Vermont Operations and inventory reserves of approximately $168,000 also at the Vermont Operations.
     Selling, General and Administrative (SG&A). SG&A expenses for the fiscal years ended December 31, 2005 and 2004 were $6,166,124 and $4,435,586, respectively. The increase in SG&A expenses for 2005 was primarily attributable to higher SG&A costs of the Sensor Products Group formed in the quarter ended June 30, 2004 of approximately $1,252,000, higher rent of approximately $179,000, higher accounting fees of approximately $132,000 and higher legal costs of approximately $131,000. The increase for 2005 was offset in part by lower intangible amortization at the Vermont Operations of approximately $153,000 due to an intangible that became fully amortized in 2004.
     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues” and totaled $2,877,012 and $3,993,862 for the fiscal years ended December 31, 2005 and 2004, respectively. The decrease in customer-funded RD&E expenditures for 2005 consists of a decrease of $1,688,653 related to the DARPA Contract and decreases in two contracts completed in 2004 at the Vermont Operations of $680,957. These decreases were offset in part by an increase in 2005 of $1,252,760 related to the NAVAIR contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $3,049,439 and $1,642,781 for the fiscal years ended December 31, 2005 and 2004, respectively. The increase in 2005 is primarily due to product development for our XRM, XNP and BioSentry new products.
     Total RD&E expenditures for 2005 and 2004 were $5,926,451 and $5,636,643, respectively. Total RD&E expenditures as a percentage of revenues were 103% and 89% for the years ended December 31, 2005 and 2004, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, in 2005 and 2004, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
     Discontinued Operations. The loss from operations of discontinued operations of $195,772 for the year ended December 31, 2005 is related to the Microelectronics Division. The gain from operations of discontinued operations of $60,287 for the year ended December 31, 2004 includes income of $275,180 related to the Microelectronics Division and a loss of $214,893 related to the standard semiconductor products business, primarily associated with the lease of the Irvine facility. Prior to December 31, 2001, as the level of business expected from its standard semiconductor products business did not materialize, the Company decided to take action to sublease its Irvine facility and move the standard semiconductor products business into a smaller facility and recorded a reserve against the Irvine facility lease. Subsequently, this business was discontinued. The lease provided for rent and related expenses of approximately $36,000 per month through August 2005. In June 2004, the Company subleased the facility; however, the subtenant defaulted on the sublease in January 2005. The lease expired in August 2005.
     Interest and Other Expense. Interest and other expense for the years ended December 31, 2005 and 2004 was $257,527 and $821,586, respectively. Interest and other expense is lower for 2005 versus 2004 primarily due to conversions of the Company’s Working Capital Line into common stock in the first quarter of 2004 which resulted in an acceleration of amortization of the discount related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line. Included in interest expense for the years ended December 31, 2005 and 2004 is $206,821 and $442,029, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
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
Liquidity and Financial Condition
     General. Cash and cash equivalents at December 31, 2006 was $696,546. In 2006 and 2005, we funded our operations primarily from the sale of preferred and common stock. The decrease in cash and cash equivalents during the year ended December 31, 2006 of $4,583,145 resulted primarily from cash used in operations of $6,595,411 (primarily related to operating losses, an increase in prepaid expenses and other, and a decrease in accounts payable and accrued liabilities offset in part by changes in net assets and liabilities of discontinued operations and an increase in billings in excess of costs incurred) and payment of preferred stock dividends of $633,451, offset in part by net proceeds from the issuance of common stock of $1,334,413 and net borrowings under line of credit of $1,422,428.
     Working capital (deficit) as of December 31, 2006 and 2005 was $(2,657,725) and $4,036,601, respectively. The decrease in working capital is primarily due to the Company’s losses and payment of preferred stock dividends, offset in part by gross proceeds from the issuance of common stock of approximately $1.4 million.
     Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. The Company has determined that it will require additional financing for working capital requirements, as well as to complete or accelerate the development of some of its emerging new products . These financing efforts could include the sale of equity, obtaining funds in connection with our previously announced search for a partner or investor related to the BioSentry business, or from the sale or licensing of other products of the Company. See further discussion in footnote 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A above. If the Company is successful in promptly completing a $750,000 debt financing which has been presented by Laurus Master Fund to the Company and has been approved by the Company’s Board of Directors, management believes that the Company will have adequate resources to fund working capital requirements and product development through June 30, 2007. Management is engaged in several initiatives to secure financing beyond June 30, 2007.
     Sales of Common Stock. In the first quarter of 2007, JMAR entered into Securities Purchase Agreements and completed the sale of $386,682 of the Company’s common stock to Laurus. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,254,467 shares of common stock.
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
     In connection with all of the above financing transactions with Laurus, including the prior issuances of Series A-D Preferred Stock in 2003 and the Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants to purchase up to 458,181 shares of common stock (based on the level of indebtedness under the line) at an exercise price of $0.01 per share. As of March 26, 2007 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
     If not previously converted to common stock, the outstanding amount of Series G and I Preferred Stock must be redeemed in cash (or it could be redeemed with common stock if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) at various amounts and dates (see below under “Commitments”).
     The shares of common stock issuable to Laurus under all of the preferred stock and warrants described above have been included in registration statements declared effective by the Securities and Exchange Commission, except for the warrants to purchase up to 458,181 shares of common stock described above.
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
     On March 28, 2006, the Company and Laurus replaced the expiring Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25% at December 31, 2006) plus 2 percent. Accrued interest is payable monthly. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The available borrowings under the 2006 Working Capital Line were approximately $922,000 at December 31, 2006, all of which was borrowed and outstanding at December 31, 2006. In addition, at December 31, 2006, an Overadvance of $500,000 was outstanding. The 2006 Working Capital Line terminates in March 2008.
     JMAR’s obligations under the Working Capital Line are secured by a security interest in all of JMAR’s assets. Upon a default by JMAR under the Working Capital Line, Laurus would have the right to foreclose on the Company’s assets and sell those assets to repay the outstanding balance of the Working Capital Line and related costs. In addition, the Company’s obligations under the Preferred Stock, including its obligations to make dividend payments and to make regular payments in redemption of the Preferred Stock, are also secured by this blanket security interest.
     Sale of XRM Assets. In March 2007, the Company entered into an agreement with a leading microscopy company under which JMAR sold the assets of its XRM product. Among other provisions, under the agreement JMAR received an initial payment of $100,000 and reimbursement of up to $50,000 in costs, an additional payment of $500,000 once the XRM is operational at the acquirer’s facility, expected to be in April 2007, another $100,000 upon satisfaction of certain performance criteria and a four year royalty based on the sale of XRM units by the other party. JMAR was also appointed exclusive laser supplier to the other party for the same four year period.
     Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank (Comerica) issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica fell below $1 million at the end of any quarter, Comerica required that the Company set aside the amount of the letter of credit. Although the Company’s cash was less than $1 million as of December 31, 2006, the Company has not yet pledged $128,645 of its cash to Comerica. Comerica has orally agreed to accept a pledge of $39,322.50 of the Company’s cash upon the Company’s receipt of the $750,000 financing discussed above and another $39,322.50 in September 2007 shortly before the amount of the required letter of credit reduces to $78,645.
     Cash Used in Operations. Cash used in operations was $6,595,411 in 2006 compared to $4,806,376 in 2005. The loss from operations net of non-cash items (depreciation, amortization, debt discount, services received in exchange for common stock or warrants and asset write-downs) was $7,089,846 and $7,270,324 in 2006 and 2005, respectively. The lower use of cash related to the loss from operations net of non-cash items in 2006 is primarily due to lower SG&A and RD&E expenses in 2006 of $467,379 and $346,182, respectively, partially offset by lower gross profit in 2006 compared to 2005 of $1,203,346. Adversely impacting cash flow from operations in 2006 was an increase in prepaid expenses and other of $318,312 and a decrease in accounts payable and accruals of $287,123 and positively impacting cash flow from operations was an increase in billings in excess of costs incurred of $795,907 and a change in net assets and liabilities of discontinued operations of $942,171. Helping cash flow from operations for 2005 was a decrease in accounts receivable of $1,084,680 primarily related to the receipt of $3,508,000 in funding on the DARPA Contract in February 2005. Also helping cash flow from operations in 2005 was the receipt of $346,000 in lease incentives from a landlord associated with the lease of a facility in 2005, an increase in accounts payable and accrued liabilities of $535,879 and a decrease in prepaid expenses and other assets of $588,107.

     Cash Used in Investing Activities. In 2006, cash used in investing activities was $111,124 compared to $1,380,586 in 2005. The lower amount in 2006 is primarily due to a reduction in capital expenditures due to non-recurring costs incurred in 2005 related to the consolidation and expansion of its three San Diego facilities into one location and the implementation of a new ERP system in 2005, and capital expenditures of discontinued operations of $301,927.
     Cash Provided by Financing Activities. In 2006, cash provided by financing activities was $2,123,390 compared to $4,910,961 in 2005. Net proceeds from the sale of common stock were $1,334,413 and $5,813,653 in 2006 and 2005, respectively. During 2005, the Company made preferred stock redemptions of $233,333 (see preferred stock Amendments discussed above). Preferred stock dividends in 2006 and 2005 was $633,451 and $669,359, respectively.
Commitments
     Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of December 31, 2006 are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
Leases	$715,412	$530,495	$373,797	$371,233	$384,494	$331,020	$2,706,451
Deferred compensation	275,297	185,955	56,003	—	—	—	517,255

	$990,709	$716,450	$429,800	$371,233	$384,494	$331,020	$3,223,706

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
Preferred Stock Redemption Obligations
     Excluded from the above table are redemption obligations under Series G and I Preferred Stock. If not previously converted, the Series G and I Preferred Stock must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	December 31, 2006	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

Line of Credit
     On March 28, 2006, the Company and Laurus entered into a new Working Capital Line (2006 Working Capital Line). The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of December 31, 2006 there was $1,422,428 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance, all of which is included in current liabilities on the accompanying Consolidated Balance Sheet and which is excluded from the above table.
License Agreements
     In January 2005, JMAR and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting the Company an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation-based products used to detect or classify microorganisms in water and other media. Pursuant to the License Agreement, PointSource also sold substantially all of its laboratory and engineering room equipment to the Company. The License Agreement provides for the payment by JMAR of a royalty of 2.5% of the net sales of certain “licensed products” for a six year period, with the right to reduce the royalty to 1.25% after four years if we are no longer using the PointSource technology. The “Licensed Products” consist of any scattered-radiation-based products used to detect or classify microorganisms in water (including our BioSentry product) and any other product that is within the scope of the licensed PointSource patents. As additional consideration for the License Agreement, we also entered into a Securities Purchase Agreement providing for the issuance to PointSource of

520,000 shares of common stock (PointSource Shares) and warrants (PointSource Warrants) to purchase 333,333 shares of common stock (PointSource Warrant Shares), with an exercise price of $1.38 per share, and a term of 5 years. PointSource was also granted the right to purchase additional shares in an amount equal to 1.66% of the shares sold in certain subsequent issuances by us on the same terms as such issuance. PointSource subsequently assigned this additional purchase right to its affiliates (PointSource Investors), together with 500,000 of the PointSource Shares and all of the PointSource Warrants. This purchase right expired in July 2006. The PointSource Investors exercised this purchase right as it related to the February 1, 2005 offering and purchased 53,548 shares of common stock and warrants to purchase 20,081 shares of common stock with an exercise price of $1.73.
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
     On February 10, 2006, JMAR and Colorado State University Research Foundation (CSURF) as agent for Colorado State University entered into a License Agreement for the use of CSURF’s discharge pumped soft X-ray laser technology, developed under the auspices of the National Science Foundation’s Engineering Research Center for Extreme Ultraviolet Science and Technology. The laser produces high-intensity radiation at a wavelength shorter than any other laser on the market today and complements JMAR’s Laser Produced Plasma X-ray source that produces shorter wavelengths still. The License Agreement calls for an up-front payment of $10,000; a royalty of 3% of net sales for the first $1 million in net sales and then 2% thereafter; and a minimum annual royalty of $10,000 starting for calendar years after the year in which the first commercial sales are made. In addition, as part of the License Agreement, the Company agreed to enter into a sponsored research agreement with CSURF valued at $64,000 to demonstrate the applicability of the technology as a nanoprobe source.
Net Operating Loss Carryforward
     At December 31, 2006, the Company had approximately $62 million of Federal net operating loss carryforwards subject to certain annual limitations, which expire from 2007 through 2026. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.
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

Revenues
     For each of the three years ended December 31, 2006, 2005 and 2004, over 90% of the Company’s revenues were contract revenues, with the remainder consisting of two BriteLight sales, BioSentry revenues, spare parts sales and service. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. As appropriate, the program manager prepares a statement of work, schedule and budget for each contract. At least quarterly, actual costs are compared to budget and technical progress is compared to the planned schedule. The Company prepares an estimate of costs to complete for each contract at least quarterly. Estimated losses based on this review are fully charged to operations when identified. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred.
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
     Management performed an interim evaluation of goodwill as of June 30, 2004 following notification that no additional funding of the DARPA Contract was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004, December 31, 2005, June 30, 2006 and December 31, 2006. Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. With the discontinuance of the Microelectronics Division, the Company now has two business units. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and is allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the future laser based products to be performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.
     The discounted cash flow analysis is based on a 7-year projection of revenue, operating expenses, capital expenditures, and working capital requirements and a continuity value of 5 times the 7th year cash flow. The discount rate used for the most recent analysis is 30%, taking into account the riskiness of the new products. Sensitivity analysis is also performed to determine the appropriateness of the assumptions used in the discounted cash flow analysis. As a majority of the Company’s expected revenues in the future are based on products that are currently under development, the Company estimates the expected revenues in the future based on its current knowledge of the market and our expectations of successfully penetrating those markets.
     The market capitalization test is used as a complementary test to the discounted cash flow analysis. The Company estimates its market capitalization based on the average stock price over the preceding year and estimates the two business units’ relative contribution to the market value of the Company based on shareholder inquiries, emphasis by the Company in discussions with shareholders and others, and emphasis in formal shareholder communications (i.e., press releases).
     Based on the Company’s analysis as of December 31, 2006, the entire amount of goodwill of $4,415,932 was written off.
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
     The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 12 to the Consolidated Financial Statements for a further discussion of stock-based compensation.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year, SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB NO. 108.
     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a significant effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, we have adopted the provisions of SFAS No. 154 for our fiscal year beginning January 1, 2006 as applicable. The adoption of the provisions of SFAS No. 154 did not have a material impact on our consolidated financial statements.
     In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption did not have a significant impact on the Company’s consolidated financial statements.
     In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year end that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.
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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit pension plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other nonnowner changes in equity. We do not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowing under our $3 million Working Capital Line and Preferred Stock, both of which bear interest and dividends, respectively, based on the prime rate. As of December 31, 2006, we had $1.4 million outstanding under the Working Capital Line and $7.85 million of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease of approximately $100,000 on an annual basis.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Company’s consolidated financial statements prepared in accordance with Regulation S-X and Reports of Independent Registered Public Accounting Firms are set forth at the end of this Report on pages 36 through 62.
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
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of December 31, 2006 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

     Material weaknesses in internal control over financial reporting have been identified by the Company’s independent registered public accounting firm during the December 31, 2006 audit process. They identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit. Management has taken recent actions to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediation.
     The Company is not an “accelerated filer” (i.e., the Company’s public float is below $75 million) for fiscal year 2006, hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley Act will not be applicable to the Company until the fiscal year ended December 31, 2007. Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, starting in the second quarter of 2004, the Company has been reviewing and testing its internal control procedures and it retained an outside firm to assist in this process.
Item 9B. OTHER INFORMATION
     None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by Item 10 will be set forth in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007 under the captions “Election of Directors”, “Executive Officers of the Registrant”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
     The information required by Item 11 will be set forth in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007 under the caption “Executive Compensation” and is incorporated herein by this reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 will be set forth in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007 under the captions “Information About JMAR Stock Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by Item 13 will be set forth in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007 under the caption “Certain Transactions with Management and Others” and is incorporated herein by this reference.
Item 14. PRINCIPAL AUDITOR FEES AND SERVICES
     The information required by Item 14 will be set forth in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2007 under the captions “Report of the Audit Committee”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by this reference.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
     (a) The following documents are filed as a part of this Report:
1.	Financial Statements. Index to Consolidated Financial Statements:
2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index on pages 64 to 68 are filed as part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
JMAR Technologies, Inc
San Diego, California
     We have audited the consolidated balance sheet of JMAR Technologies, Inc. (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Our audit also includes the financial statement schedule of JMAR Technologies, Inc. listed in Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMAR Technologies, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Santa Ana, California
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
JMAR Technologies, Inc.:
     We have audited the accompanying consolidated balance sheet of JMAR Technologies, Inc. (a Delaware corporation) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of JMAR Technologies, Inc. as of December 31, 2005, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Irvine, California
April 6, 2006 (except for Note 9, as to which the date is March 29, 2007)

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$696,546	$5,279,691
Accounts receivable	1,223,985	1,156,161
Inventories	519,400	434,750
Net current assets of discontinued operations	45,963	858,549
Prepaid expenses and other	255,147	327,603

Total current assets	2,741,041	8,056,754
Property and equipment, net	1,027,239	1,296,491
Intangible assets, net	1,759,454	1,708,038
Other assets	443,082	380,768
Net non-current assets of discontinued operations	—	459,961
Goodwill	—	4,415,932

TOTAL ASSETS	$5,970,816	$16,317,944

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,054,558	$1,092,511
Accrued liabilities	618,794	542,998
Accrued payroll and related costs	451,912	702,137
Billings in excess of costs incurred	1,418,372	622,465
Deferred rent	49,429	140,358
Working capital line of credit, net	1,059,355	—
Current portion of notes payable and other liabilities, net	207,710	162,351
Net current liabilities of discontinued operations	538,636	757,333

Total current liabilities	5,398,766	4,020,153

Notes payable and other long-term liabilities, net of current portion	413,694	638,659
Notes payable and other long-term liabilities of discontinued operations, net of current portion	89,209	134,563
Redeemable convertible preferred stock, 785,000 shares issued and outstanding as of December 31, 2006 and December 31, 2005, net of unamortized discount of $2,440,473 and $880,659, respectively	5,409,527	6,969,341
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; 785,000 issued and outstanding as of December 31, 2006 and December 31, 2005 included in redeemable convertible preferred stock above	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 39,535,615 shares issued and outstanding as of December 31, 2006 and 38,823,158 shares issued and outstanding as of December 31, 2005	395,356	388,231
Additional paid-in capital, net of stock subscription receivable of $855,001 at December 31, 2005	84,077,547	79,589,931
Accumulated deficit	(89,813,283)	(75,422,934)

Total stockholders’ (deficit) equity	(5,340,380)	4,555,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,970,816	$16,317,944

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues	$4,857,092	$5,764,252	$6,361,562
Costs of revenues	4,434,726	4,138,540	5,077,945

Gross profit	422,366	1,625,712	1,283,617

Operating expenses:
Selling, general and administrative	5,698,745	6,166,124	4,435,586
Research and development	2,703,257	3,049,439	1,642,781
Goodwill write off	4,415,932	—	—
Asset writedowns	87,845	161,174	191,575

Total operating expenses	12,905,779	9,376,737	6,269,942

Loss from operations	(12,483,413)	(7,751,025)	(4,986,325)
Interest and other income	53,093	171,521	115,484
Interest and other expense	(423,565)	(257,527)	(821,586)

Loss from continuing operations	(12,853,885)	(7,837,031)	(5,692,427)
Gain (loss) from operations of discontinued operations	(252,796)	(195,772)	60,287

Net loss	(13,106,681)	(8,032,803)	(5,632,140)
Deemed preferred stock dividends	(1,283,668)	(2,091,232)	(2,247,876)

Loss applicable to common stock	$(14,390,349)	$(10,124,035)	$(7,880,016)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.36)	$(0.28)	$(0.26)
Gain (loss) per share from discontinued operations	(0.01)	(0.01)	—

Basic and diluted loss per share applicable to common stock	$(0.37)	$(0.29)	$(0.26)

Shares used in computation of basic and diluted loss per share	39,417,421	34,924,561	30,758,689

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements of operations.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Preferred Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Paid-in	Deficit	Equity (Deficit)
Balance, December 31, 2003	27,654,845	$276,548	—	$—	$62,420,135	$(57,418,883)	$5,277,800
Issuance of stock and warrants for services	11,604	117	—	—	141,966	—	142,083
Issuance of common stock from preferred stock conversions (net of costs of $96,467)	2,003,205	20,032	—	—	3,383,501	—	3,403,533
Issuance of common stock from working capital line conversions	1,048,913	10,489	—	—	1,244,011	—	1,254,500
Beneficial conversion feature of preferred stock and working capital line, and fair value of warrants	—	—	—	—	1,772,225	—	1,772,225
Issuance of common stock related to SAL earn-out	593,787	5,938	—	—	986,335	—	992,273
Repurchase of stock	(7,552)	(76)	—	—	(17,671)	—	(17,747)
Stock issued upon exercise of options	71,933	719	—	—	156,555	—	157,274
Preferred stock dividends	—	—	—	—	—	(2,247,876)	(2,247,876)
Net loss	—	—	—	—	—	(5,632,140)	(5,632,140)

Balance, December 31, 2004	31,376,735	313,767	—	—	70,087,057	(65,298,899)	5,101,925
Issuance of stock and warrants for services	40,538	405	—	—	111,080	—	111,485
Modification to preferred stock terms	—	—	—	—	1,066,803	—	1,066,803
Issuance of common stock and warrants for cash, net of stock subscription receivable of $855,001 and costs of approximately $115,000	5,825,189	58,252	—	—	5,755,401	—	5,813,653
Redemption of Series E Preferred Stock	1,041,667	10,417	—	—	1,327,083	—	1,337,500
Stock issued upon exercise of options	19,029	190	—	—	(190)	—	—
Issuance of common stock and warrant related to PointSource license	520,000	5,200	—	—	1,242,697	—	1,247,897
Preferred stock dividends	—	—	—	—	—	(2,091,232)	(2,091,232)
Net loss	—	—	—	—	—	(8,032,803)	(8,032,803)

Balance, December 31, 2005	38,823,158	388,231	—	—	79,589,931	(75,422,934)	4,555,228
Issuance of stock, options and warrants for services	228,418	2,284	—	—	476,087	—	478,371
Modification to preferred stock terms	—	—	—	—	2,210,031	—	2,210,031
Issuance of warrant in connection with Working Capital Line	—	—	—	—	471,926	—	471,926
Issuance of common stock and warrants for cash, net of costs of approximately $96,000	479,167	4,792	—	—	1,329,621	—	1,334,413
Stock issued upon exercise of options	4,872	49	—	—	(49)	—	—
Preferred stock dividends	—	—	—	—	—	(1,283,668)	(1,283,668)
Net loss	—	—	—	—	—	(13,106,681)	(13,106,681)

Balance, December 31, 2006	39,535,615	$395,356	—	$—	$84,077,547	$(89,813,283)	$(5,340,380)

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements of stockholders’ equity.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(13,106,681)	$(8,032,803)	$(5,632,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and debt discount	606,620	479,860	963,234
Stock based compensation expense	367,691	—	—
Services received in exchange for common stock or warrants	110,680	121,445	142,083
Asset writedowns	4,503,777	161,174	191,575
Accounts receivable reserve	428,067	—	—
Change in assets and liabilities:
Accounts receivable	(495,891)	1,084,680	(553,281)
Inventories	(84,650)	(100,569)	21,920
Prepaid expenses and other	(318,312)	588,107	(236,119)
Billings in excess of costs incurred	795,907	(86,708)	791,587
Lease incentives received from landlords	(57,667)	346,000	—
Accounts payable and accrued liabilities	(287,123)	535,879	629,494
Changes in net assets and liabilities of discontinued operations	942,171	96,559	(749,585)

Net cash used in operating activities	(6,595,411)	(4,806,376)	(4,431,232)

Cash flows from investing activities:
Capital expenditures of continuing operations	(33,287)	(923,807)	(247,193)
Capital expenditures of discontinued operations	(4,056)	(301,927)	(160,845)
Additions of intangible assets, other assets and goodwill of continuing operations	(143,781)	(137,264)	(359,347)
Payments of note payable of discontinued operations	—	(37,444)	(83,711)
Payments received on notes receivable	70,000	19,856	62,500

Net cash used in investing activities	(111,124)	(1,380,586)	(788,596)

Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	—	—	9,070,870
Gross proceeds from the issuance of common stock	1,334,413	5,843,653	—
Cash payments of preferred stock dividends	(633,451)	(669,359)	(249,760)
Preferred stock redemptions	—	(233,333)	(416,667)
Repurchases of stock	—	—	(17,747)
Net proceeds from the exercise of options and warrants	—	—	157,274
Net borrowings (payments) under line of credit	1,422,428	—	(868,642)

Net cash provided by financing activities	2,123,390	4,910,961	7,675,328

Net increase (decrease) in cash and cash equivalents	(4,583,145)	(1,276,001)	2,455,500
Cash and cash equivalents, beginning of period	5,279,691	6,555,692	4,100,192

Cash and cash equivalents, end of period	$696,546	$5,279,691	$6,555,692

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the years ended December 31, 2006 and 2005, the Company recorded a discount of $2,210,031 and $1,066,803, respectively, representing the difference between the fair value of the Convertible Preferred Stock and warrants immediately prior to and after the March 28, 2006 and February 1, 2005 amendments, respectively (see Note 11). Also, during the year ended December 31, 2006, the Company recorded a discount of $471,926 representing the fair value of warrants issued in connection with the 2006 Working Capital Line (see Note 8). In addition, during the year ended December 31, 2005, the Company recorded $1,247,897 for the fair value of license rights and certain assets acquired in connection with the license agreement entered into with PointSource Technologies, LLC in January 2005 in exchange for common stock and warrants (see Note 15). Also, during the year ended December 31, 2005, the Company recorded the redemption of the Series E Convertible Preferred Stock with a fair value of consideration issued of $1,337,500 and a carrying value of $957,003 (see Note 11). During the year ended December 31, 2004, the holder of the Convertible Preferred Stock converted $3,500,000 of the preferred stock into 2,003,205 shares of common stock of the Company. The Company recorded a discount of $1,772,225 representing the beneficial conversion feature of the redeemable convertible preferred stock and debt and the fair value of warrants issued in connection with the preferred stock and debt transactions in 2004 (see Notes 8 and 11). In addition, during the year ended December 31, 2004, $1,254,500 of the Company’s working capital line of credit was converted into 1,048,913 shares of common stock of the Company (see Note 8). Also, during the year ended December 31, 2004, the Company repaid $364,239 in convertible notes and $3,034 in accrued interest with the issuance of 118,121 shares of common stock (see Note 8). During the year ended December 31, 2004, the Company issued 475,666 shares of common stock to the former shareholders and creditors of SAL, Inc. in full satisfaction of outstanding earn-outs relating to the acquisition of SAL, Inc. (see Note 11).
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements of cash flows.

JMAR TECNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
1. Description of the Company and Financial Condition
     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     JMAR is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government.
     JMAR’s BioSentry product is a contamination warning system for waterborne microorganisms. BioSentry uses laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.
     JMAR’s pursuit of leading edge products targets nanotechnology, bioscience and the semiconductor industries with its BriteLight laser, a stand-alone product as well as the x-ray light source in nanolithography systems; the X-ray Microscope for 3D visualization of single cells and polymers; and the X-ray Nano Probe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs a key strategic alliance for the prototyping and production of a nanoparticle ultra-thin coating system.
     The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $13,106,681 and $8,032,803 for the years ended December 31, 2006 and 2005, respectively, and losses are expected for the foreseeable future. In addition, excluding discontinued operations, our revenues declined to $4,857,092 from $5,764,252 for the years ended December 31, 2006 and 2005, respectively. We had negative operating cash flow for the years ended December 31, 2006 and 2005 of $6,595,411 and $4,806,376, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. If the Company’s new products do not result in significant commercial sales, we will need to raise additional funds in order to continue our product development and sales and marketing activities and for other working capital needs. Assuming the completion of a proposed $750,000 financing from Laurus Master Fund, management believes that it will have adequate resources to fund its operations through June 30, 2007.
     In March 2006, General Dynamics Advanced Information Systems (GDAIS) informed the Company that Defense Microelectronics Activity (DMEA) desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. The Company has substantially completed the administrative run-off aspects of the GDAIS contract including billing and collection of receivables, payments to vendors, and government audits. The Company has reflected the Microelectronics Division as a discontinued operation in the accompanying financial statements. See “Discontinued Operations” (Note 9) for additional information.
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
     Management performed an interim evaluation of goodwill as of June 30, 2004 following notification that no additional funding of the DARPA Contract was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004, December 31, 2005, June 30, 2006 and December 31, 2006. Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. With the discontinuance of the Microelectronics Division, the Company now has two business units. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and is allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the future laser based products to be performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.
     The discounted cash flow analysis is based on a 7-year projection of revenue, operating expenses, capital expenditures, and working capital requirements and a continuity value of 5 times the 7th year cash flow. The discount rate used for the most recent analysis is 30%, taking into account the riskiness of the new products. Sensitivity analysis is also performed to determine the appropriateness of the assumptions used in the discounted cash flow analysis. As a majority of the Company’s expected revenues in the future are based on products that are currently under development, the Company estimates the expected revenues in the future based on its current knowledge of the market and our expectations of successfully penetrating those markets.
     The market capitalization test is used as a complementary test to the discounted cash flow analysis. The Company estimates its market capitalization based on the average stock price over the preceding year and estimates the two business units’ relative contribution to the market value of the Company based on shareholder inquiries, emphasis by the Company in discussions with shareholders and others, and emphasis in formal shareholder communications (i.e., press releases).
     Based on the Company’s analysis as of December 31, 2006, the entire amount of goodwill of $4,415,932 was written off.
h. Intangible Assets
     Capitalized patent costs are amortized over ten years, and other intangible assets are amortized over not more than five years. Accumulated amortization of intangible assets was $924,366 and $948,354 at December 31, 2006 and 2005, respectively (see Note 15). Capitalized patent costs are reviewed quarterly for utilization and recoverability.
i. Long-Lived Assets
     The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value at December 31, 2006.
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
j. Revenues
     For each of the three years ended December 31, 2006, 2005 and 2004, in excess of 90% of the Company’s revenues were contract revenues, with the remainder two BriteLight sales, BioSentry revenues, spare parts sales and service. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred. Estimated losses are fully charged to operations when identified.

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
m. Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. For the years ended December 31, 2006, 2005 and 2004, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of December 31, 2006, 2005 and 2004, the Company had shares issuable under outstanding warrants, stock options, convertible debt and convertible preferred stock of 15,880,367, 13,738,888 and 7,982,506, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.
n. Stock-Based Compensation Plans
     The Company has six stock plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are the only shareholder-approved stock option plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to non-plan option agreements with several individuals. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees. Had compensation cost for these plans been determined using the fair value method under SFAS No. 123, the Company’s loss applicable to common stock and loss per share would have been the following proforma amounts for the years ended December 31, 2005 and 2004 (unaudited):

		2005	2004
Loss applicable to common stockholders:	As Reported	$(10,124,035)	$(7,880,016)
Stock based compensation expense		(541,881)	(816,710)

	Pro Forma	$(10,665,916)	$(8,696,726)

Basic and diluted loss per share:	As Reported	$(0.29)	$(0.26)
Stock based compensation expense		(0.02)	(0.02)

	Pro Forma	$(0.31)	$(0.28)

     The fair value of each option and warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rate of approximately 4.27 percent in 2005 and 4.41 percent in 2004; expected dividend yields of 0 percent and expected lives of 6 years. For grants in 2005 and 2004, the expected volatility used was 102 percent and 255 percent, respectively.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method (see Note 12).
o. Reclassifications and Revisions
     Certain reclassifications have been made to the prior year financial statements to conform with the 2006 presentation.
p. Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.
     In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs,” an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a significant effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Therefore, we have adopted the provisions of SFAS No. 154 for our fiscal year beginning January 1, 2006 as applicable. The adoption of the provisions of SFAS No. 154 did not have a material impact on our consolidated financial statements.
     In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The adoption did not have a significant impact on the Company’ s consolidated financial statements.
     In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year end that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material impact on the Company’s financial statements.

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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other nonowner changes in equity. We do not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.
3. Impairment of Long-Lived Assets

     In 2006, goodwill in the amount of $4,415,932 was written off. The goodwill relates to the Research Division/Vermont Operations reporting unit. The write-off was based on an analysis performed in February 2007 in accordance with FASB Statement No. 142 (See Note 2). Impacting the analysis was the Company’s low market capitalization due to its reduced stock price. In addition, the discounted cash flow analysis was impacted by the agreement reached with a leading microscopy company whereby the Company sold its XRM technology in exchange for an up front cash payment, future royalties and the exclusive laser supplier rights for the XRM. In addition, based on the status of the Company’s BioSentry partner search initiated in June 2006, for purposes of the goodwill analysis, the assumption was that BioSentry manufacturing will be outsourced at some time in the future. In addition, due to its current financial situation, JMAR’s ability to finance the development, commercialization and sale of its products has been impacted, thereby delaying the development and commercialization of the Company’s products.
4. Accounts Receivable
     At December 31, 2006 and 2005, accounts receivable consisted of the following:

	2006	2005
Billed	$1,402,953	$847,191
Unbilled	249,099	308,970

	1,652,052	1,156,161
Less–allowance for doubtful accounts	(428,067)	—

	$1,223,985	$1,156,161

     All unbilled receivables at December 31, 2006 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at December 31, 2006 relates to the normal billing cycle and timing of billings. In addition, included in the long-term “other assets” on the accompanying Consolidated Balance Sheet is $164,197 of withheld fees from the Company’s DARPA Contract that it expects to receive upon completion of the contract and final DCAA audit. The allowance for doubtful accounts at December 31, 2006 relates to accounts receivable from FemtoTrace, Inc.

5. Inventories
     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At December 31, 2006 and 2005, inventories consisted of the following:

	2006	2005
Raw materials, components and sub-assemblies	$136,811	$194,539
Work-in-process	174	77,692
Finished goods	392,683	162,519

	529,668	434,750
Less–reserve for excess and obsolete inventory	(10,268)	—

	$519,400	$434,750

6. Property and Equipment
     At December 31, 2006 and 2005, property and equipment consisted of the following:

	2006	2005
Equipment and machinery	$2,641,660	$2,627,176
Software	599,752	590,446
Furniture and fixtures	280,229	241,090
Leasehold improvements	652,401	643,048

	4,174,042	4,101,760
Less-accumulated depreciation	(3,146,803)	(2,805,269)

	$1,027,239	$1,296,491

     Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlord. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $288,334, $238,905 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet.
7. Commitments and Contingencies
a. Leases
     The Company leases its office facilities under various operating leases expiring through October, 2012. Minimum future rental payments for non-cancelable leases as of December 31, 2006, are as follows:

Year Ending December 31,
2007	$715,412
2008	530,495
2009	373,797
2010	371,233
2011	384,494
Thereafter	331,020

$2,706,451

     Related rent expense was $532,186, $622,428 and $525,716 for the years ended December 31, 2006, 2005 and 2004, respectively.

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
     In May, 2002, Dr. Martinez informed the Board of Directors of his desire to retire. The Board and Dr. Martinez engaged in discussions regarding Dr. Martinez’s future role with the Company. In order to set a definite date for the transition to a new CEO, in July, 2002, the Board of Directors exercised the Company’s rights under the Employment Agreement to discontinue Dr. Martinez’s status as CEO effective August 16, 2002. Following negotiations between Dr. Martinez and the Board, an agreement was reached to restructure this payment obligation to spread the payments over six years to reduce the impact of the original agreement on the Company’s cash flow. In consideration for this modification, the Company agreed to provide comparable medical insurance benefits for six years, and modified 942,242 of the outstanding options and warrants held by Dr. Martinez to (1) vest all unvested options and warrants (141,269 options), (2) provide that, for those options that have an expiration date within the next six years, the early termination provision that would otherwise have resulted in the termination of the options and warrants 60 days after termination of his employment was waived, and (3) provide that all remaining options and warrants will expire on the later of August 15, 2008 or 60 days after Dr. Martinez ceases to be a director. Dr. Martinez ceased to be a director effective April 22, 2005. The Company recorded a charge in 2002 in the amount of $1,074,324 resulting from this event. The charge includes $561,517 for the discounted deferred compensation payments over six years, using a discount rate of 30 percent, and $512,807 for the intrinsic value of Dr. Martinez’s options and warrants resulting from the modification of those options and warrants. The Company also has a deferred compensation arrangement with a former employee for amounts withheld by that employee from his pay. The amount of the discounted liability for these two employees included in notes payable and other long-term liabilities on the accompanying Balance Sheet at December 31, 2006 is $382,500.
     Included in “Selling, general and administrative” in the accompanying Statement of Operations is $138,999, $180,023 and $180,126 in 2006, 2005 and 2004, respectively, for the amortization of the discounts recorded against the deferred compensation obligations. Total deferred compensation obligations for 2007 through 2009 are $275,297, $185,955 and $56,003, respectively. The Company has accounted for these individual deferred compensation arrangements in accordance with Accounting Principles Board Nos. 12 and 21.
8. Notes Payable and Other Long-term Obligations
     Notes payable and other long-term obligations as of December 31, 2006 and 2005, were as follows:

	2006	2005
Working capital line with Laurus in the amount of $3,000,000. Advances bear interest at the prime rate (8.25% at December 31, 2006) plus 2%. Interest on the line is payable monthly. Advances are secured by all assets of the Company. The amount is less discount of $363,073.	$1,059,355	$—
Lease incentives received from landlords	288,333	436,929
Deferred compensation, less discount of $134,755 and $280,000 at December 31, 2006 and 2005, respectively (see Note 7)	382,500	504,439

	1,730,188	941,368
Less: Current portion	(1,316,494)	(302,709)

	$413,694	$638,659

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

     On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate (8.25 percent at December 31, 2006) on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of December 31, 2006, there was $1,422,428 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.
     In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, up to 240,000 vest in March 2007 based on the average borrowings under the 2006 Working Capital Line. Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the 458,181 warrants based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants.
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
     At December 31, 2006, the unamortized discount and fees of $363,079, was offset against borrowings on the Working Capital Line in the accompanying Consolidated Balance Sheet. At December 31, 2005, the unamortized discount and fees of $38,315 was included in “prepaid expenses and other” in the accompanying Consolidated Balance Sheet. The discount is amortized over the remaining life of the Working Capital Line, resulting in $256,169 and $206,821 of interest expense for the years ending December 31, 2006 and 2005, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees.
     The weighted average interest rate on the Laurus Line was 10.2% and 6.2% for 2006 and 2005, respectively. There was no amount outstanding at any time during 2005. The maximum amount outstanding was $2,998,910 for 2006, and the average amount outstanding was approximately $1,299,687 during 2006. The effective interest rate, including the amortization of the beneficial conversion feature and fair value of warrants was 12.2% in 2006.
     Interest paid for the years ended December 31, 2006, 2005 and 2004 was $141,998, $33,596 and $62,139, respectively.
9. Discontinued Operations
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

     During 2006, the Company completed substantially all of the administrative run-off aspects of the GDAIS Contract including billing and collection of receivables, payments to vendors, and government audits. Accordingly, the Company has reflected the Microelectronics Division as a discontinued operation as of December 31, 2006.
     During 2006 the Company recorded an expense of $127,911 for assets to be disposed and $262,246 related to leases of the Microelectronics Division, primarily the facility lease, based on an appropriate discount rate. The lease provided for rent and related expenses of approximately $15,800 per month through May 2008.
     In the first quarter of 2002, the Company decided to discontinue its standard semiconductor products business. The standard semiconductor products business has been accounted for in the accompanying consolidated financial statements as discontinued operations.
     The gain from operations of discontinued operations for the year ended December 31, 2004 includes a loss of $214,893 related to the former facility of the standard semiconductor products business.
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
     At December 31, 2006 and December 31, 2005, net assets and liabilities of the discontinued operations consisted of the following:

	December 31,
	2006	2005
Current Assets:
Cash	$1,897	$211,098
Accounts receivable	44,066	484,208
Inventories	—	1,155
Prepaid expenses and other	—	162,088

	$45,963	$858,549

Non-Current Assets
Property and equipment, net	$—	$459,961

Current Liabilities:
Lease accrual/deferred rent	$233,190	$60,650
Accounts payable	272,645	300,761
Accrued payroll and related costs	—	212,058
Accrued liabilities	32,801	31,654
Billings in excess of costs incurred	—	152,210

	$538,636	$757,333

Non-Current Liabilities
Lease accrual/deferred rent	$89,209	$134,563

     The gain (loss) from operations of discontinued operations for the years ended December 31, 2006, 2005 and 2004 consisted of the following:

	2006	2005	2004
Revenues	$2,968,019	$3,399,268	$3,698,277
Costs of revenues	2,392,665	2,646,419	2,983,154

Gross profit	575,354	752,849	715,123
Selling, general and administrative	300,923	541,695	617,948
Research and development	122,403	346,244	79,548
Asset writedowns	127,911	57,058	—
Lease reserves	262,246	—	—
Interest and other expense (income)	14,667	3,624	(42,660)

Gain (loss) from operations of discontinued operations	$(252,796)	$(195,772)	$60,287

10. Income Taxes
     The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$22,498,000	$20,753,000
Capital loss carryforward	6,843,000	6,843,000
Goodwill	1,766,000	—
Other	1,473,000	1,059,000

Total gross deferred tax assets	32,580,000	28,655,000
Less valuation reserve	(32,580,000)	(28,655,000)

Net deferred tax asset	$—	$—

     The valuation reserve as of December 31, 2006 and 2005 represents deferred tax assets which management believes, based on the Company’s history of operating losses, may not be realized in future periods. The valuation allowance was increased by $3,925,000 and $2,320,000 in 2006 and 2005, respectively. The capital loss carryforward relates to the sale of JPSI, can only be applied against capital gains and expires in 2008.
     The effective income tax rate for the years ended December 31, 2006, 2005 and 2004 varied from the statutory federal income tax rate as follows:

	2006	2005	2004
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income tax	(6)	(6)	(6)
Increase in valuation allowance	40	40	40

	—%	—%	—%

     At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $62.4 million that expire from 2007 to 2026. In addition to the capital loss carryforward, the Company has approximately $8,098,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below. Also, the Company has approximately $22.2 million of state net operating loss carryforwards that expire from 2011 to 2016.
     Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company’s initial public offering in May 1990. As a result of additional financings in 1992 and 1993, additional ownership changes have occurred which restrict the Company’s ability to utilize its net operating loss carryforwards and any “built in losses.” In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $658,000 apply to approximately $2,512,000 of Company and acquired company loss carryforwards. Approximately $59.9 million of the net operating loss carryforwards are not subject to annual limitations.

11. Equity Transactions
a. Laurus Preferred Stock and Warrants
     On February 1, 2005, the Company entered into agreements with Laurus to amend the Company’s Series E, F, G and H Convertible Preferred Stock (2005 Amendment). As discussed below, the Series E was fully redeemed at the end of 2005 and the Series F-H were further amended in 2006. The 2005 Amendments provided for, among other things, 1) the deferral of approximately $3.8 million in monthly redemption payments, as follows: a) payments of the remaining 12 months of redemption payments ($83,333 per month plus a 2% fee) for the Series E Preferred Stock were deferred and due in full in July, 2006, and b) the next 18 months of redemption payments due under the Series F, G and H Convertible Preferred Stock ($150,000 per month plus a 2% fee) were deferred until February, 2007; and 2) the reduction in the conversion prices of the Series E-H Preferred Stock (originally ranging from $2.85 to $3.47) to $2.00 per share. Pursuant to the 2005 Amendments, the $150,000 in monthly redemption payments under the Series F-H Preferred Stock was scheduled to recommence in August, 2006 and continue until January, 2007, with the balance of approximately $4.25 million in the stated amount of the Series F-H Preferred Stock due in February, 2007. These redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock.
     As a result of the 2005 Amendment, the Company recorded an additional discount of approximately $1.1 million, representing the difference between the fair value of the Preferred Stock immediately prior to and after the 2005 Amendment, valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.23 percent based on estimated yields of 2-year U.S. Treasury Securities; expected dividend yield of 0 percent; remaining contractual life of 2 years; and expected volatility of 108 percent. The volatility is based on JMAR’s historical stock prices for the past two years, consistent with the remaining contractual life of the preferred stock. This amount was recorded during the first quarter of fiscal year 2005 as a reduction of preferred stock and is amortized to preferred stock dividends over the earlier of the redemption payment period or the conversion dates.
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
     On March 28, 2006, the Company issued a new Series I Convertible Preferred Stock to replace $6,393,980 of the Series F-H Convertible Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments). The 2006 Amendments have the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) are deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2008; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through August 2008. The conversion price for the $6,393,980 of the Series F-H Preferred Stock was originally $2.00 while the new $6,393,980 of Series I Preferred Stock has a conversion price of $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of the warrants exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock. The rights and privileges of the Series I Preferred Stock are the same as the Series F-H Preferred Stock, other than the conversion price and redemption payments.

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

     In connection with all of the above financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006, Laurus was granted two warrants exercisable into up to 458,181 shares of common stock at an exercise price of $0.01 per share. As of March 26, 2007 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 9.1 million shares.
     The following table summarizes the preferred stock activity for 2006:

	Net
	Balance at				Net Balance at
	December	Discount	Exchange for	Amendment	December 31,
Series	31, 2005	Amortization	Series I	Fair Value	2006
F	$1,747,948	$49,515	$(1,797,463)	$—	$—
G	1,754,615	84,792	(465,210)	—	1,374,197
H	3,466,778	105,744	(3,572,522)	—	—
I	—	410,166	5,835,195	2,210,031	4,035,330

	$6,969,341	$650,217	$—	$2,210,031	$5,409,527

     The following table summarizes the preferred stock activity for 2005:

	Net
	Balance at	Amendment			Net Balance at
	December	Fair	Discount		December 31,
Series	31, 2004	Value	Amortization	Redemptions	2005
E	$752,306	$79,390	$367,420	$1,040,336	$—
F	1,812,092	215,717	189,073	37,500	1,747,948
G	1,844,699	234,696	182,112	37,500	1,754,615
H	3,678,177	537,000	400,601	75,000	3,466,778

	$8,087,274	$1,066,803	$1,139,206	$1,190,336	$6,969,341

     All of the preferred stock and warrants (Securities) held by Laurus contain provisions that restrict the right of Laurus to convert or exercise its JMAR securities in order to limit its percentage beneficial ownership. If Laurus were to waive these beneficial ownership limitations the Securities would be convertible for or exercisable into more than 9.99% of the outstanding shares of the Company’s common stock commencing 75 days after notice of such waiver. However, Laurus has not requested such a waiver. Laurus has also agreed that none of the Securities shall be converted or exercised to the extent that conversion or exercise of the Securities would result in Laurus beneficially owning more than 19.9% of the shares of the Company’s common stock (as of various issuance dates of the securities) unless and until the Company obtains stockholder approval of such excess. Excluded from such calculation are all shares issued to Laurus upon conversion of convertible preferred stock or exercise of warrants but no longer owned by Laurus.

     Included in the loss applicable to common stock in the accompanying Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 are preferred stock dividends of $1,283,668, $2,091,232 and $2,247,876, respectively. The amount for the years ended December 31, 2006, 2005 and 2004 represents $633,451, $571,529 and $341,372, respectively, of preferred stock dividends paid or payable in cash and $650,217, $1,139,206 and $1,906,504, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock, and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments. In addition, the 2005 amount includes $380,497 related to the excess of the fair value of the consideration issued by the Company for the redemption of the Series E Preferred Stock over its carrying amount.
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
c. Issuance of Warrants
     A summary of the status of the total number of warrants as of December 31, 2006, 2005 and 2004 and changes during the years then ended is presented in the tables below:

	2006		2005		2004
		Wtd Avg		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price	Shares	Ex Price
Outstanding at beg. of year	6,651,278	$1.65	2,268,970	$1.94	1,830,720	$1.42
Granted	843,598	0.86	4,407,308	1.53	440,000	4.09
Exercised	—	—	—	—	(1,750)	1.00
Forfeited	(183,625)	2.56	(25,000)	5.00	—

Outstanding at end of year	7,311,251	1.51	6,651,278	1.65	2,268,970	1.94

Exercisable at end of year	4,385,907		3,937,309		2,240,345

Weighted average fair value of warrants granted	1.06		0.88		2.94
     A summary of outstanding warrants as of December 31, 2006, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding				Warrants Exercisable
	Number	Weighted-Average		Weighted-	Number	Weighted-
Range of	Outstanding	Remaining		Average	Exercisable	Average
Exercise Prices	at 12/31/06	Contractual Life		Exercise Price	at 12/31/06	Exercise Price
$0.01 to $0.67	1,021,651	5.8	Years	$0.22	781,651	$0.29
1.00 to 1.80	5,450,225	4.1		1.47	2,764,881	1.49
2.05 to 2.64	424,000	3.5		2.36	424,000	2.36
3.13 to 3.88	225,375	4.0		3.62	225,375	3.62
5.00 to 5.15	190,000	5.0		5.08	190,000	5.08

$0.01 to $5.15	7,311,251				4,385,907

d. Issuances of Common Stock and Warrants for Services
     During the years ended December 31, 2006 and 2005, the Company issued 228,418 and 40,538 shares of common stock, respectively, for services. Included in the amount for the year ended December 31, 2006 was 57,000 shares issued to employees. The shares vest after one year, if the employee is still employed by the Company at that time. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue. In addition, in July 2006, the Company issued a warrant for services to Dian Griesel, President of The Investor Relations Group, exercisable into 50,000 shares of common stock at an exercise price of $0.67 per share. The warrants were valued using the Black Scholes valuation model.
12. Stock-Based Compensation Plans
     The Company has six stock-based plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan), and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The Company is also a party to a non-plan option agreement with an individual. The 2006 Plan and the 1999 Plan are the only shareholder-approved stock plans from which additional options may be granted.
     The Company was authorized to grant options to its employees (including directors) and consultants for up to 2,000,000 shares and options under the 2006 Plan, 1,480,000 shares under the 1991 Plan, 1,900,000 shares under the 1999 Plan, 806,637 shares under the Anti-Dilution Plan and 350,000 shares under the Research Division Plans (Plans). As of December 31, 2006, the Company has issued 185,927 shares under the 2006 Plan, 1,084,691 options under the 1991 Plan, 1,335,252 options under the 1999 Plan, 306,920 options under the Anti-Dilution Plan and 42,500 options under the Research Division Plans. In addition, 50,000 non-qualified options have been granted to one employee outside of the above plans. Except as noted in the next sentence, under all Plans the option exercise price was equal to or more than the market price of JMAR’s common stock on date of grant in 2005 and 2004, and no compensation expense was recognized. Options for a total of 7,500 shares were granted to the Company’s directors in payment of meeting fees in 2004, which had an exercise price of $1.00 below the market price resulting in compensation expense of $7,500. Options typically have a term of ten years and vest one-third per year after date of grant. As of December 31, 2006, options to purchase 564,748 shares are available for grant pursuant to the 1999 Plan and shares or options to purchase 1,814,073 are available for grant pursuant to the 2006 Plan.
     A summary of option activity under all of the above plans as of December 31, 2006, and changes during the year then ended is presented in the table below:

			Wtd Avg	Aggregate
		Wtd Avg	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Values
Outstanding at January 1, 2006	3,162,610	$2.11
Granted	394,095	$0.74
Exercised	(65,700)	$1.09
Forfeited	(1,161,951)	$1.29

Outstanding at December 31, 2006	2,329,054	$2.71	5.1 years	$—

Vested and expected to vest	2,314,054	$2.77	5.0 years	$—

Exercisable at December 31, 2006	1,705,295	$2.47	3.2 years	$—

     A summary of option activity under all of the above plans for 2005 and 2004, and changes during the year then ended is present in the table below:

	2005		2004
		Wtd Avg		Wtd Avg
	Shares	Ex Price	Shares	Ex Price
Outstanding at beg. of year	2,927,838	$2.27	3,028,247	$2.43
Granted	569,628	1.37	263,500	1.68
Exercised	(33,856)	0.60	(66,183)	2.25
Forfeited	(301,000)	1.91	(297,726)	3.34

Outstanding at end of year	3,162,610	2.11	2,927,838	2.27

Exercisable at end of year	2,354,384		2,073,462

Weighted average fair value of options granted	1.13		1.69
     A summary of the options outstanding as of December 31, 2006, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of options currently exercisable and the weighted-average exercise price of options currently exercisable is as follows:

		Options Outstanding		Options Exercisable
	Number	Weighted-Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$0.50 to $0.87	362,500	9.4 Years	$0.71	12,500	$0.87
$1.03 to $1.75	664,723	7.0 Years	1.38	418,957	1.41
$1.94 to $2.96	562,304	2.0 Years	2.42	537,522	2.43
$3.00 to $3.87	576,533	2.2 Years	3.18	573,319	3.18
$4.56 to $9.50	162,994	2.8 Years	6.30	162,994	6.30

	2,329,054			1,705,292

     A summary of the status of the Company’s non vested options at December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted Avg
		grant-date
	Shares	fair value
Nonvested at December 31, 2005	815,657	$1.21
Granted	394,095	$0.54
Vested	(294,325)	$1.33
Forfeited	(291,665)	$1.02

Non-vested at December 31, 2006	623,762	$1.02

     The weighted-average grant-date fair value of options granted during the years ended December 31, 2006 and 2005 was $211,021 and $558,454, respectively.
     Included in the accompanying Consolidated Statement of Operations for 2006 is compensation expense of $354,981. Of this amount $292,746 is reflected in “selling, general and administrative” and $62,235 is included in “research and development”. The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of approximately 4.7 percent based on U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0 percent as the Company has not, and does not intend to, issue dividends; expected lives of 3 to 71 /2 years; and expected volatility of 89 to 100 percent, based on the Company’s historical stock price fluctions for a period matching the expected life of the options.
     The total intrinsic value of options exercised during the year ended December 31, 2006 was $5,749. There was no cash received from options exercised for the year ended December 31, 2006 as options exercised were done on a “cashless” basis as the Company received shares of Company stock as payment of the exercise price. There were 33,856 options exercised in the year ended December 31, 2005. The stock based compensation unrecognized expense for future periods as of December 31, 2006 is approximately $384,431 with a weighted average remaining vesting period of 1.1 years.
13. Segment Information
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

Research Division/Vermont Operations
     Research Division — Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (BriteLight) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from DARPA of the U.S. Department of Defense. The Research Division’s historic focus on X-ray lithography light source R&D and equipment development was expanded in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business expansion investigation, the Research Division is developing several soft X-ray enabled products including a family of instruments for nanotechnology applications. JMAR believes that this instrument family will provide the ability to carry out imaging and chemical analysis at resolutions down to 20 nanometers.
     New products are developed at the Research Division based on contract and internally funded R&D and then transitioned to JMAR’s Vermont Operations for product engineering and production.
     Vermont Operations — Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. The Vermont Operations also performs funded contract research and development for DARPA and NAVAIR. During 2006, the Research Division/Vermont Operations segment accounted for approximately 98% of the Company’s revenues.
Sensor Products Group
     This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. During 2006, this segment accounted for 2% of the Company’s revenues.
     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).
     Segment information for the years ended December 31, 2006, 2005 and 2004 (excluding discontinued operations) is as follows:

			Sensor
	Research	Vermont	Products
	Division	Operations	Group	Corporate	Total
2006:
Revenues	$1,898,497	$2,858,909	$99,686	$—	$4,857,092
Asset writedowns	(82,395)	—	(5,450)	—	(87,845)
Operating loss	(1,470,887)	(5,932,313)	(3,820,103)	(1,260,110)	(12,483,413)
Total assets	1,205,312	1,226,390	1,737,118	1,756,033	5,924,853
Goodwill writeoff	—	4,415,932	—	—	4,415,932
Capital expend	—	3,690	12,360	17,237	33,287
Depreciation & amortization	96,451	27,934	30,588	451,647	606,620
2005:
Revenues	1,901,246	3,861,407	1,599	—	5,764,252
Asset writedowns	(161,174)	—	—	—	(161,174)
Operating loss	(2,491,673)	(849,489)	(3,011,077)	(1,398,786)	(7,751,025)
Total assets	1,165,835	5,927,113	1,505,906	6,400,580	14,999,434
Goodwill	—	4,415,932	—	—	4,415,932
Capital expend	44,735	54,334	33,681	791,057	923,807
Depreciation & amortization	90,774	34,037	9,207	345,842	479,860
2004:
Revenues	3,575,633	2,785,929	—	—	6,361,562
Asset writedowns	(191,575)	—	—	—	(191,575)
Operating loss	(1,340,874)	(1,757,025)	(1,055,147)	(833,279)	(4,986,325)
Total assets	3,239,951	5,210,423	17,636	7,063,068	15,531,078
Goodwill	—	4,415,932	—	—	4,415,932
Capital expend	15,920	18,978	17,636	194,659	247,193
Depreciation & amortization	163,314	189,112	1,748	609,060	963,234

     The asset writedowns for 2006 of $87,845 are for patent costs related to patents abandoned. The asset writedowns for 2005 of $161,174 include $88,239 for patent costs related to patents abandoned and $72,935 for license costs, related to the termination of a license and a write-down to realizable value of costs associated with another license for a product the Company has decided not to pursue further. The asset writedowns for 2004 of $191,575 are for patent costs related to patents abandoned.
Significant Customers
     Sales to the United States Government aggregated $4,370,144, $4,100,616 and $5,404,243 in 2006, 2005 and 2004, respectively. Accounts receivable from the United States Government at December 31, 2006 and 2005 was $1,094,185 and $336,719, respectively.
Export Sales
     For the year ended December 31, 2006, all of the Company’s revenues were generated from the United States. For the year ended December 31, 2005, 97.5% of the Company’s revenues were generated from the United States and 2.5% was generated from South Korea. For the year ended December 31, 2004, all revenues were generated from the United States. All assets of the Company are located in the United States.
14. Quarterly Financial Information (Unaudited)
     The following is a summary of unaudited quarterly results for the years ended December 31, 2006 and 2005:

			Gain (Loss)	Loss			Weighted
Year Ended			from	Applicable to	Loss Per Share		Average
December 31,		Gross	Discontinued	Common	Continuing	Discontinued	Shares
2006	Revenues	Profit (Loss)	Operations	Stockholders	Operations	Operations	Outstanding
December 31	$1,387,564	$307,173	$17,957	$(5,830,152)	$(0.15)	$(0.00)	39,470,697
September 30	962,101	(165,308)	(45,230)	(3,056,287)	(0.08)	(0.00)	39,402,008
June 30	1,289,902	154,704	(161,422)	(2,894,726)	(0.07)	(0.00)	39,340,328
March 31	1,217,525	125,797	(64,101)	(2,609,184)	(0.07)	(0.00)	39,285,564

	$4,857,092	$422,366	$(252,796)	$(14,390,349)	(0.36)	(0.01)	39,417,421

			Gain (Loss)	Loss			Weighted
Year Ended			from	Applicable to	Loss Per Share		Average
December 31,		Gross	Discontinued	Common	Continuing	Discontinued	Shares
2005	Revenues	Profit (Loss)	Operations	Stockholders	Operations	Operations	Outstanding
December 31	$1,431,594	$281,373	$(88,036)	$(3,280,723)	$(0.09)	$(0.00)	35,420,118
September 30	1,478,105	516,049	(87,980)	(2,580,263)	(0.07)	(0.00)	35,209,761
June 30	1,737,867	421,521	34,658	(2,189,982)	(0.06)	(0.00)	35,199,784
March 31	1,116,686	406,769	(54,414)	(2,073,067)	(0.06)	(0.00)	33,856,817

	$5,764,252	$1,625,712	$(195,772)	$(10,124,035)	(0.28)	(0.01)	34,924,561

15. Intangible Assets
     The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s entire amount of goodwill of $4,415,932 was written off in 2006 (see Note 2). As of December 31, 2006 and 2005, the Company had the following amounts related to other intangible assets:

	December 31, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$995,924	$473,566	$522,358	$968,496	$498,354	$470,142
Unpatented Technology	450,000	450,000	0	450,000	450,000	0
Licenses	1,237,896	800	1,237,096	1,237,896	0	1,237,896

			$1,759,454			$1,708,038

     During 2006, the Company capitalized $150,462 related to patent costs. The Research Division/Vermont Operations accounted for $117,605 of the patent costs and the Sensor Products Group accounted for $32,857.
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
     Absent an increase in the revenues from the BioSentry business area, or completion of strategic or financial partnering to support the continued commercialization of the BioSentry products in the next several months, the Company will need to curtail its financial commitment to this business area until such time as one or more of these events has occurred. If the Company is required to curtail these operations, this would have a material adverse impact on the Company, including the lay-off of key personnel in this business area and the write-off of certain BioSentry related assets.
     Aggregate amortization expense of the intangible assets with determinable lives was $11,818, $28,481 and $163,008 for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ending	Estimated Amortization
December 31	Expense
2007	$93,557
2008	182,662
2009	529,761
2010	647,022
2011	51,075
Thereafter	255,377

$1,759,454

16. Concentration of Customers Risk
     The Company’s top customer (U.S. Government) accounted for approximately 90%, 71% and 85% of revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and accounted for $1,094,185 and $336,719 of accounts receivable as of December 31, 2006 and 2005, respectively.
17. Research and Development Costs
     The Company’s research and development (R&D) consists of two types: customer-funded R&D (U.S. government and other companies) and Company-funded R&D. Both types of R&D costs are expensed when incurred.
•	Customer-funded R&D costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues” and totaled $3,572,484, $2,877,012 and $3,993,862 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

•	Company-funded R&D costs associated with product development are shown in “Operating Expenses” and totaled $2,703,257, $3,049,439 and $1,642,781 for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

     Total R&D expenditures for 2006, 2005 and 2004 were $6,275,741, $5,926,451 and $5,636,643, respectively. Total R&D expenditures as a percentage of revenues were 129.2%, 102.8% and 88.6% for the years ended December 31, 2006, 2005 and 2004, respectively.
18. Subsequent Events
     In the first quarter of 2007, JMAR entered into Securities Purchase Agreements and completed the sale of $366,682 of the Company’s common stock to Laurus. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,254,467 shares of common stock.
     On March 16, 2007, JMAR and a leading microscopy company (Acquirer) entered into an Asset Purchase Agreement (“Agreement”) which provides for the sale of the assets related to JMAR’s x-ray microscopy business, which includes a prototype x-ray microscopy system and related intellectual property (the “XRM Assets”). The consideration for the sale of the XRM Assets consists of: 1) an initial payment of $100,000 and the reimbursement of certain costs associated with the delivery, installation and operational testing of the assets, 2) an additional payment of $500,000 following the installation and successful operation of the current prototype XRM system at the Acquirer’s facility, 3) an additional $100,000 payment upon the achievement by the prototype system of certain stated performance criteria, and 4) a royalty payment equal to five percent (5%) of the revenue received by the Acquirer (or any assignee of the Acquirer) from sales of complete x-ray microscopes, soft x-ray sources based on laser plasma x-ray sources, and x-ray microscopes sold without the source. The royalty will run for a four year period following the Acquirer’s first sale to a third party of an x-ray microscope derived from the XRM assets. Royalties will be paid annually and will not cover any products currently sold by the Acquirer. The Acquirer is not assuming any liabilities other than the ongoing costs of prosecuting and maintaining the patents included in the assets. The Acquirer also agreed to appoint JMAR as the exclusive laser supplier to the Acquirer for its soft x-ray microscopy product line during the extent of the four year royalty period, at an agreed upon discount to list price and subject to the satisfaction of certain technical and delivery requirements by JMAR. The parties also agreed that the Acquirer will place an order for the first production unit of the XRM system from JMAR in 2007 at a discounted priced of approximately $318,000 for the current design.

SIGNATURES
     Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

Date: March 29, 2007	By:	/s/ C. Neil Beer

Chief Executive Officer

	By:	/s/ I. Michael Sweatman

Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Neil Beer	Chief Executive Officer, Chief Accounting Officer	March 29, 2007

C. Neil Beer	and Director

/s/ I. Michael Sweatman	Chief Financial Officer	March 29, 2007

I. Michael Sweatman

/s/ Charles A. Dickinson	Director	March 29, 2007

Charles A. Dickinson

/s/ J. Paul Gilman	Director	March 29, 2007

J. Paul Gilman

/s/ Edward P. O’Sullivan II	Director	March 29, 2007

Edward P. O’Sullivan II

/s/ Barry Ressler	Director	March 29, 2007

Barry Ressler

Index to Exhibits

Exhibit
No.	Description
3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 8, 2005 (Incorporated by reference to Exhibit 3.8 filed with the Company’s Form 8-K filed December 13, 2005).

3.2	Bylaws and amendments thereto (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-32446) filed on December 5, 1989 and amended on January 30, 1990, March 30, 1990 and April 23, 1990, which Registration Statement became effective May 11, 1990.)

3.3	Amendment to Bylaws adopted June 25, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2000).

4.1	Form of Common Stock Certificate (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47390) filed on April 22, 1992 and amended November 23, 1992, January 11, 1993, January 27, 1993, February 9, 1993, February 11, 1993, February 12, 1993 and declared effective on February 16, 1993).

4.2	Rights Agreement, dated as of February 12, 1999 between the Company and American Securities Trust & Transfer, Inc., including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to the exhibit filed with the Company’s Form 8-A filed March 8, 1999).

4.3(+)	Form of Stock Option Agreement between the Company and the employees listed on attached schedule (Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-K for the year ended December 31, 2002).

4.4	Common Stock Purchase Warrant for 300,000 shares dated March 14, 2003 issued to Laurus Master Fund, Ltd (“Laurus”) in connection with the issuance of Series A Preferred Stock and Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed March 17, 2003).

4.5	Common Stock Purchase Warrant for 400,000 shares dated March 21, 2003 issued to Laurus in connection with $3 million receivables financing facility (Incorporated by reference to Exhibit 4.8 filed with the Company’s Form 10-K for the year ended December 31, 2002).

4.6	Amendment, dated April 28, 2003, between Laurus Master Fund, Ltd. and the Company (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed May 1, 2003).

4.7	Common Stock Purchase Warrant for 150,000 shares dated September 30, 2003 issued to Laurus in connection with the issuance of Series C Preferred Stock (Incorporated by reference to Exhibit 4.11 filed with the Company’s Form S-3 filed November 5, 2003).

4.8	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series G Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 4.15 filed with the Company’s Form S-3 filed February 9, 2004).

4.9	Common Stock Purchase Warrant for 200,000 shares dated December 17, 2003 issued to Laurus in connection with the issuance of Series D Preferred Stock (Incorporated by reference to Exhibit 4.12 filed with the Company’s Form S-3 filed January 16, 2004).

4.10	Common Stock Purchase Warrant for 90,000 shares dated January 7, 2004 issued to Laurus in connection with the issuance of Series E Preferred Stock (Incorporated by reference to Exhibit 4.13 filed with the Company’s Form S-3 filed January 16, 2004).

4.11	Common Stock Purchase Warrant for 100,000 shares dated January 7, 2004 issued to Laurus in connection with the

Exhibit
No.	Description
amendment of the Convertible Notes (Incorporated by reference to Exhibit 4.14 filed with the Company’s Form S-3 filed January 16, 2004).

4.12	Common Stock Purchase Warrant for 50,000 shares dated February 5, 2004 issued to Laurus in connection with the issuance of Series F Preferred Stock (Incorporated by reference to Exhibit 4.17 filed with the Company’s Form S-3 filed February 9, 2004).

4.13	Common Stock Purchase Warrant for 50,000 shares dated February 5, 2004 issued to Laurus in connection with the issuance of Series G Preferred Stock (Incorporated by reference to Exhibit 4.18 filed with the Company’s Form S-3 filed February 9, 2004).

4.14	Common Stock Purchase Warrant for 100,000 shares dated February 5, 2004 issued to Laurus in connection with the issuance of Series H Preferred Stock (Incorporated by reference to Exhibit 4.19 filed with the Company’s Form S-3 filed February 9, 2004).

4.15	Form of Warrant, dated as of January 25, 2005, issued to the assignees of PointSource Technologies, LLC (Incorporated by reference to Exhibit 4.3 filed with the Company’s Form S-3 filed February 9, 2005).

4.16	Form of Warrant, dated February 1, 2005, issued to Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus Master Fund, Ltd (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed February 7, 2005).

4.17	Form of Warrant issued to affiliates of Source Capital Group, Inc. (Incorporated by reference to Exhibit 4.6 filed with the Company’s Form S-3 filed February 9, 2005).

4.18	Common Stock Purchase Warrant for 50,000 shares dated July 1, 2005 issued to Dian Griesel, President of The Investor Relations Group, as compensation for investor and public relations services (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.19	Common Stock Purchase Warrant for 375,000 shares dated December 22, 2005 issued to Laurus in connection with the cancellation of Series E Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.22 filed with the Company’s Form 10-K for the year ended December 31, 2005)

4.20	Form of Warrant dated December 28, 2005 and January 4, 2006 issued to Nite Capital LP, Cranshire Capital, L.P., Whalehaven Capital Fund Limited, Iroquois Master Fund, Ltd., Hudson Bay Fund, L.P., Jeffrey Benton, Capital Ventures International, Double U Master Fund LP, Monarch Capital Fund Ltd, Ronald A. Durando, Gustave T. Dotoli, CGA Resources, LLC, Smithfield Fiduciary, LLC and Portside Growth & Opportunity Fund (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed January 4, 2006).

4.21	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series I Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 10.6 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

4.22	Common Stock Purchase Warrant for 218,181 shares issued March 28, 2006 issued to Laurus in connection with working capital facility (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

4.23	Common Stock Purchase Warrant for up to 240,000 shares issued March 28, 2006 issued to Laurus in connection with working capital facility (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

10.1(+)	The Company’s 1991 Stock Option Plan, as amended (Incorporated by reference to the exhibit filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.2(+)	The Company’s Amended and Restated 1999 Stock Option Plan (Incorporated by reference to the exhibit filed with the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.3(+)	Agreement dated September 16, 2002 between the Company and John S. Martinez (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit
No.	Description
10.4	Secured Promissory Note, dated July 18, 2003, executed by Chandu Vanjani in favor of the Company in the principal amount of $150,000 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed July 31, 2003).

10.5	Secured Promissory Note, dated July 18, 2003, executed by Veena Kaul in favor of the Company in the principal amount of $100,000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed July 31, 2003).

10.6(+)	Form of Indemnification Agreement entered into between the Company and each of the members of its Board of Directors (Incorporated by reference to Exhibit 10.9 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.7(+)	Form of Indemnification Agreement entered into between the Company and each of its executive officers (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.8	Securities Purchase Agreement, dated as of January 25, 2005, between the Company and PointSource Technologies, LLC, related to entry into License Agreement (Incorporated by reference to Exhibit 4.4 filed with the Company’s Form S-3 filed February 9, 2005).

10.9	Patent and Technology License Agreement, dated January 25, 2005, between PointSource Technologies, LLC and the Company (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.10	Registration Rights Agreement, dated as of January 25, 2005, between the Company and PointSource Technologies, LLC. (Incorporated by reference to Exhibit 4.8 filed with the Company’s Form S-3 filed February 9, 2005).

10.11	Securities Purchase Agreement, dated February 1, 2005, among the Company and Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus related to a $4 million financing (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed February 7, 2005).

10.12	Registration Rights Agreement, dated February 1, 2005, among the Company and Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed February 7, 2005).

10.13	Amendments to Certificates of Designations of Series E, F, G and H Convertible Preferred Stock, each dated February 1, 2005, between the Company and Laurus (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed February 7, 2005).

10.14	Technology Transfer and License Agreement, dated February 21, 2005, between JMAR Technologies, Inc. and Gregory Quist and David Drake doing business as The LXT Group (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed February 25, 2005).

10.15	Agreement, dated March 18, 2003, between the Company and FemtoTrace, Inc. (Incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.16	Amendment to Solicitation/Modification of Contract, effective February 11, 2005, issued by U.S. Army RDECOM Acquisition Center (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.17	Technology Test and Contingent Purchase Agreement for BioSentry, dated April 13, 2005, between JMAR Technologies, Inc. and Kimpen, S.A. de C.V. (Incorporated by reference to Exhibit 10.1 filed with the Company Form 10-Q for the quarter ended March 31, 2005)

10.18	Amendment of Solicitation/Modification of contract, dated June 28, 2005, between Naval Air Warfare Center AD and JMAR Technologies, Inc. Systems Division (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005).

Exhibit
No.	Description
10.19	Purchase Orders, dated June 28, 2005 and July 27, 2005, between FemtoTrace, Inc. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.20	Standard Industrial Net Lease, dated July 1, 2005, between Collins-Tech R.B. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.21	Third Amendment to McClellan Park Standard Form Gross Lease Agreement, dated July 7, 2005, between MP Holdings, LLC and JSI Microelectronics, Inc. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.22	Certificates of Amendment of Certificates to set forth Designations of Series E, F, G and H Convertible Preferred Stock, each dated October 20, 2005, between Laurus and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.23	Phase I SBIR Grant, dated November 8, 2005, between the U.S. Army and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.24	Purchase Order, dated November 16, 2005, between Kimpen, S.A. de C.V. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.25	Contract, dated November 29, 2005, between U.S. city and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.26	Securities Purchase Agreement, dated December 22, 2005, between Laurus Master Fund, Ltd. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.27	Securities Purchase Agreements, dated December 28, 2005 and January 4, 2006, among the Company and Nite Capital LP, Cranshire Capital, L.P., Whalehaven Capital Fund Limited, Iroquois Master Fund, Ltd., Hudson Bay Fund, L.P., Jeffrey Benton, Capital Ventures International, Double U Master Fund LP, Monarch Capital Fund Ltd, Ronald A. Durando, Gustave T. Dotoli, CGA Resources, LLC, Smithfield Fiduciary, LLC and Portside Growth & Opportunity Fund (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K/A filed January 10, 2006).

10.28	Registration Rights Agreements, dated December 28, 2005 and January 4, 2006, among the Company and Nite Capital LP, Cranshire Capital, L.P., Whalehaven Capital Fund Limited, Iroquois Master Fund, Ltd., Hudson Bay Fund, L.P., Jeffrey Benton, Capital Ventures International, Double U Master Fund LP, Monarch Capital Fund Ltd, Ronald A. Durando, Gustave T. Dotoli, CGA Resources, LLC, Smithfield Fiduciary, LLC and Portside Growth & Opportunity Fund (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed January 4, 2006).

10.29	Secured Non-Convertible Revolving Note, dated March 28, 2006, executed by the Company in favor of Laurus (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

10.30	Securities Exchange Agreement, dated March 28, 2006, between the Company and Laurus (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

10.31(+)	JMAR Technologies, Inc. 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2006).

10.32	Award dated August 4, 2006 between the Company’s Systems Division and the Naval Air Systems Command (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.33	Phase II SBIR Contract dated September 8, 2006, between the Company’s Research Division and the U.S. Army Small Business Innovation Research (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.34(+)	Employment Agreement, dated September 21, 2006, between the Company and Dr. C. Neil Beer (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended September 30, 2006).

Exhibit
No.	Description
14.1	Code of Business Conduct and Ethics for all employees and directors (Incorporated by reference to Exhibit 14.1 filed with the Company’s Form 10-K for the year ended December 31, 2003).

14.2	Code of Ethics for CEO, General Managers and Senior Financial Officers (Incorporated by reference to Exhibit 14.2 filed with the Company’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Company include JMAR Research, Inc. (a California corporation), JSI Microelectronics, Inc. (a California corporation) and JMAR/SAL NanoLithography, Inc. (a California corporation).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) These contracts are management compensation contracts required to be separately identified pursuant to Item 15 (a) of Form 10-K.

Schedule II
JMAR TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Additions
	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Other	Deductions	End of Year
For the year ended December 31, 2006:
Warranty reserve	$—	$13,449	$—	$—	$13,449
Reserve for inventory excess and obsolescence	—	46,916	—	36,648	10,268
Allowance for doubtful accounts	—	428,067	—	—	428,067

For the year ended December 31, 2005:
Warranty reserve	$—	$—	$—	$—	$—
Reserve for inventory excess and obsolescence	—	—	—	—	—
Allowance for doubtful accounts	—	—	—	—	—

For the year ended December 31, 2004:
Warranty reserve	$—	$—	$—	$—	$—
Reserve for inventory excess and obsolescence	—	—	—	—	—
Allowance for doubtful accounts	—	—	—	—	—