Form 10-K/A
period 2006-12-31
JMAR TECHNOLOGIES INC
filed 2007-04-30
CIK 857953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

Title of Class
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
     Number of shares outstanding of common stock: Common Stock, $.01 Par Value – 41,898,165 shares as of March 26, 2007.

EXPLANATORY NOTE
This Form 10-K/A (Amendment No. 1) of JMAR Technologies, Inc. (“JMAR” or the “Company”) is being filed solely for the purpose of filing the information required by Part III of the Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3). No other changes have been made to the Annual Report on Form 10-K filed by JMAR with the Securities Exchange Commission on April 2, 2007.

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
The names of each of the Company’s directors, and certain information about them, are set forth below:

Name of Nominee	Age	Principal Occupation	Director Since
C. Neil Beer, Ph.D.	72	President and Chief Executive Officer of the Company	1988

Charles A. Dickinson	84	Chairman of the Board	2001

J. Paul Gilman, Ph.D.	54	Director, Oak Ridge Center for Advanced Studies	2005

Barry Ressler	66	Chief Executive Officer and Chairman of the Board of Triton Thalassic Technologies, Inc.	1994
C. NEIL BEER, Ph.D. was elected President and Chief Executive Officer of JMAR Technologies, Inc. in April, 2006. He has served on the JMAR Board of Directors since July 1988 and was an employee of the Company from May 1991 until November 1992. Prior to assuming the CEO position at JMAR, Dr. Beer was the Executive Vice President of Computer Technology Associates, Inc. From April 1996 until April 2002, Dr. Beer was the President of SECON, a software systems engineering company supporting the national intelligence community. He was founder and chairman of the Teller Foundation from September 1989 to June 1996, focused on the applications of science and technology consistent with the ideas and ideals of Dr. Edward Teller. From September 1986 to October 1989, he was President and Chief Executive Officer of Thermo Technologies Corporation which develops advanced lasers, optics, signal processing and energy conversion hardware. Previously, he was Deputy for Strategic Defense, Military Applications, at Livermore National Laboratory. During his career with the U.S. Air Force, Dr. Beer achieved the rank of Major General and was deputy Chief of Staff, plans and programs, for the Air Force Space Command. Earlier, while assigned to the office of the Secretary of Defense, he worked with the White House staff on policy and support requirements. Dr. Beer was associate professor of mathematics at the Air Force Academy and a combat pilot in Southeast Asia . Dr. Beer graduated magna cum laude with a B.S. degree in engineering from the University of Oklahoma where he also received his doctorate in Operations Research/Mathematics in 1972. Dr. Beer is recipient of the NDIA Medal for Outstanding Achievement in Space.
CHARLES A. DICKINSON was elected Chairman of the Board in April, 2006 and has been a director of the Company since August 2001. Mr. Dickinson twice served as Chairman of the Board of Directors of Solectron Corporation, a worldwide leader in electronics manufacturing, assembly, and test services for electronic companies around the world. He was a director of Solectron from 1984 to 2004 and served as Chairman from 1986 to 1990 and from 1994 to September 1996. While an outside director, he accepted the assignment of establishing Solectron’s European business in 1991 and served as President of Solectron Europe from 1993 to February 1996. From January 2000 to August 2001 he was Chairman of the Board of Directors of SAL, Inc. (which was acquired by the Company in 2001). Before joining Solectron, Mr. Dickinson was Chairman, President and CEO of Vermont Micro Systems, Inc. He was also CEO of Dataproducts Corporation and he served seven years in various general management roles at Control Data Corporation. Prior to that, he was the Corporate Vice President of Manufacturing for Memorex and spent 20 years at RCA. He has served on the Boards of many other public and private companies over the years and currently is the Chairman of LeCroy Corporation, Inc., a public company, and privately-held Aavid Thermal Technologies, Inc. and Nypro, Inc.. Mr. Dickinson holds a Bachelors of Electrical Engineering and an MBA from the University of Minnesota.

J. PAUL GILMAN, Ph.D. was elected as a director of the Company in April, 2005. Dr. Gilman became the Founding Director of the Oak Ridge Center for Advanced Studies (ORCAS) in December 2004. ORCAS is a new consortium of research universities, government, industry and non-governmental organizations focused on critical issues with strong science and technology content. From 1997 to 2002, Dr. Gilman served on the Board of Directors of Triton Thalassic Technologies, Inc., a company engaged in the non-chemical pathogen inactivation of blood products; photo-activation of therapeutic compounds and the treatment and control of micro-organism contaminated fluids. He has also served on several Boards of not-for-profit organizations including the National Council for Science and the Environment and The Annapolis Center. In November 2001, Dr. Gilman was nominated by President Bush to serve as the Assistant Administrator for the Office of Research and Development which is the scientific and technological arm of the Environmental Protection Agency. After his confirmation in that position he was also named Science Advisor to the Agency. Dr. Gilman served in this capacity until November, 2004. Dr. Gilman was Director, Policy Planning for Celera Genomics in Rockville, Maryland from October 1998 until his appointment to the EPA. Celera Genomics, a bioinformation and drug discovery company, is known for having decoded the human genome. In his position Dr. Gilman was responsible for strategic planning for corporate development and communications. Prior to joining Celera, Dr. Gilman was the Executive Director of the life sciences and agriculture divisions of the National Research Council of the National Academies of Sciences and Engineering beginning in March 1993. Before joining the National Research Council, Gilman was the Associate Director of the Office of Management and Budget (OMB) for Natural Resources, Energy, and Science beginning in September of 1992. There he coordinated budget formulation, regulatory, and legislative activities between agencies such as the Environmental Protection Agency, National Science Foundation, Agriculture, and Energy with the Executive Office of the President. Dr. Gilman served as Executive Assistant to the Secretary of Energy for technical matters before joining the OMB from September of 1991 until September 1992. His responsibilities included participating in policy deliberations and tracking implementation of a variety of programs including the Department’s environmental remediation and basic science research. Dr. Gilman has 13 years of experience working on the staff of the United States Senate. Dr. Gilman matriculated at Kenyon College in Ohio and received his A.B., M.A., and Ph.D. degrees in ecology and evolutionary biology from Johns Hopkins University, Baltimore, Maryland. He has served on a number of scientific advisory groups including those of Brookhaven National Laboratory, the Gas Research Institute, the School of Engineering and Applied Science of the University of Virginia, and the Board on Environmental Studies and Toxicology of the National Research Council.
BARRY RESSLER has been a director of the Company since January 1994. Mr. Ressler has been the Chief Executive Officer and Chairman of the Board of Triton Thalassic Technologies, Inc. (T3I) since 1994. T3I is a company engaged in the non-chemical pathogen inactivation of nutrient fluids, food packaging, and pharmaceutical and blood products and the treatment and control of micro-organism contaminated fluids for the paper, metal working process and automotive industries. Since 1994, Mr. Ressler has been the President of STAR Associates, Inc., a company engaged in the consultation, strategic planning and project funding of early stage industrial process and therapeutic/diagnostic technologies. From 1983 to December 1993 he served as Chief Executive Officer and Chairman of the Board of Universal Voltronics Corporation (UVC), a public company that developed high-voltage Pulse Power products for scientific research, defense, medical and industrial applications. In March 1990, UVC became a public subsidiary of Thermo Electron Corp. From 1963 until his appointment as CEO and Chairman, he served in various capacities at UVC. Mr. Ressler is the Chairman of the Board of Directors of EP Therapeutics, Inc., a company engaged in the development of a revolutionary new class of therapeutics as safer, alternative treatments for human cancers by eliminating the need for chemotherapy or radiation treatment protocols. Mr. Ressler is a co-inventor of patented high power ultraviolet radiation light sources and for monochromatic fluid treatment systems. Mr. Ressler attended the Pratt Institute, majoring in Engineering Science.

Executive Officers
The executive officers of the Company are as follows:

Name	AGE	Position
C. Neil Beer, Ph.D.	72	President, Chief Executive Officer and Chief Accounting Officer

I. Michael Sweatman	71	Chief Financial Officer

John P. Ricardi	54	Vice President, Sensor Products Group

Douglas Cheng	60	Vice President of Operations, Vermont Operations

Robert A. Selzer	66	Sr. V.P. of Technology, Vermont Operations
Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.
C. NEIL BEER, Ph.D. – The background and experience of Dr. Beer, President and Chief Executive Officer, is set forth above in “Directors”.
I. MICHAEL SWEATMAN joined JMAR as Chief Financial Officer in March 2007. Prior to this CFO assignment Mr. Sweatman was the founder and the Managing General Partner of Green Mountain Capital, L.P. for the past fifteen years, a successful Vermont-based Small Business Investment Company. From 1985 until 1992 Mr. Sweatman worked with the Ontario Development Corporation, implementing systems and procedures for small businesses, and with World Resources Institute as a Visiting Fellow. His senior level experience with financial services organizations also includes, from 1981 until 1985 positions with Barclay’s Bank International, Bank of Montreal and U.S. Mercantile Bank of Canada. Previously, from 1965 until 1981, Mr. Sweatman was a financial manager with the Bank of Boston and served as CEO of a bank subsidiary. During the period 1955 until 1965 he worked in the accounting profession in the UK, with Coopers and Lybrand, London, as a fully qualified chartered accountant (FCA). Mr. Sweatman is responsible for financial operations and the delivery of tailored financial support for JMAR’s technology development programs.
JOHN P. RICARDI joined the Company as Vice President of Business Development in February 2003 and was appointed Vice President, Sensor Products in November, 2004. From February 2002 until January 2003, Mr. Ricardi served as President and Chief Executive Officer of Ntec Systems Corporation, an emerging Canadian semiconductor equipment company where, within one year, he raised sufficient capital to interest other Canadian investors and began alliance discussions with key industry leaders. From January 2000 until January 2002, he served as President and CEO of Advanced Laser and Fusion Technology, Inc., where he was instrumental in the effort to convert the company from a research and development operation to a commercial corporation. From 1997 through 1999, Mr. Ricardi served as Vice President of Corporate Development for JMAR Technologies, Inc. and as Senior Vice President of Sales and Marketing of JMAR’s Precision Systems operation in Chatsworth, California. Prior to JMAR, he held senior sales and marketing positions with the Imaging Systems Division of Datron Advanced Technologies, a California-based manufacturer of advanced satellite communications products; Airpax Corporation (now a division of Siemens AG), which manufactures a range of electronic products for commercial and military applications; and Texas Instruments, Inc. Mr. Ricardi holds Bachelors and Masters degrees in Electrical Engineering from Northeastern University in Boston, Massachusetts.
DOUGLAS CHENG joined JMAR as Vice President of Operations for JMAR’s Vermont Operations in October, 2004. From July 2001 to October 2004, Mr. Cheng was managing his personal investments. Mr. Cheng brings to JMAR his previous experience in key management and engineering roles at Phillips Automotive Electronics, where he rose to the position of general manager, assuming responsibility for operations, engineering and finance, and a 14-year tenure at General Electric that encompassed several progressive manufacturing management and engineering positions. More recently, from June 1999 to July 2001, Mr. Cheng served as Plant Manager of Dynapower Corporation, where he oversaw manufacturing, production planning and product testing of the company’s industrial and research oriented products. Mr. Cheng holds an engineering degree from the University of Vermont.
ROBERT A. SELZER is the Senior VP of Technology at JMAR’s Vermont Operations. He has been with JMAR since August, 2001 and prior to that time with the Vermont Operations predecessor (SAL, Inc.) since its founding in 1994. Prior to SAL, Inc., Mr. Selzer was Senior X-ray Product Manager for Karl Suss America, a post he held since November 1991. As the Director of Advanced Programs from September 1985 to October 1991 he was responsible for the design and building of advanced technology equipment at pioneer optical stepper developer, GCA Corporation of Andover, Massachusetts. In this role, he was responsible for delivery of the first commercial DUV optical steppers to IBM in 1987, and to Texas Instruments in 1988. From 1965 to 1985 he was employed as an R&D program manager and scientist with the U.S. Army. From 1980 to 1985 he was the U.S. Army Program Manager for the $1.2 billion VHSIC (Very High Speed Integrated Circuits) Program at the Department of Defense. He was also project manager for several high priority U.S. Army weapons and EW programs during the Vietnam era, as well as serving in the military for 15 months from January 1968 to March 1969. During his military service, Mr. Selzer was awarded the Legion of Merit, Bronze Star, Two Air Medals, Vietnamese Cross of Gallantry and the Combat Infantryman’s Badge. Mr. Selzer holds a Master’s degree in Computer Science and a Bachelor’s Degree in Physics from Columbia University and City College of New York, respectively. He currently holds three U.S. patents.
Corporate Governance Matters
The Board is elected by the shareholders to oversee their interests in the long-term health and the overall success of the Company and its financial strength. The Board serves as the ultimate decision-making body of the Company, except for those matters reserved to or shared with the shareholders. The Board selects and oversees the members of senior management, who are charged by the Board with conducting the business of the Company.
Independence Determination
Although the Company is not listed on Nasdaq, it follows the Nasdaq definition of director independence. Under the Nasdaq listing standards, a director is deemed to be independent if he or she is not an officer or employee of the Company and has no relationship which, in the opinion of the Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Specific relationships that would result in a director not being independent include employment by the Company within the past three years, receiving payments from the Company in excess of $60,000 during any of the past three years (other than Board or Committee fees) and being related to an executive officer of the Company.
The Board has determined that three of its four directors are independent under the Nasdaq listing standards, with Dr. Beer (President and CEO) not meeting the Nasdaq definition of independence. The Board intends to review the independence of its directors on at least an annual basis. Since August 2002, the position of Chairman of the Board has also been held by an independent director.
The Board and Board Committees
The following table lists the current members of each of the Board’s standing Committees.

Nominating
and Corporate
Board Member	Audit	Compensation	Governance
J. Paul Gilman	X

Charles A. Dickinson	Chair	Chair	X

Barry Ressler		X	Chair

The Audit Committee
The Audit Committee of the Company’s Board of Directors acts in accordance with a written charter first adopted and approved by the Board. A copy of the revised Audit Committee Charter is available on the Company’s website at www.jmar.com.
Under the terms of its Charter, the Audit Committee represents and assists the Board in fulfilling its oversight responsibility relating to the integrity of the Company’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, the annual independent audit of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and its ethics program, the independent auditors’ qualifications and independence and the performance of its independent auditors. In fulfilling its duties, the Audit Committee, among other things, shall:
▪	have the sole authority and responsibility to hire, evaluate and, where appropriate, replace the independent auditors;

▪	review with management and the independent auditors, the interim financial statements and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the filing of the Company’s Quarterly Reports on Form 10-Q;

▪	review with management and the independent auditors the financial statements to be included in the Company’s Annual Report on Form 10-K (or the annual report) including (a) their judgment about the quality, not just acceptability, of the Company’s accounting principles, including significant financial reporting issues and judgments made in connection with the preparation of the financial statements; (b) the clarity of the disclosures in the financial statements; and (c) the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations, including critical accounting policies;

▪	review and discuss with management and the independent auditors the Company’s policies with respect to risk assessment and risk management;

▪	review and discuss with management and the independent auditors the Company’s internal controls, and the Company’s disclosure controls and procedures and quarterly assessment of such controls and procedures;

▪	establish procedures for handling complaints regarding accounting, internal accounting controls, and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters; and

▪	review and discuss with management and the independent auditors the adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs.
Audit Committee Member Qualifications:
In addition to meeting the Nasdaq definition of independence, members of the Audit Committee must also satisfy the following requirements: 1) each member meets additional criteria for independence under the Sarbanes-Oxley Act of 2002 (which prohibits the receipt of any compensatory payments from the Company, other than Board or Committee fees), 2) no member has participated in the preparation of the Company’s financial statements during the past three years, 3) each member must also be able to read and understand fundamental financial statements, and 4) at least one member must meet certain additional financial sophistication requirements. Finally, the Company is also required to disclose whether the Audit Committee has a member who is an “audit committee financial expert” as defined in SEC Rules. In mid-March, 2007, Mr. O’Sullivan, the Chairman of the Audit Committee and the sole “audit committee financial expert”, resigned from the Board of Directors effective April 2, 2007. Although the remaining members of the Audit Committee meet the requirements of the SEC rules and Nasdaq listing requirements for Audit Committee independence, none of them satisfy the definition of an “audit committee financial expert” under applicable SEC rules. Given the Company’s current financial condition and the additional fees typically required to be paid to persons meeting this requirement, at this time the Company does not intend to seek out and appoint an audit committee financial expert.
The Compensation Committee
Under the terms of its Charter, the Compensation Committee has overall responsibility for evaluating and approving all director and officer compensation plans, policies and programs of the Company. A copy of the Compensation Committee Charter is available on the Company’s website at www.jmar.com.

In fulfilling its duties, the Compensation Committee, among other things, shall:
▪	review and approve all corporate goals and objectives relevant to the compensation of the Chief Executive Officer;

▪	evaluate the performance of the Chief Executive Officer in light of approved corporate goals, performance goals and objectives and determine his compensation level;

▪	review and approve the compensation of the Company’s executive officers;

▪	review and approve all employment agreements, severance agreements or arrangements, change in control agreements/provisions, and any special or supplemental benefits for each executive officer;

▪	approve, disapprove, modify or amend all non-equity plans designed and intended to provide compensation primarily for officers;

▪	make recommendations to the Board regarding adoption of compensation plans;

▪	administer, modify or amend the stock option and other equity incentive plans; and

▪	review and make recommendations to the Board on matters concerning the directors’ annual retainer, as well as any other compensation programs for the directors, committee chairpersons and committee members, consistent with any applicable requirements of the Nasdaq listing standards.
The Nominating and Corporate Governance Committee
Under the terms of its Charter, the Nominating and Corporate Governance Committee is responsible for considering and making recommendations concerning the function and needs of the Board, and reviewing and developing corporate governance guidelines. A copy of the Committee’s Charter is available on the Company’s website at www.jmar.com.
In fulfilling its duties, the Nominating and Corporate Governance Committee, among other things, shall:
▪	identify individuals qualified to be Board members consistent with criteria established by the Board;

▪	recommend to the Board nominees for the next annual meeting of shareholders;

▪	evaluate individuals suggested by shareholders;

▪	review the performance of the Board on an annual basis;

▪	develop and recommend to the full Board a set of corporate governance guidelines, including policies furthering open communication among members of the Board, senior management and outside advisors, requiring regular meetings of the independent directors in executive session and requiring continuing education of directors in compliance with applicable Nasdaq Rules. The Committee shall review such guidelines annually and recommend any modifications thereto; and

▪	periodically review all standing or any ad hoc committees and recommend to the full Board, as appropriate, changes in number, function or composition of committees. In evaluating candidates for nomination to committees of the Board, the Committee shall take into account the applicable requirements for members of committees of boards of directors under the Securities Exchange Act of 1934 and the Nasdaq listing standards.
Code of Conduct
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

Compensation of Board of Directors
During 2006, directors who were not salaried employees of the Company (“Non-Employee Directors”) were paid 1) a quarterly retainer of $3,000, with one-half of this amount paid in shares of Common Stock; 2) $2,000 for each regular Board of Director’s meeting, with one-half of the fee paid in shares of Common Stock; 3) $500 for each telephonic Board Meeting; and 4) $500 for each formal Committee meeting. Prior to July, 2006, the shares issued to the directors were issued from the shareholder-approved Non-Employee Directors’ Equity Plan. After June, 2006, all shares issued to directors were issued from the 2006 Equity Incentive Plan which was approved by the shareholders in June 2006. The number of shares issued is calculated using the average of the closing prices for the Company’s common stock for the five trading days prior to the date such amount is owed.
In October, 2006, the Board amended the terms of the standard director compensation arrangement to allow each director to make an election to be paid in shares of common stock in lieu of the cash portion of their quarterly retainer and meeting fees. During the second half of 2006 and through 2007, Mr. Dickinson elected to be paid in stock in lieu of the cash portion of his meeting fees, quarterly retainers and monthly Chairman fee. In April, 2007, the Board approved a further modification of the director compensation arrangements to provide that all meeting fees shall be paid in shares of common stock.
The Chairman of the Board (Mr. Dickinson) is paid a fee of $2,000 per month for his services as Chairman of the Board. In recognition of the significant responsibilities of the Audit Committee Chairman, in February, 2006 the Board approved an increase in the monthly fee paid to the Audit Committee Chairman (Mr. O’Sullivan) from $2,500 to $4,000 per month. In June, 2006, in order to conserve cash the Board reduced the monthly fee paid to the Audit Committee Chairman to $2,500 per month. With the resignation of Mr. O’Sullivan, effective April 2, 2007 no monthly fee will be paid to the Chairman of the Audit Committee. The Chairman of the Nominating and Corporate Governance Committee (Mr. Ressler) receives a fee of $1,000 for meetings of that Committee.
All directors are eligible to receive option grants under the Company’s shareholder-approved Stock Option Plans on the same basis as key employees of the Company. Grants of options to directors from these plans will be made by the Board’s Compensation Committee on a case-by-case basis on such terms as the Committee in its discretion may decide. The Compensation Committee’s policy has been to make an annual grant of options to the directors at the time of the Annual Shareholders Meeting. The Compensation Committee’s policy is to grant options with an exercise price equal to the fair market value of the stock. In July 2006, the Company granted options to purchase 10,000 shares of Common Stock to each of the directors then serving, including salaried employee directors, with an exercise price of $0.53 per share.
Directors are also reimbursed for their travel, lodging and food expense incurred when attending Board and Committee meetings.
Director Compensation Table
The following table sets forth compensation information with respect to all non-employee directors of the Company for amounts earned during 2006. Compensation information for the Company’s Chief Executive Officer, Dr. C. Neil Beer, and for the Company’s former Chief Executive Officer, Ronald A. Walrod, both of whom were directors in 2006, is reported in the Summary Compensation Table below.

		Fees
		Earned or
		Paid in
Name	Year	Cash (1)	Option Awards (2)	All Other Compensation (3)	Total
Charles A. Dickinson	2006	$9,500	$13,525	$37,000	$60,025
J. Paul Gilman	2006	$18,500	$ 3,948	$13,000	$35,448

		Fees
		Earned or
		Paid in
Name	Year	Cash (1)	Option Awards (2)	All Other Compensation (3)	Total
Barry Ressler	2006	$47,000	$13,525	$13,000	$73,525
Edward P. O’Sullivan II (4)	2006	$55,000	$16,648	$13,000	$84,648
Vernon H. Blackman (5)	2006	$18,000	$ 9,773	$ 6,000	$33,773

(1)	Amounts shown represent fees earned or paid in cash for services as director in 2006.

(2)	Amounts shown for option awards reflect the dollar value recognized for financial statement purposes for the fiscal year ended December 31, 2006 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”). The costs for awards disregard adjustments for forfeiture assumptions. The full grant date fair value of stock options granted to Messrs. Dickinson, Gilman, Ressler and O’Sullivan during the fiscal year ended December 31, 2006 was $4,141 as computed in accordance with FAS 123(R). A discussion of the relevant assumptions used in the valuation is contained in Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006 included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007. As of December 31, 2006, the total number of stock options outstanding for each director was as follows: Mr. Blackman (73,211), Mr. Dickinson (62,750), Dr. Gilman (20,000), Mr. O’Sullivan II (41,750) and Mr. Ressler (97,750).

(3)	Amounts shown for All Other Compensation consist of the dollar value of shares of common stock issued to directors in payment of meeting fees, quarterly retainers, monthly Chairman fees and travel-related expenses. The amounts shown reflect the dollar value recognized for financial statement purposes for the fiscal year ended December 31, 2006.

(4)	Mr. O’Sullivan resigned as a director effective on April 2, 2007.

(5)	Dr. Blackman resigned as a director effective on June 23, 2006.
Section 16(a) Beneficial Ownership Reporting Compliance
Executive officers, directors and certain persons who own more than ten percent of the Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 to promptly file a Form 4 with the SEC reporting any changes in ownership of Common Stock and to furnish us with copies of such reports. Copies of these reports are available on the SEC’s website at www.sec.gov and on the Company’s website at www.jmar.com. Any transactions not reported currently on a Form 4 must be reported on a Form 5 filed on an annual basis. We have received written representations from each reporting person who did not file a Form 5 annual report that no Form 5 was due. Based on our review of the filed reports and these representations, we believe that all required Section 16(a) reports were timely filed in 2006.

Item 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
The Compensation Committee of the Board of Directors (the “Committee”) is responsible for approving the compensation structure for our executive officers and for annually reviewing it for competitiveness.
Compensation Philosophy and Objectives
Hiring and retaining quality employees are key factors to our success. Our compensation programs for executive officers are designed to (1) attract talented individuals who are capable of growing the Company, (2) retain key individuals, (3) motivate executive officers to increase the Company’s performance for the benefit of stockholders, and (4) reward executive officers for exceptional individual contributions to the achievement of our business objectives. Our compensation programs are also designed to provide a direct, meaningful link between the Company’s annual business plan and individual performance and compensation earned.
Our compensation policy applicable to all employees strives to establish and maintain a system of compensation that, with reasonable availability of resources, is consistent with total compensation in comparable labor markets for similar jobs being performed. Our compensation system is driven by a number of factors including, but not limited to, our ability to pay based on current economic and business factors, the current market value of a position based on the skills, knowledge, experience and competencies required of a fully competent incumbent; internal equity of a job as compared to other similar jobs within the organization; and the strategic value of a position.
We believe that the compensation of our executives should largely reflect their success as a management team, rather than as individuals, in attaining key operating objectives, such as growth of revenues, and ultimately, in realizing increased stockholder value. We believe that the performance of the executives in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that our executives’ compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable. Rather, we believe that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the successful management of the Company by our executives. We seek to provide long-term incentives through awards of options and other forms of equity from our stockholder-approved equity incentive plans.
Components of 2006 Executive Compensation
Our 2006 executive compensation package consisted of base salary and long-term incentive equity awards (consisting of stock options). We also provide a package of employee benefits (health, disability and life insurance) intended to be competitive for companies of our size. In 2005, we also provided for a management cash bonus plan which provided for payment of bonuses based upon the achievement of certain individual performance goals and our financial performance objectives. No bonus plan was approved for 2006.
Base Salary
The base salaries for executive officers are established considering a number of factors, including the Company’s financial condition; the executive’s individual performance and measurable contribution to the Company’s success; and pay levels of similar positions with comparable companies in the industry. The Compensation Committee supports the Company’s compensation philosophy of moderation for elements such as base salary and benefits. Base salary decisions are made as part of the Company’s annual review process. Generally, base salaries are maintained to be comparable to salaries paid by similar size, high technology public companies. In determining the level of base salaries and other compensation, the Compensation Committee had access to the results of several salary surveys procured by the Company.
Dr. Beer was appointed Chief Executive Officer of the Company in April 2006 to replace Ronald Walrod. At the time of his termination, Mr. Walrod’s base salary was $281,325 (having been increased twice following reviews from a base salary of $250,000 that was agreed to in the Employment Agreement entered into when Mr. Walrod was hired in October 2002). The base salary payable to Dr. Beer for 2006 was initially set at $225,000 per annum, increasing to $250,000 per annum on July 1, 2006. This was determined as a result of arms’

length negotiations between Dr. Beer and the other members of the Board of Directors. The members of the Compensation Committee believe that Dr. Beer’s base salary for 2006 was set at a level that was competitive with the base salary levels in effect for chief executive officers at similarly situated companies. In February, 2007, in order to enable the Company to conserve cash, Dr. Beer agreed to reduce his base salary to $125,000.
In March, 2006, the Compensation Committee approved increases in base salaries for executive officers to the following amounts: Mr. Valentine ($181,000), Dr. Bloom ($185,000), Mr. Ricardi ($170,000) and Mr. Cheng ($158,000). Although the Committee considers the Company’s general financial performance and financial condition in its determination of the appropriate levels of base salaries for executive officers, it does not tie the base salaries to a specific measure of Company financial performance.
In February, 2007, in order to conserve cash, in lieu of salary increases for 2007, the Compensation Committee approved the creation of a stock bonus pool of a maximum of 230,000 shares of common stock to be awarded to certain executive officers and key employees upon the achievement of specific short-term business goals, plus an additional maximum of 126,667 shares to be issued to the CEO based upon the amount of shares earned by the other executive officers. The plan called for achievement of the goals by March 31, 2007. In April, 2007, the Compensation Committee approved the issuance of 20,000 and 25,000 shares, respectively, to two executive officers (Messrs. Cheng and Selzer), 40,000 shares to a key employee who was not an executive officer, and 78,333 shares to Dr. Beer. In March, 2007, Messrs. Cheng and Selzer agreed to reduce their base salaries by 50%.
The Committee’s view is that, subject to significant changes in the Company’s financial condition, future adjustments to base salaries will be modest and that increases in compensation for the executive officers will be through performance-based bonus plans and stock option grants.
Long-Term Equity Incentive Awards
The Company’s stockholder-approved 1999 Stock Option Plan authorizes the Compensation Committee to grant awards of stock options and its 2006 Equity Incentive Plan authorizes the Compensation Committee to grant awards of stock options, restricted stock, stock bonuses, stock appreciation rights and other equity-based awards to its executive officers and other key employees. The goals of the Company’s equity awards are to: (1) align the interests of each executive officer with those of our stockholders by providing each individual with a significant incentive to manage the Company from the perspective of a stockholder with an equity stake in the business, and (2) encourage long-term retention of key employees by virtue of vesting conditions imposed on typical equity awards. Employees must remain employed by the Company for a fixed period of time in order for the equity awards to vest fully. Typically, options awards vest over a three-year period at the rate of one-third per year and have a term of ten years. Vesting ceases upon termination of employment and unvested options terminate upon termination of employment. The right to exercise vested options ceases 60 days after termination of employment, except that in the case of death the exercise period extends until one year after such termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. Except for a grant of 300,000 options to Dr. Beer in April, 2006 in connection with his employment as CEO, no options were granted in 2006 to executive officers. Between June, 2003 and June, 2004, options were granted to directors in payment of director meeting fees with an exercise price of $1.00 below market value in order to provide an equivalent value in lieu of the prior grant of shares of common stock (with the appropriate compensation expense recorded in the Company’s financial statements). Except for these options, all options granted to date have an exercise price equal to 100% of the average of the closing prices of the stock for the five days prior to the date of grant, and options granted in the future are planned to be granted on the same basis. In July, 2006, the Compensation Committee approved the issuance of a total of 57,000 shares as a broad-based grant of restricted stock to substantially all of the Company’s employees, including 1,500 shares each to Messrs. Cheng and Selzer. The shares vest over a 12 month period and are forfeited if the employee’s employment terminates prior to vesting.

Perquisites, Personal Benefits and Other Compensation
The Company does not generally provide significant perquisites or personal benefits to executive officers, although pursuant to an employment agreement the Company agreed to pay or reimburse Dr. Beer for all reasonable and allowable expenses incurred by Dr. Beer in relocating him and his family from Colorado Springs, Colorado to San Diego, California. These expenses include the cost of commissions, fees, escrow and closing costs involved with the purchase of a residence in the San Diego area, and transport of automobiles, household goods, and travel. In addition, in the event that Dr. Beer’s Colorado residence does not sell in a timely manner, in order to expedite Dr. Beer’s purchase of a residence in San Diego and to further facilitate the performance of Dr. Beer’s duties, the Compensation Committee authorized the payment of $65,000 in additional compensation to Dr. Beer to defray the additional living costs and associated expenses of maintaining two houses. The amounts paid to Dr. Beer are described more fully in the footnotes to the Summary Compensation Table below. Also included in the Summary Compensation Table for each of the executive officers under the heading “Other Compensation” is the value of the Company’s matching contributions to the executive officers’ 401(k) accounts and the value of life insurance premiums and certain housing and transportation costs of Mr. Ricardi. The Company match portion of the 401(k) plan is available to all employees of the Company.
Severance Arrangements
The Company has no contractual obligations to pay severance or other enhanced benefits to its executive officers upon termination of their employment, except as follows: 1) the Company agreed to provide Dr. Beer with severance benefits equal to six months of base salary in the event his employment is terminated without cause; 2) the Company agreed to provide Mr. Ricardi with severance benefits equal to six months of base salary in the event his employment is terminated without cause following a change of control of the Company, and 3) the Company agreed to provide Mr. Selzer with severance benefits equal to 13 weeks of base salary in the event his employment is terminated without cause.
Stock Option Grant Timing and Price
All stock option grants to employees, including the executive officers, are made either from the Company’s 1999 Stock Option Plan or from the Company’s 2006 Equity Incentive Plan and are required to be approved by the Compensation Committee. The exercise price of options are set equal to the average of the closing prices of the Company’s common stock as reported on the OTCBB for the five trading days immediately preceding the date of the grant. Except as noted above regarding certain options granted to the directors in 2003 and 2004 in lieu of payment of meeting fees in shares, the Company has never granted options with an exercise price that is less than the fair market value of the Company’s Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date.
Pension Plans
The Company has no pension plans or other defined benefit retirement plans that benefit the executive officers or directors.
Tax Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of the Company’s executive officers, to the extent that compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation paid in cash to the Company’s executive officers for 2006 did not exceed the $1.0 million limit per officer, and the Committee does not anticipate that the non-performance based compensations to be paid in cash to the Company’s executive officers for 2007 will exceed that limit. The Company’s 1999 Stock Option Plan and its 2006 Equity Incentive Plan have been structured so that any compensation deemed paid in connection with the exercise of stock option grants made under that plan with an exercise price equal to fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1.0 million limitation. Other types of equity-based awards which may be granted under that plan may also be structured so as to qualify as performance based compensation.
REPORT OF THE COMPENSATION COMMITTEE
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2006, filed by us with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

/s/	Charles A. Dickinson
Barry Ressler

Summary Compensation Table
The following table sets forth summary information on the compensation earned during 2006 for services rendered in all capacities by the Company’s Chief Executive Officer, Chief Financial Officer and each of the Company’s three other most highly compensated executive officers whose total compensation for 2006 exceeded $100,000. Also included is the former Chief Executive Officer who ceased being an employee in 2006. These six individuals are referred to in the Proxy Statement as the “Named Officers.”

					Non-Equity
				Option	Incentive Plan	All Other
Name and Position	Year	Salary(1)	Bonus(2)	Awards(3)	Compensation(2)	Compensation(4)	Total
C. Neil Beer (5) President and Chief Executive Officer	2006	$165,577	$—	$48,322	$—	$27,817	$241,716

Ronald A. Walrod (6) Former President, Chief Executive Officer	2006	$257,024	$—	$26,118	$—	$1,262	$284,404

Dennis E. Valentine (7) Former Chief Financial Officer	2006	$179,327	$—	$39,241	$—	$1,684	$220,252

John P. Ricardi Vice President, Sensor Products	2006	$168,558	$—	$22,178	$—	$17,215	$207,951

Douglas Cheng Vice President of Operations	2006	$139,368	$—	$23,947	$—	$1,083	$164,398

Scott H. Bloom (8) Former Vice President; General Manager of Research Division	2006	$144,293	$—	$22,738	$—	$923	$167,954

(1)	Amounts shown represent salary earned in 2006.

(2)	No amounts of discretionary bonuses or awards under non-equity incentive plans were earned or paid in 2006.

(3)	Amounts shown for option awards reflect the dollar value recognized for financial statement purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R), including amounts related to stock options granted in prior years that were unvested at January 1, 2006. The costs for awards disregards adjustments for forfeiture assumptions, and the costs for awards made prior to 2006 are determined in accordance with the modified prospective transition method under FAS 123(R). A discussion of the relevant assumptions used in the valuation is contained in footnote 12 to the Company’s audited financial statements for the fiscal year ended December 31, 2006 included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2007. Additional information regarding grants awarded in 2006 is presented in the “Grants of Plan Based Awards” table below. Of the dollar amounts included in this column, the following amounts are attributable to options granted prior to 2006 which were unvested on January 1, 2006: Dr. Beer ($13,030), Mr. Walrod ($26,118), Mr. Valentine ($35,106), Mr. Ricardi ($22,178), Mr. Cheng ($23,167) and Dr. Bloom ($22,738). Also includes $780 for a restricted stock award to Mr. Cheng granted in July, 2006.

(4)	Amounts in this column consist of (i) matching contributions made by the Company under its 401(k) Plan to Messrs. Beer, Walrod, Valentine, Cheng and Bloom; (ii) life insurance premiums paid by the Company on behalf of Messrs. Beer, Walrod, Valentine, Ricardi and Bloom; and (iii) perquisites and other personal benefits or property the aggregate amount of which exceeds $10,000 as to any named executive officer. Although the amounts of perquisites and other personal benefits cannot be determined precisely, the Company has concluded that the aggregate amount thereof does not exceed $10,000 for each of Mr. Walrod, Mr. Valentine, Mr. Cheng and Dr. Bloom. Dr. Beer received the following types of personal benefits: reimbursement of relocation costs and an auto allowance. Mr. Ricardi received the following types of personal benefits: reimbursement of commuting expense and housing costs.

(5)	Dr. Beer was appointed President and Chief Executive Officer in April 2006.

(6)	Mr. Walrod ceased being an employee in April 2006.

(7)	Mr. Valentine ceased being an employee in March 2007.
(8)	Dr. Bloom ceased being an employee in August 2006.
Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards to each of the Named Officers during 2006. The Company had no non-equity incentive plans in 2006 and no such awards were made to any of the Named Officers, nor were any option grants made to the other Named Officers.

		All Other Option
		Awards: Number of		Grant Date Fair
		Securities	Exercise Price of	Value of
Name	Grant Date	Underlying Options(1)	Option Awards	Option Awards(2)
C. Neil Beer	4/12/06	300,000	$0.73	$156,000
	7/19/06	10,000	$0.53	$4,500
Dennis E. Valentine	1/7/06	14,095	$1.18	$13,531

(1)	The options reported in this column were granted under the Company’s 1999 Stock Option Plan.

(2)	The grant date fair value is the value of awards granted in 2006 as determined in accordance with FAS 123(R) disregarding that the Company recognizes the value of the awards for financial reporting purposes over the service period of the awards.

Outstanding Equity Awards at Fiscal Year-End (1)
The following table sets forth information regarding outstanding options held by each of the Named Officers at December 31, 2006.

	Number of Securities Underlying
	Unexercised Options (2)			Option
			Option Exercise	Expiration
Name	Exercisable	Unexercisable	Price($)	Date(3)
C. Neil Beer	5,000	—	2.625	9/20/2007
	5,000	—	3.531	7/8/2008
	5,000	—	2.4375	8/7/2009
	10,000	—	1.75	8/13/2010
	10,000	—	6.50	8/11/2011
	10,000	—	3.73	8/10/2012
	10,000	—	1.28	12/6/2013
	10,000	—	1.36	6/6/2014
	1,000	—	1.34	10/10/2014
	500	—	0.87	12/12/2014
	500	—	2.01	2/20/2015
	750	—	2.26	4/9/2015
	6,667	3,333	1.94	6/25/2015
	3,333	6,667	1.21	6/24/2016
	—	300,000	0.73	4/12/2016
	—	10,000	0.53	7/19/2017

Dennis E. Valentine	30,000	—	2.375	1/29/2007
	25,000	—	2.25	4/23/2007
	21,600	5,400	2.9063	2/6/2008
	2,797	—	2.9063	4/20/2008
	9,450	4,050	2.125	2/12/2009
	3,797	—	2.0625	5/24/2009
	15,000	—	4.563	1/1/2010
	10,000	—	9.50	2/18/2010
	16,400	6,100	3.25	1/1/2011
	11,613	—	3.87	1/4/2011
	20,000	—	1.996	6/14/2012
	16,667	33,333	1.41	2/11/2015
	14,095	—	1.18	1/7/2016
	6,558	—	0.47	5/15/2007
	19,674	—	0.43	5/15/2007
	13,116	—	0.44	5/15/2007
	13,116	—	0.41	5/15/2007

John P. Ricardi	50,000	—	1.02	2/7/2013
	16,667	33,333	1.41	2/11/2015

Douglas Cheng	33,333	16,667	1.39	10/8/2014

(1)	No executive officer had any unearned equity awards outstanding at December 31, 2006. The majority of these options were granted under the Company’s 1999 Stock Option Plan (“Options”). The exercise price of the options reported above was equal to the fair market value of the Company’s Common Stock at the date of grant. The terms of each such option are determined by the Compensation Committee of the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions. The majority of these options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a new option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option. In addition, if the optionee exercises the option in whole or in part with cash, the Company shall grant to the optionee a new option to purchase that number of shares equal to the amount of cash paid divided by the market value of the Common Stock on the date of exercise. In both cases, these Reload Options will have an exercise price equal to the fair market value on the date of grant of the Reload Option and are not exercisable until one year following the date of grant.

(2)	The majority of these options are incentive stock options and are exercisable in increments of one-third each for the first three years after the date of grant.

(3)	The expiration date of each option normally occurs 10 years after the date of grant of each option. Options which are unvested at the time of termination of optionee’s employment expire at that time. Vested options also expire if not exercised within 60 days after termination of optionee’s employment or one year following death of optionee if not exercised by optionee’s personal representative. Vested options issued to directors expire one year following resignation as a director.
Option Exercises During Fiscal 2006
Except for the exercise by Mr. Valentine listed below, no options were exercised by any of the Named Officers in fiscal 2006.

Option Awards
	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(#)	($)
Dennis E. Valentine	15,200(1)	1,304.16(2)

(1)	Mr. Valentine exercised this option by delivery of 14,095 shares of Common Stock valued at $1.18 per share (equal to the closing price of such stock on the date of exercise).

(2)	Based on difference between market price on date of exercise price ($1.18) and the exercise price ($1.0942).
Potential Payments upon Termination or Change-in-Control
The Company has no contractual obligations to pay severance or other enhanced benefits to the Named Officers upon termination of their employment, except as follows: 1) the Company agreed to provide Dr. Beer with minimum severance benefits equal to six months of base salary in the event his employment is terminated without cause; and 2) the Company agreed to provide Mr. Ricardi with minimum severance benefits equal to six months of base salary in the event his employment is terminated without cause following a change of control of the Company.
Defined Benefit or Deferred Compensation Plans
The Company has no defined benefit pension or non-qualified deferred compensation plans under which its executive officers participate.
Employment Agreements
On September 21, 2006, the Company entered into an Employment Agreement with Dr. Beer which provides for the following: 1) Base salary of $250,000 per annum; 2) Reimbursement for all reasonable and allowable expenses incurred by Dr. Beer in relocating him and his family to San Diego, California; 3) Payment of $65,000 in additional compensation to defray the additional living costs and associated expenses of maintaining two houses; 4) In the event that Dr. Beer’s employment is terminated without “cause” (as defined), he will be paid his salary for 6 months after such termination; and 5) In the event of termination of Dr. Beer’s employment after a “change of control,” he will receive a lump sum payment equal to 12 months of salary.

Pursuant to an Employment Agreement with the Company’s former CEO, Ronald A. Walrod, which was terminated in April, 2006, Mr. Walrod was paid salary continuation payments based on his base salary of $281,325 for six months following his termination.
Compensation Committee Interlocks and Insider Participation
During 2006, executive compensation matters were addressed by the Compensation Committee of the Board of Directors. None of the members of the Compensation Committee were either officers or employees of the Company. None of the members of the Compensation Committee serves as an executive officer of any other entity whose Board of Directors or compensation committee includes an executive officer of the Company.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Ownership of 5% or More of JMAR Common Stock
The following lists all persons known by the Company to be the beneficial owner of 5 percent or more of the Company’s Common Stock as of April 30, 2007. A person is deemed to be the beneficial owner of JMAR Common Stock, whether or not such person has any economic interest therein, if such person directly or indirectly has (or shares with others) voting or investment power with respect to the JMAR shares or has the right to acquire beneficial ownership within sixty days.

	Number of Shares of	Percentage of
Name and address of	Common Stock	Outstanding Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Laurus Master Fund, Ltd.,	4,584,571	9.99%
c/o Laurus Capital Management, LLC,
825 Third Avenue, 14th Floor,
New York, NY 10022
Included in the shares listed above, as of April 30, 2007, are a portion of the shares of Common Stock issuable on conversion of Series G and I Convertible Preferred Stock (“Preferred Stock”) which is convertible into a total of 6,057,047 shares of Common Stock and Warrants that are exercisable into a total of 10,447,146 shares of Common Stock. The Preferred Stock and Warrants owned by Laurus may not be converted or exercised into Common Stock if it results in Laurus having beneficial ownership of more than 9.99% of the outstanding shares of JMAR common stock at any time (the “Ownership Limitation”). Laurus may terminate this Ownership Limitation with respect to all of the Preferred Stock and with respect to substantially all of the Warrants upon a minimum of 75 days notice or upon a default by the Company of its redemption obligations under the Preferred Stock. Absent the Ownership Limitation, Laurus would have beneficial ownership of a total of 18,758,660 shares, consisting of: (i) 2,254,467 shares owned at April 30, 2007, (ii) 6,057,047 shares issuable upon conversion of Convertible Preferred Stock, and (iii) 10,447,146 shares issuable upon exercise of Warrants. If all derivative securities held by Laurus were freely exercisable and convertible within 60 days, this total of 18,758,660 shares of Common Stock would represent beneficial ownership of 31.2% of the Company’s Common Stock.
Ownership of JMAR Common Stock by Management
The following table sets forth the beneficial ownership of Common Stock of the Company as of April 26, 2007 by each director, the “Named Officers” (as defined in “Summary Compensation Table” above) and by all directors and executive officers as a group. Except as otherwise noted, the following stockholders have sole voting and investment power with respect to the shares. Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table.

	Number of Shares of	Percentage of
	Common Stock	Outstanding Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Charles A. Dickinson (1)	358,068	(9)
Dennis E. Valentine (2)	305,476	(9)
C. Neil Beer (3)	276,649	(9)
Barry Ressler (4)	163,367	(9)
John P. Ricardi (5)	83,333	(9)
J. Paul Gilman (6)	71,338	(9)
Douglas Cheng (7)	54,833	(9)
Ronald A. Walrod	—	(9)
Scott H. Bloom	—	(9)
All executive officers and directors as a group (11 persons) (8)	1,410,465	3.18%

(1)	Includes 61,217 shares held by Mr. Dickinson’s wife. Includes 49,417 shares issuable upon exercise of currently exercisable stock options.

(2)	Includes 272,879 shares issuable upon exercise of currently exercisable stock options and warrants. Mr. Valentine’s employment with the Company terminated on March 16, 2007. As a result of the termination of his employment, all 272,879 options will terminate on May 15, 2007 if not exercised by that date.

(3)	Includes 184,417 shares issuable upon exercise of currently exercisable stock options.

(4)	Includes 84,417 shares issuable upon exercise of currently exercisable stock options.

(5)	All shares are issuable upon exercise of currently exercisable stock options.

(6)	Includes 6,667 shares issuable upon exercise of currently exercisable stock options.

(7)	Includes 33,333 shares issuable upon exercise of currently exercisable stock options.

(8)	Includes 777,796 shares issuable upon exercise of currently exercisable stock options and warrants.

(9)	Less than one percent.

Equity Compensation Plan Information
The following Table sets forth information regarding all equity compensation plans (including individual contracts) (i) previously approved by the Company’s shareholders, and (ii) not previously approved by the Company’s shareholders, as of December 31, 2006.

			Number of Shares
	Number of Shares to be	Weighted-Average	Remaining Available for
	Issued Upon Exercise of	Exercise Price of	Future Issuance Under
Plan	Outstanding Options and	Outstanding Options and	Equity Compensation
Category	Warrants	Warrants	Plans (Excluding Shares
			Reflected in Column (a))
	(a)	(b)	(c)

Plans Approved by Shareholders	1,929,634	$1.91	2,378,821

Plans Not Approved by Shareholders	900,135	$1.40	—

Total	2,829,769	$1.72	2,378,821
Summary Description of the Company’s Equity Compensation Plans
The Company has two shareholder-approved stock option plans from which additional options may be granted (the 1999 Stock Option Plan and the 2006 Equity Incentive Plan) and four terminated option or warrant plans under which previously granted options and warrants remain outstanding. Prior to Nasdaq rule changes in 2003 requiring shareholder approval of compensatory equity grants, the Company established several plans and entered into a number of equity compensation agreements with individuals that were not required to be approved by the shareholders. All of these plans and individual arrangements are described below.
Shareholder Approved Plans:
The 2006 Equity Incentive Plan
The Company’s shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) in June, 2006. The 2006 Plan provides for the grant of options, restricted stock, stock bonuses, stock appreciation rights and other equity-based awards to the Company’s employees, directors and consultants for up to 2,000,000 shares of Common Stock etc. As of December 31, 2006, 185,927 shares of common stock were issued and outstanding and no options to purchase shares of common have been issued. 1,814,073 shares were available for future equity awards.
The 1999 Stock Option Plan
The Company’s shareholders approved the 1999 Stock Option Plan (“1999 Plan”) in August, 1999 and approved an amendment to the 1999 Plan in December, 2002. This plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s Common Stock. As of December 31, 2006, options to purchase 1,329,919 shares were outstanding and 564,748 shares were available for future option grants.

The 1991 Stock Option Plan
The Company’s shareholders approved the 1991 Stock Option Plan (“1991 Plan”) in July, 1991 and approved amendments to the 1991 Plan in June, 1992, September, 1995 and September, 1996. The 1991 Plan, as amended, provided for the grant of options to the Company’s employees, directors and consultants for up to 1,480,000 shares. The term of the 1991 Plan has expired and no further options may be granted under this plan. As of December 31, 2006, options to purchase a total of 599,715 shares were outstanding.
Non-Shareholder Approved Plans and Individual Arrangements:
Management Anti-Dilution Plan
In February, 1993, the Company’s Board of Directors approved the issuance of Warrants to the then officers and directors of the Company in consideration for agreements made by them in connection with an underwritten offering of the Company’s Common Stock. This plan has terminated and no additional securities may be issued from this plan. As of December 31, 2006, Warrants to purchase 306,920 Warrants are outstanding. These Warrants have an exercise price of $3.00 per share.
Research Division Warrant Plan
In April, 2001, Warrants were issued to employees of the Research Division in connection with an incentive plan for performance of certain milestones in 2000. This plan has terminated and no additional Warrants may be issued under this plan. As of December 31, 2006, Warrants to purchase a total of 10,500 shares were outstanding. These Warrants have an exercise price of $3.25 per share and expire on the earlier of 60 days after termination of employment or January, 2011.
2002 Research Division Plan
In May, 2002, the Company’s Board of Directors approved a plan for the issuance of non-plan options to purchase Common Stock to Research Division employees. This plan has terminated and no additional options may be issued from this plan. As of December 31, 2006, options to purchase 32,000 shares were outstanding. These options have an exercise price of $1.71 per share and expire on the earlier of 60 days after termination of employment or 10 years after date of grant.
Individual Compensation Arrangements:
In December, 1998, an option to purchase 50,000 shares, with an exercise price of $3.00 per share, was issued to Fred Schiele in connection with his hiring as President and Chief Operating Officer of the Company. In September, 2001, in connection with the termination of his employment this option was modified to waive the provision which otherwise would have caused its termination 60 days after the termination of his employment. This option expires on November 30, 2008.
In March 2002, a Warrant to purchase 20,000 shares, with an exercise price of $2.40 per share, was issued to a placement agent. This Warrant expired on March 28, 2007.
Pursuant to an investor relations services agreement (“IRG Agreement”) entered into in July, 2003 between the Company and The Investor Relations Group (“IRG”), the Company agreed to issue a total of 200,000 Warrants to Dian Griesel, President of IRG, with 50,000 Warrants being issued at the beginning of each year of the effectiveness of the IRG Agreement, as follows: (i) in July, 2003, a Warrant to purchase 50,000 shares, with an exercise price of $1.16 per share and expiring on June 30, 2008; (ii) in July, 2004, a Warrant to purchase 50,000 shares, with an exercise price of $2.05 per share and expiring on June 30, 2009; (iii) in July 2005, a Warrant to purchase 50,000 shares, with an exercise price of $1.23 per share and expiring on June 30, 2010, and (iv) in July, 2006, a Warrant to purchase 50,000 shares, with an exercise price of $0.67 per share and expiring on June 30, 2011.
In February, 2005, a Warrant to purchase 108,871 shares, with an exercise price of $1.80 per share, was issued to Source Capital in connection with a financing in February, 2005. This Warrant expires on February 1, 2010.

In December, 2005, a Warrant to purchase 171,844 shares, with an exercise price of $1.44 per share, was issued to Midtown Partners in connection with a financing in December, 2005. This Warrant expires on June 28, 2011.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Certain Relationships And Related Transactions
Laurus Master Fund, Ltd. (“Laurus”) is the beneficial owner of more than 5% of the Company’s Common Stock. The disclosures in “Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters” in Item 12 above regarding Laurus’ ownership of Preferred Stock and Warrants are incorporated herein by reference. The terms of the Preferred Stock and substantially all of the Warrants provide that such instruments are not convertible or exercisable into Common Stock for so long as Laurus has beneficial ownership of more than 9.99% of the Company’s Common Stock. In March, 2006, the Company issued Laurus a new Series I Convertible Preferred Stock to replace $6,393,980 of the Company’s Series F-H Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments). The 2006 Amendments have the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) are deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2008; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through July 2008. In consideration for these deferrals, the conversion price for $6,393,980 of the Series F-H Preferred Stock (previously $2.00) was reduced to $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of warrants that are exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The amended warrants are not exercisable for six months. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock.
Also in March, 2006, the Company and Laurus replaced the Company’s Working Capital Line that terminated on March 21, 2006 with a new working capital line (2006 Working Capital Line). The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase a total of 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 240,000 vested in March 2007 based on the average borrowings under the 2006 Working Capital Line with an exercise price based on the three day average stock price prior to March 28, 2007, but no less than $1.00. Both warrants expire in March 2016.
On February 8, 2007, the Company sold 1,212,800 shares of Common Stock to Laurus for $230,432 and on March 6, 2007, the Company sold 1,041,667 shares of Common Stock to Laurus for $156,250.
On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for a $750,000 loan to the Company and is evidenced by a Secured Promissory Note. The Company also issued Laurus a Warrant to purchase 7,597,750 shares of Common Stock, with a term of ten years and an exercise price of $0.01 per share. The Note accrues interest at the prime rate plus two percent, with interest payable monthly and the entire principle and interest due on April 13, 2008. Of the amount of the loan funded, $250,000 of the loan is to be held in a restricted account until satisfaction of certain minimum “burn rate” conditions and achievement of certain business milestones.
On April 27, 2007, the Company entered into a Securities Exchange Agreement with Laurus which provides for the issuance of 1,500,000 shares of its Common Stock to Laurus in exchange for and cancellation of $194,754 of Series G Preferred Stock and $18,966 of Series I Preferred Stock held by Laurus. These amounts were applied to reduce the redemption obligation under the Preferred Stock.
The Company and Laurus are parties to several registration rights agreements which require the Company to include the shares issued and issuable to Laurus in registration statements filed with the SEC. All of the shares of Common Stock issuable on conversion of the Preferred Stock are included in effective registration statements and also benefit from the Rule 144 holding period attributable to the Preferred Stock. The shares issuable on exercise of Warrants that were issued to Laurus prior to 2006 are included in effective registration statements and Warrants issued since then are required to be included in future registration statements.
Except with regard to the transactions with Laurus, there were no transactions since January 1, 2006, and there are no currently proposed transactions, in which the Company is a participant where the amount involved exceeds $120,000 and in which any director, executive or their respective immediate family members, or a owner of more than 5% of the Company’s common stock have a direct or indirect material interest.
Policy and Procedures with Respect to Related Party Transactions
The Company has adopted a written policy for approval of transactions and arrangements between the Company and the Company’s directors, director nominees, executive officers, greater than five percent stockholders, and their immediate family members (each, a “related party”) where the amount involved is considered material.
The policy provides that the Board’s Compensation Committee reviews the material facts of certain transactions subject to the policy and determines whether or not to approve or ratify those transactions. In determining whether to approve or ratify an interested transaction, the Committee will take into account, among other factors it deems appropriate, whether the interested transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.
The Compensation Committee has considered and adopted standing pre-approvals under the policy for certain limited transactions with related parties that meet specific criteria. Pre-approved transactions are limited to:
•	Employment compensation of executive officers of the Company, if the compensation is required to be reported in the Company’s proxy statement or would have been required to be reported in the Company’s proxy statement if the executive officer was a “named executive officer”, and the Company’s Compensation Committee approved (or recommended that the Board approve) such compensation;

•	Any director compensation if the compensation is required to be reported in the Company’s proxy statement; and

•	Any transaction where the related person’s interest arises solely from the ownership of the Company’s common stock and all holders of the Company’s common stock received the same benefit on a pro rata basis (e.g. dividends).
Item 14. PRINCIPAL AUDITOR FEES AND SERVICES
Audit and Non-Audit Fees
The following is a description of the fees billed by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) for the fiscal year ended December 31, 2006 and billed by Grant Thornton LLP (“Grant Thornton”) for the fiscal year ended December 31, 2005:
Audit Fees
SLGG billed the Company an aggregate of $193,606 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the year ended December 31, 2006 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006. Grant Thornton billed the Company an aggregate of $345,227 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the year ended December 31, 2005, the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005 and the issuance of consents for registration statements. In addition, the Company was billed $22,680 by Grant Thornton in 2007 for the issuance of a consent with the Form 10-K for the year ended December 31, 2006.
Audit-Related Fees
There were no fees for audit-related services billed by SLGG in 2006 or by Grant Thornton in 2005.
Tax Fees
There were no fees for tax services billed by SLGG, including tax compliance and tax consultation, in 2006. Fees for tax services billed by Grant Thornton, including tax compliance and tax consultation, totaled $47,196 in 2005. The Audit Committee has considered these tax services and has concluded that the provision of these services was compatible with maintaining the principal accountant’s independence.
All Other Fees
There were no billings from SLGG for 2006 for other products or services. There were no billings from Grant Thornton for 2005 for other products or services.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee is required to pre-approve all audit and permissible non-audit services provided by the independent auditors in order to assure that the provision of such services does not impair the auditor’s independence. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other non-audit services not otherwise prohibited. Under this policy, unless a type of service to be provided by the auditor has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any pre-approved services exceeding pre-approved cost levels also will require specific pre-approval by the Audit Committee. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.
Under this policy, general pre-approval may be given for work associated with registration statements under the Securities Act of 1933 (for example, consents); due-diligence work for potential acquisitions or disposals; attest services not required by statute or regulation; adoption of new accounting pronouncements or auditing and disclosure requirements and accounting or regulatory consultations; internal control reviews and assistance with internal control reporting requirements; review of information systems security and controls; tax compliance, tax planning and related tax services (excluding any tax service prohibited by regulatory or other oversight authorities; expatriate and other individual tax services); and assistance and consultation on questions raised by regulatory agencies. For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair the independent auditor’s independence.
PART IV
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(3) Exhibits.
     The Exhibits listed in the accompanying Exhibit Index are filed as part of this Form 10-K.

SIGNATURES
Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

Date: April 30, 2007	By:	/s/ C. Neil Beer Chief Executive Officer
	By:	/s/ I. Michael Sweatman Chief Financial Officer

Index to Exhibits

Exhibit
No.	Description

3.1	Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 8, 2005 (Incorporated by reference to Exhibit 3.8 filed with the Company’s Form 8-K filed December 13, 2005).

3.2	Bylaws and amendments thereto (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-32446) filed on December 5, 1989 and amended on January 30, 1990, March 30, 1990 and April 23, 1990, which Registration Statement became effective May 11, 1990.)

3.3	Amendment to Bylaws adopted June 25, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2000).

4.1	Form of Common Stock Certificate (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-47390) filed on April 22, 1992 and amended November 23, 1992, January 11, 1993, January 27, 1993, February 9, 1993, February 11, 1993, February 12, 1993 and declared effective on February 16, 1993).

4.2	Rights Agreement, dated as of February 12, 1999 between the Company and American Securities Trust & Transfer, Inc., including the Certificate of Designations, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively (Incorporated by reference to the exhibit filed with the Company’s Form 8-A filed March 8, 1999).

4.3(+)	Form of Stock Option Agreement between the Company and the employees listed on attached schedule (Incorporated by reference to Exhibit 4.3 filed with the Company’s Form 10-K for the year ended December 31, 2002).

4.4(+)	Stock Option Agreement, dated October 14, 2002, between the Company and Ronald A. Walrod (Incorporated by reference to Exhibit 4.4 filed with the Company’s Form 10-K for the year ended December 31, 2002).

4.5	Common Stock Purchase Warrant for 300,000 shares dated March 14, 2003 issued to Laurus Master Fund, Ltd (“Laurus”) in connection with the issuance of Series A Preferred Stock and Series B Preferred Stock (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed March 17, 2003).

4.6	Common Stock Purchase Warrant for 400,000 shares dated March 21, 2003 issued to Laurus in connection with $3 million receivables financing facility (Incorporated by reference to Exhibit 4.8 filed with the Company’s Form 10-K for the year ended December 31, 2002).

4.7	Amendment, dated April 28, 2003, between Laurus Master Fund, Ltd. and the Company (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 8-K filed May 1, 2003).

4.8	Common Stock Purchase Warrant for 150,000 shares dated September 30, 2003 issued to Laurus in connection with the issuance of Series C Preferred Stock (Incorporated by reference to Exhibit 4.11 filed with the Company’s Form S-3 filed November 5, 2003).

4.9	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series F Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 4.14 filed with the Company’s Form S-3 filed February 9, 2004).

4.10	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series G Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 4.15 filed with the Company’s Form S-3 filed February 9, 2004).

4.11	Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series H Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 4.16. filed with the Company’s Form S-3 filed February 9, 2004).

Exhibit
No.	Description

4.12	Common Stock Purchase Warrant for 200,000 shares dated December 17, 2003 issued to Laurus in connection with the issuance of Series D Preferred Stock (Incorporated by reference to Exhibit 4.12 filed with the Company’s Form S-3 filed January 16, 2004).

4.13	Common Stock Purchase Warrant for 90,000 shares dated January 7, 2004 issued to Laurus in connection with the issuance of Series E Preferred Stock (Incorporated by reference to Exhibit 4.13 filed with the Company’s Form S-3 filed January 16, 2004).

4.14	Common Stock Purchase Warrant for 100,000 shares dated January 7, 2004 issued to Laurus in connection with the amendment of the Convertible Notes (Incorporated by reference to Exhibit 4.14 filed with the Company’s Form S-3 filed January 16, 2004).

4.15	Common Stock Purchase Warrant for 50,000 shares dated February 5, 2004 issued to Laurus in connection with the issuance of Series F Preferred Stock (Incorporated by reference to Exhibit 4.17 filed with the Company’s Form S-3 filed February 9, 2004).

4.16	Common Stock Purchase Warrant for 50,000 shares dated February 5, 2004 issued to Laurus in connection with the issuance of Series G Preferred Stock (Incorporated by reference to Exhibit 4.18 filed with the Company’s Form S-3 filed February 9, 2004).

4.17	Common Stock Purchase Warrant for 100,000 shares dated February 5, 2004 issued to Laurus in connection with the issuance of Series H Preferred Stock (Incorporated by reference to Exhibit 4.19 filed with the Company’s Form S-3 filed February 9, 2004).

4.18	Form of Warrant, dated as of January 25, 2005, issued to the assignees of PointSource Technologies, LLC (Incorporated by reference to Exhibit 4.3 filed with the Company’s Form S-3 filed February 9, 2005).

4.19	Form of Warrant, dated February 1, 2005, issued to Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus Master Fund, Ltd (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed February 7, 2005).

4.20	Form of Warrant issued to affiliates of Source Capital Group, Inc. (Incorporated by reference to Exhibit 4.6 filed with the Company’s Form S-3 filed February 9, 2005).

4.21	Common Stock Purchase Warrant for 50,000 shares dated July 1, 2005 issued to Dian Griesel, President of The Investor Relations Group, as compensation for investor and public relations services (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.22	Common Stock Purchase Warrant for 375,000 shares dated December 22, 2005 issued to Laurus in connection with the cancellation of Series E Convertible Preferred Stock (Incorporated by reference to Exhibit 4.22 filed with the Company’s Form 10-K for the year ended December 31, 2005).

4.23	Form of Warrant dated December 28, 2005 and January 4, 2006 issued to Nite Capital LP, Cranshire Capital, L.P., Whalehaven Capital Fund Limited, Iroquois Master Fund, Ltd., Hudson Bay Fund, L.P., Jeffrey Benton, Capital Ventures International, Double U Master Fund LP, Monarch Capital Fund Ltd, Ronald A. Durando, Gustave T. Dotoli, CGA Resources, LLC, Smithfield Fiduciary, LLC and Portside Growth & Opportunity Fund (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed January 4, 2006).

10.1(+)	The Company’s 1991 Stock Option Plan, as amended (Incorporated by reference to Exhibit 10. filed with the Company’s Proxy Statement for the 1996 Annual Meeting of Shareholders).

10.2(+)	The Company’s Amended and Restated 1999 Stock Option Plan (Incorporated by reference to Exhibit 10. filed with the Company’s Proxy Statement for the 2002 Annual Meeting of Shareholders).

10.3(+)	Agreement dated September 16, 2002 between the Company and John S. Martinez (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2002).

10.4(+)	Employment Agreement between the Company and Ronald A. Walrod, dated October 14, 2002 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed October 15, 2002).

10.5	Purchase and Security Agreement dated March 21, 2003 between the Company, JMAR Research, Inc., JMAR/SAL NanoLithography, Inc., JSI Microelectronics, Inc. and JMAR Precision Systems, Inc., and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-K for the year ended December 31, 2002)

Exhibit
No.	Description

10.6	Secured Promissory Note, dated July 18, 2003, executed by Chandu Vanjani in favor of the Company in the principal amount of $150,000 (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed July 31, 2003).

10.7	Secured Promissory Note, dated July 18, 2003, executed by Veena Kaul in favor of the Company in the principal amount of $100,000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed July 31, 2003).

10.89(+)	Form of Indemnification Agreement entered into between the Company and each of the members of its Board of Directors (Incorporated by reference to Exhibit 10.9 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.9(+)	Form of Indemnification Agreement entered into between the Company and each of its executive officers (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.10	Securities Purchase Agreement, dated as of January 25, 2005, between the Company and PointSource Technologies, LLC, related to entry into License Agreement (Incorporated by reference to Exhibit 4.4 filed with the Company’s Form S-3 filed February 9, 2005).

10.11	Patent and Technology License Agreement, dated January 25, 2005, between PointSource Technologies, LLC and the Company (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.12	Registration Rights Agreement, dated as of January 25, 2005, between the Company and PointSource Technologies, LLC. (Incorporated by reference to Exhibit 4.8 filed with the Company’s Form S-3 filed February 9, 2005).

10.13	Securities Purchase Agreement, dated February 1, 2005, among the Company and Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus Master Fund, Ltd. related to a $4 million financing (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed February 7, 2005).

10.14	Registration Rights Agreement, dated February 1, 2005, among the Company and Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed February 7, 2005).

10.15	Amendments to Certificates of Designations of Series E, F, G and H Convertible Preferred Stock, each dated February 1, 2005, between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed February 7, 2005).

10.16	Technology Transfer and License Agreement, dated February 21, 2005, between JMAR Technologies, Inc. and Gregory Quist and David Drake doing business as The LXT Group (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed February 25, 2005).

10.17	Consulting Agreement for Technical and Other Services, effective as of January 31, 2005 (but executed on February 21, 2005), between JMAR Technologies, Inc. and The LXT Group (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed February 25, 2005).

10.18	Agreement, dated March 18, 2003, between the Company and FemtoTrace, Inc. (Incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-K for the year ended December 31, 2004).

Exhibit
No.	Description

10.19	Amendment to Solicitation/Modification of Contract, effective February 11, 2005, issued by U.S. Army RDECOM Acquisition Center (Incorporated by reference to Exhibit 10.23 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.20	Technology Test and Contingent Purchase Agreement for BioSentry, dated April 13, 2005, between JMAR Technologies, Inc. and Kimpen, S.A. de C.V. (Incorporated by reference to Exhibit 10.1 filed with the Company Form 10-Q for the quarter ended March 31, 2005)

10.21	Amendment of Solicitation/Modification of contract, dated June 28, 2005, between Naval Air Warfare Center AD and JMAR Technologies, Inc. Systems Division (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.22	Purchase Orders, dated June 28, 2005 and July 27, 2005, between FemtoTrace, Inc. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.23	Standard Industrial Net Lease, dated July 1, 2005, between Collins-Tech R.B. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.24	Third Amendment to McClellan Park Standard Form Gross Lease Agreement, dated July 7, 2005, between MP Holdings, LLC and JMAR Technologies, Inc.’s Microelectronics Division (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.25	Certificates of Amendment of Designations of Series E, F, G and H Convertible Preferred Stock, each dated October 20, 2005, between Laurus Master Fund, Ltd. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.26	Phase I SBIR Grant, dated November 8, 2005, between the U.S. Army and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10-K for the year ended December 31, 2005).

10.27	Purchase Order, dated November 16, 2005, between Kimpen, S.A. de C.V. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-K for the year ended December 31, 2005).

10.28	Contract, dated November 29, 2005, between U.S. city and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Company’s Form 10-K for the year ended December 31, 2005).

10.29	Securities Purchase Agreement, dated December 22, 2005, between Laurus Master Fund, Ltd. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10-K for the year ended December 31, 2005).

10.30	Securities Purchase Agreements, dated December 28, 2005 and January 4, 2006, among the Company and Nite Capital LP, Cranshire Capital, L.P., Whalehaven Capital Fund Limited, Iroquois Master Fund, Ltd., Hudson Bay Fund, L.P., Jeffrey Benton, Capital Ventures International, Double U Master Fund LP, Monarch Capital Fund Ltd, Ronald A. Durando, Gustave T. Dotoli, CGA Resources, LLC, Smithfield Fiduciary, LLC and Portside Growth & Opportunity Fund (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K/A filed January 10, 2006).

10.31	Registration Rights Agreements, dated December 28, 2005 and January 4, 2006, among the Company and Nite Capital LP, Cranshire Capital, L.P., Whalehaven Capital Fund Limited, Iroquois Master Fund, Ltd., Hudson Bay Fund, L.P., Jeffrey Benton, Capital Ventures International, Double U Master Fund LP, Monarch Capital Fund Ltd, Ronald A. Durando, Gustave T. Dotoli, CGA Resources, LLC, Smithfield Fiduciary, LLC and Portside Growth & Opportunity Fund (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed January 4, 2006).

14.1	Code of Business Conduct and Ethics for all employees and directors (Incorporated by reference to Exhibit 14.1 filed with the Company’s Form 10-K for the year ended December 31, 2003).

14.2	Code of Ethics for CEO, General Managers and Senior Financial Officers (Incorporated by reference to Exhibit 14.2 filed with the Company’s Form 10-K for the year ended December 31, 2003).

Exhibit
No.	Description

21.1	Subsidiaries of the Company include JMAR Research, Inc. (a California corporation), JSI Microelectronics, Inc. (a California corporation) and JMAR/SAL NanoLithography, Inc. (a California corporation).

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP).

23.2	Consent of Independent Registered Public Accounting Firm – Singer Lewak Greenbaum & Goldstein LLP (previously filed).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+)	These contracts are management compensation contracts required to be separately identified pursuant to Item 15 (a) of Form 10-K.