Form 10-Q
period 2007-03-31
JMAR TECHNOLOGIES INC
filed 2007-05-23
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 14, 2007).
Common Stock, $.01 par value: 43,531,045 shares

INDEX

		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – March 31, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (unaudited) – Three months ended March 31, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited) – Three months ended March 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	N/A

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Exhibits	27
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I – FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$149,498	$696,546
Accounts receivable	281,842	1,223,985
Inventories	504,320	519,400
Net current assets of discontinued operations	45,744	45,963
Prepaid expenses and other	96,734	255,147

Total current assets	1,078,138	2,741,041
Property and equipment, net	939,819	1,027,239
Intangible assets, net	1,780,225	1,759,454
Other assets	325,177	443,082

TOTAL ASSETS	$4,123,359	$5,970,816

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$1,412,440	$1,054,558
Accrued liabilities	903,599	618,794
Accrued payroll and related costs	249,565	451,912
Billings in excess of costs incurred	452,511	1,418,372
Working capital line of credit, net	684,388	1,059,355
Current portion of notes payable and other liabilities, net	214,338	207,710
Net current liabilities of discontinued operations	538,636	538,636
Deferred rent	49,429	49,429

Total current liabilities	4,504,906	5,398,766

Notes payable and other long-term liabilities, net of current portion	368,869	413,694
Notes payable and other long-term liabilities of discontinued operations, net of current portion	89,208	89,209
Redeemable convertible preferred stock, 785,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006, net of unamortized discount of $844,315 and $2,440,473, respectively	5,558,522	5,409,527
Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized; 785,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006 included in redeemable convertible preferred stock above	—	—
Common stock, $.01 par value; 150,000,000 shares authorized; 42,177,004 shares issued and outstanding as of March 31, 2007 and 39,535,615 shares issued and outstanding as of December 31, 2006	421,687	395,356
Additional-paid in capital	84,580,168	84,077,547
Accumulated deficit	(91,400,001)	(89,813,283)

Total stockholders’ (deficit) equity	(6,398,146)	(5,340,380)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,123,359	$5,970,816

The accompanying notes to these consolidated financial statements are an integral part of these consolidated balance sheets.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Revenues	$1,112,334	$1,217,525
Costs of revenues	850,044	1,091,728

Gross profit	262,290	125,797

Operating expenses:
Selling, general and administrative	987,129	1,404,646
Research and development	311,322	894,419

Total operating expenses	1,298,451	2,299,065

Loss from operations	(1,036,161	(2,173,268)
Interest and other income	18,530	34,037
Interest and other expense	258,187	56,905

Loss from continuing operations	(1,275,818)	(2,196,136)
Loss from operations of discontinued operations	—	64,101

Net loss	(1,275,818)	(2,260,237)
Deemed preferred stock dividends	(310,901)	(348,947)

Loss applicable to common stock	$(1,586,719)	$(2,609,184)

Basic and diluted loss per share:
Loss per share from continuing operations	$(0.04)	$(0.07)
Loss per share from discontinued operations	—	—

Basic and diluted loss per share applicable to common stock	$(0.04)	$(0.07)

Shares used in computation of basic and diluted loss per share	40,729,287	39,285,564

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(1,275,818)	$(2,260,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and debt discount	170,731	117,342
Stock based compensation expense	59,817	114,605
Services received in exchange for common stock or warrants	29,275	—
Asset write-downs	125,000	14,077
Change in assets and liabilities:
Accounts receivable	942,140	(279,380)
Inventories	15,080	(59,926)
Prepaid expenses and other	139,586	(231,443)
Billings in excess of costs incurred	(697,688)	130,199
Accounts payable and accrued liabilities	27,786	(232,906)
Changes in net assets and liabilities of discontinued operations	219	(26,238)

Net cash used in operating activities	(463,872)	(2,713,907)

Cash flows from investing activities:
Capital expenditures of continuing operations	(8,292)	(26,940)
Capital expenditures of discontinued operations	—	(4,056)
Additions of intangible assets and other assets of continuing operations	(23,168)	(4,129)

Net cash used in investing activities	(31,460)	(35,125)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	384,182	1,357,281
Cash payments of preferred stock dividends	—	(147,737)
Cash received on notes receivable	11,687
Net (payments) borrowings under line of credit	(447,585)	7,088

Net cash provided by financing activities	(51,716)	1,216,632

Net increase (decrease) in cash and cash equivalents	(547,048)	(1,532,400)
Cash and cash equivalents, beginning of period	696,546	5,490,789

Cash and cash equivalents, end of period	$149,498	$3,958,389

Cash paid for interest	$58,086	$7,934

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY: During the three months ended March 31, 2006, the Company recorded a discount of $2,210,031 representing the difference between the fair value of the Convertible Preferred Stock and warrants immediately prior to and after the March 28, 2006 amendment, respectively (see Note 9). Also, during the three months ended March 31, 2006, the Company recorded a discount of $471,926 representing the fair value of warrants issued in connection with the 2006 Working Capital Line (see Note 8).
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(1) Basis of Presentation and Financial Condition
     The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     JMAR is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government. JMAR’s BioSentry™ product is a contamination warning system for waterborne microorganisms. BioSentry uses laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms. JMAR’s pursuit of cutting-edge products includes its BriteLight™ laser, a stand-alone product as well as the X-ray Light Source in nanolithography systems, and the X-ray Nano Probe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs key strategic alliances for the prototyping and production of an organic chemical sensor and a nanoparticle ultra-thin coating system.
     The accompanying consolidated financial statements as of and for the three months ended March 31, 2007 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. Amounts related to disclosures of December 31, 2006 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.
     The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $1,275,818, $13,106,681 and $8,032,803 for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005, respectively, and losses are expected for the foreseeable future. In addition, excluding discontinued operations, our revenues declined to $4,857,092 from $5,764,252 for the years ended December 31, 2006 and 2005, respectively. We had negative operating cash flow for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005 of $463,872, $6,595,411 and $4,806,376, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. If the Company’s new products do not result in significant commercial sales, we will need to raise additional funds in order to continue our product development and sales and marketing activities and for other working capital needs. The Company completed a $750,000 debt financing. Management believes that the Company will have adequate resources to fund working capital requirements and product development through June 30, 2007. Management is engaged in several initiatives to secure financing beyond June 30, 2007.
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
(2) Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The adoption of FIN 48 did not have a material impact on its financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS  158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other nonowner changes in equity. We do not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB No. 108.

     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.
(3) Stock-Based Compensation Plans
     The Company has six stock-based compensation plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are the only shareholder-approved stock plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees.
     Effective January 1, 2006, the Company adopted SFAS 123(R), using the modified prospective transition method. Included in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 is a compensation charge of $64,718 and $114,605, respectively, related to the adoption of SFAS 123(R). Of these amounts, $55,992 and $107,445 is included in “selling, general and administrative” for 2007 and 2006, respectively, and $8,726 and $7,160 is included in “research and development” for 2007 and 2006, respectively, in the accompanying Consolidated Statements of Operations. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.
     The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 2006: risk-free interest rate of approximately 4.53 percent in 2006 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years based upon the historical life of options. For grants in 2006, the expected volatility used was 88 to 100 percent, respectively, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2006 were 4.1 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.
     A summary of option activity under all of the above plans as of March 31, 2007 and 2006, and changes during the three months then ended is presented in the table below:

	2007				2006
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value	Shares	Price	Life	Value
Outstanding at beginning of period	2,329,054	$2.71	5.1 years		3,162,610	$2.11
Granted	0				44,095	$1.16
Exercised	0				(65,700)	$1.09
Forfeited	(1,062,552)	$2.96			(36,666)	$1.85

Outstanding at end of year	1,266,502	$1.78	6.5 years	$–	3,104,339	$2.12	5.2 years	$—

Vested and expected to vest	1,244,960	$1.80	6.7 years	$–	3,069,990	$2.13	5.3 years	$—

Exercisable at end of period	782,836	$2.33	5.0 years	$–	2,386,689	$2.34	4.6 years	$—

     A summary of the status of the Company’s non vested options at March 31, 2007 and 2006, and changes during the three months ended March 31, 2007 and 2006, is presented below:

	2007		2006
		Weighted-		Weighted-
		average grant-		average grant-
	Shares	date fair value	Shares	date fair value
Nonvested at beginning of period	623,762	$1.02	815,657	$1.21
Granted	0	$–	44,095	$1.16
Vested	(36,667)	$1.41	(145,914)	$1.18
Forfeited	(103,429)	$1.70	(18,333)	$1.01

Non-vested at end of period	483,666	$0.91	695,505	$1.20

     The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 and 2006 was $ -0- and $33,143, respectively. There were no options exercised in the three months ended March 31, 2007. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $5,749. There was no cash received from options exercised for the three months ended March 31, 2006 as options exercised were done on a “cashless” basis as the Company received shares of Company stock as payment of the exercise price. The stock based compensation unrecognized expense for future periods as of March 31, 2007 is approximately $132,338 with a weighted average remaining vesting period of .95 years.
(4) Accounts Receivable
     At March 31, 2007 and December 31, 2006, accounts receivable consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Billed	$686,114	$1,402,953
Unbilled	23,795	249,099

	709,909	1,652,052
Less-allowance for doubtful accounts	(428,067)	(428,067)

	$281,842	$1,223,985

     All unbilled receivables at March 31, 2007 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at March 31, 2007 relates to the normal billing cycle and timing of billings. The allowance for doubtful accounts relates to accounts receivable from FemtoTrace, Inc.
(5) Inventories
     Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2007 and December 31, 2006, inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Raw materials, components and sub-assemblies	$126,364	$136,811
Work-in-process	174	174
Finished goods	388,050	392,683

	514,588	529,668
Less-reserve for excess and obsolete inventory	(10,268)	(10,268)

	$504,320	$519,400

(6) Property and Equipment
     At March 31, 2007 and December 31, 2006, property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Equipment and machinery	$2,633,368	$2,641,660
Software	599,752	599,752
Furniture and fixtures	280,229	280,229
Leasehold improvements	652,401	652,401

	4,165,750	4,174,042
Less-accumulated depreciation	(3,225,931)	(3,146,803)

	$939,819	$1,027,239

     Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlord. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $275,976, $226,547 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet as of March 31, 2007.
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
     Vermont Operations – Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving nanolithography and serves as JMAR’s manufacturing arm, carrying out the manufacturing engineering, production, integration and test of JMAR’s new products. The Vermont Operations also applies its program management, engineering and manufacturing expertise to the contract development and production of new products using the customer’s technology. The Vermont Operations also performs funded contract research and development for DARPA and NAVAIR. During the three months ended March 31, 2007 and 2006, the Research Division/Vermont Operations segment accounted for approximately 96% and 99%, respectively, of the Company’s revenues.
Sensor Products Group
     This segment’s first product is the BioSentryTM sensor, a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. During the three months ended March 31, 2006, this segment accounted for 4% and 1%, respectively, of the Company’s revenues.
     The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2006. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).
     Segment information for the three months ended March 31, 2007 and 2006 is as follows (excluding discontinued operations):

			Sensor
	Research	Vermont	Products
	Division	Operations	Group	Corporate	Total
2007:
Revenues	$100,714	$969,102	$42,518	$—	$1,112,334
Operating loss	303,337	136,402	661,789	65,367	1,036,161
Total assets	846,154	478,335	1,672,824	1,126,046	4,123,359
Capital expenditures	-0-	- 0 -	- 0 -	- 0 -	- 0 -
Depreciation & amortization	20,051	6,645	10,759	80,528	117,983

2006:
Revenues	512,203	691,921	13,401	—	1,217,525
Operating loss	631,854	284,210	923,439	333,765	2,173,268
Total assets	1,386,472	5,515,016	1,859,743	5,726,385	14,487,616
Goodwill	—	4,415,932	—	—	4,415,932
Capital expenditures	—	1,242	9,945	15,753	26,940
Depreciation & amortization	24,633	7,215	5,729	79,765	117,342

     Sales to the United States Government totaled $1,043,643 and $1,083,768 for the three months ended March 31, 2007 and 2006, respectively.
(8) Line of Credit and Notes Payable
     In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (2003 Working Capital Line) with Laurus Master Fund (Laurus). The term of the 2003 Working Capital Line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line) (see below). The 2003 Working Capital Line allowed the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula were allowed, however, with the consent of Laurus. Laurus could convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock was in excess of the Conversion Price. The Company could convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averaged 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the 2003 Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the 2003 Working Capital Line had been converted, at which time the Company granted additional warrants for the purchase of 100,000 shares of its common stock.
     On March 28, 2006, the Company and Laurus replaced the 2003 Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25 percent at March 31, 2007) plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of March 31, 2007 there was $974,843 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.
     In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase up to 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 458,181 warrants vested in March 2007 based on the average borrowings under the 2006 Working Capital Line. Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the 458,181 warrants based on the Black Scholes pricing model using the following assumptions: risk–free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants.
      The 2006 Working Capital Line contains various financial covenants that are evaluated on an annual basis.
(9) Equity Transactions
   a. Sales of Common Stock and Warrants
     In the three months ended March 31, 2007, JMAR entered into Securities Purchase Agreements and completed the sale of $386,682 of the Company’s common stock to Laurus. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,254,467 shares of common stock.
   b. Issuances of Common Stock and Warrants for Services
     During the three months ended March 31, 2007 and 2006, the Company issued 108,083 and 0 shares of common stock, respectively, for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.

(10) Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three months ended March 31, 2007 and 2006, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of March 31, 2007 and 2006, the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 15,527,277 and 16,629,277, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.
(11) Discontinued Operations
     There was no significant activity in discontinued operations since December 31, 2006.
     At March 31, 2007 and December 31, 2006, net assets and liabilities of the Microelectronics Division consisted of the following:

	March 31, 2007	December 31, 2006
Current Assets:
Cash	$0	$1,897
Accounts receivable	0	44,066

	$0	$45,963

Current Liabilities:
Lease accrual/deferred rent	$0	$233,190
Accounts payable	0	272,645
Accrued liabilities	0	32,801

	$0	$538,636

Non-Current Liabilities:
Lease accrual/deferred rent	$0	$89,209

     The loss from operations of discontinued operations for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2007	2006
Revenues	$—	$1,683,874
Costs of revenues		1,462,330

Gross profit (loss)		221,544

Selling, general and administrative		124,856
Research and development		106,261
Asset writedowns		49,722
Lease reserves		—
Interest and other expense		4,806

Loss from operations of discontinued operations	$—	$64,101

(12) Commitments and Contingencies
     In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank (Comerica) issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica fell below $1 million at the end of any quarter, Comerica required that Company set aside the amount of the letter of credit. Although the Company’s cash has been less than $1 million since December 31, 2006, the Company has not yet pledged $128,645 of its cash to Comerica. Comerica has orally agreed to accept a pledge of $39,322 immediately and another $39,322 in September 2007 shortly before the amount of the required letter of credit reduces to $78,645.
     On February 16, 2007, the Board of Directors approved an increase of authorized shares of common stock from 80,000,000 shares authorized to 150,000,000.

(13) Subsequent Events
     On April 13, 2007 the Company and Laurus entered into an agreement (“Agreement”) which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock. The terms of this transaction provide for the following: 1) the Note accrues interest at the rate of the prime rate plus 2%, with interest payable monthly in arrears commencing on May 1, 2007, 2) the principal and all unpaid interest is due on April 13, 2008, 3) $250,000 of the loan proceeds are to be held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Agreement and Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a covenant by Laurus not to sell the shares issuable under the Warrant for a one year period following the issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus.
     On April 25, 2007, the Company and Laurus entered into a Securities Exchange Agreement that provided for the issuance by the Company to Laurus of a total of 1,500,000 shares of Common Stock (the “Shares”) in exchange for and in cancellation of i) $194,754 of stated value of Series G Preferred Stock held by Laurus, and ii) $18,996 of stated value of Series I Preferred Stock. Following this exchange, Laurus owns a total of $1,255,656 of stated value of Series G Preferred Stock and $6,374,984 of stated value of Series I Preferred Stock. As a result of the payment of the Shares, a total of $213,750 will be applied to pay the monthly redemption payments owing under the Preferred Stock in chronological order as follows: (i) the entire monthly redemption amounts ($27,822 per month) owing under the Series G Preferred Stock for the months of February through August, 2007 (for a total of $194,754) and (ii) $18,996 of the redemption amount owing under the Series I Preferred Stock for the month of August 2007.
      Sale of XRM Assets. In May 2007, the Company finalized the sale of the XRM product to Gatan. Among other provisions, under the agreement JMAR received an initial payment of $100,000 and reimbursement of up to $50,000 in costs and will receive an additional payment of $500,000 once the XRM is operational at the acquirer’s facility, expected to be in May 2007, another $100,000 upon satisfaction of certain performance criteria and a four year royalty based on the sale of XRM units by the other party. JMAR was also appointed exclusive laser supplier to the other party for the same four year period.

Item 2.
Overview
     JMAR Technologies, Inc. is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government. JMAR’s BioSentryTM product is a contamination warning system for waterborne microorganisms. BioSentry uses laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms. JMAR’s pursuit of cutting-edge products includes its BriteLightTM laser, a stand-alone product as well as the x-ray light source in nanolithography systems; and the x-ray nano probe for enabling nano-scale interaction, analysis and materials modification. In addition, JMAR employs key strategic alliances for the prototyping and production of an organic chemical sensor and a nanoparticle ultra-thin coating system.
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
     The Company has developed and is marketing and selling its BioSentry sensor for continuous, on-line, real-time monitoring of drinking water for the presence of microorganisms. JMAR has received a number of orders for a small number of units from commercial and government customers, including a beverage company, a cruise line and several water utility, municipal and federal agencies. Additional resources for further product development, marketing and distribution are necessary in order to take advantage of the potential markets for the BioSentry. If the Company is unsuccessful in the next several months in selling significant units, obtaining additional financing or obtaining the support of strategic or financial partners, it will need to consider curtailing its support of the BioSentry business area.

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
Results of Operations
     Revenues. Total revenues for the three months ended March 31, 2007 and 2006 were $1,112,334 and $1,217,525, respectively, the majority of which were contract revenues. Revenues for the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Research Division	$100,714	$512,203
Vermont Operations	969,102	691,921
Sensor Products Group	42,518	13,401

	$1,112,334	$1,217,525

     The decrease in revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily attributable to lower sales from the Research Division.
     Losses. The net loss for the three months ended March 31, 2007 and 2006 was $(1,275,818) and $(2,260,237), respectively. The loss from continuing operations for those same periods was $(1,275,818) and $(2,196,136), respectively, while the loss from operations for those same periods was $(1,036,161) and $(2,173,268), respectively. Included in the net loss for the three months ended March 31, 2007 and 2006 are costs invested in product development (see further discussion below) of $320,048 and $894,419, respectively.
     Gross Margins. Gross margins for the three months ended March 31, 2007 and 2006 were 23.6% and 10.3%, respectively. The increase in the gross margin for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is primarily due to aggressive cost cutting of overhead expenses and additional costs incurred in 2006 related to the READ product due to delays in the completion of the Alpha and Beta units. The Company believes that it can maintain current margins as prior period margins due to circumstances surrounding the READ project.
     Selling, General and Administrative (SG&A). SG&A expenses for the three months ended March 31, 2007 and 2006 were $987,129 and $1,404,646, respectively. The decrease in SG&A expenses for the three months ended March 31, 2007 compared to 2006 was primarily attributable to lower expenses due to overall cost reductions, which includes reduced number of employees and other cost reductions.

     Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•	Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $631,707 and $791,968 for the three months ended March 31, 2007 and 2006, respectively. The $942,929 in customer-funded RD&E expenditures for the three months ended March 31, 2007 primarily consists of materials and support costs associated with the fulfillment of the NAVAIR Contract.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $942,929 and $894,419 for the three months ended March 31, 2007 and 2006, respectively.
     Total RD&E expenditures for the three month periods were $942,929 and $1,686,387 for 2007 and 2006, respectively. Total RD&E expenditures as a percentage of revenues were 84.8% and 138.5% for the three months ended March 31, 2007 and 2006, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts. The main cost reduction relates to the decrease in employee headcount and the related employee costs.
     Interest and Other Income. Interest and other income for the three months ended March 31, 2007 and 2006 was $18,530 and $34,037, respectively. The $18,530 represents interest and realized gains from a note that had been previously discounted due to potential risk of non payment of the note.
     Interest and Other Expense. Interest and other expense for the three months ended March 31, 2007 and 2006 was $258,187 and $56,905, respectively. Interest expense is higher in 2007 due to the utilization of the Company’s Working Capital Line and increase in the interest rate on the Working Capital Line. Included in Other Expense is a charge of $125,000. This charge represents a note receivable that was to be satisfied through an earn out of royalties. The term of the earn out terminates in June 2007 and there are no orders in the backlog to offset the amount of the note receivable. Per the terms of the note, JMAR could only collect on the note via royalties incurred for various product sales. Accordingly, the note was written off. Management believes that this write-off in the current period is appropriate, as expected revenue based on the Company’s backlog were not finalized and do not expect to be finalized.
     Discontinued Operations. The loss from operations of discontinued operations is related to the Microelectronics Division. Until mid-2006, a major source of revenue for the Company was the subcontract between JMAR’s Microelectronics Division (operated by JSI Microelectronics, Inc., a subsidiary of JMAR) and the General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the former McClellan Air Force Base in Sacramento for the DMEA (GDAIS Contract). This work, which started in 1998, resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004, $2.3 million in letter contracts in 2005 and the final approximately $1.9 million against a $4.2 million contract finalized in February 2006. In March 2006, GDAIS informed the Company that DMEA desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. All work under the GDAIS Contract was substantially completed in 2006. Accordingly, the Company has reflected the Microelectronics Division as a discontinued operation for all periods included in this Form 10-Q.
     Preferred Stock Dividends. Included in the loss applicable to common stockholders in the Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 are preferred stock dividends of $310,901 and $348,947, respectively. The preferred stock dividend amounts for the three months ended March 31, 2007 and 2006 consist of $- 0 — and $145,715, respectively, of preferred stock dividends paid or payable in cash and $310,901 and $203,232, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments. See Liquidity and Financial Condition for discussion of amendments.
Liquidity and Financial Condition
     General. Cash and cash equivalents at March 31, 2007 was $149,498. For the last several years, we have funded our operations primarily from the sale of preferred and common stock. Additionally, during 2007, the Company has funded its operations with its Working Capital Line. The decrease in cash and cash equivalents during the three months ended March 31, 2007 of $547,048 resulted primarily from cash used in operations of $463,872 (primarily related to operating losses), offset in part by net proceeds from issuance of common stock of $384,182.
     Working capital (deficit) as of March 31, 2007 and December 31, 2006 was $(3,426,768) and $(2,657,725), respectively. The decrease in working capital is primarily due to the Company’s losses.
     Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock redemptions and dividends; and 4) other working capital needs. The Company has determined that it will require additional financing for working capital requirements, as well as to complete or accelerate the development of some of its emerging new products. These financing efforts could include the sale of equity or debt, obtaining of funds in connection with our previously announced search for a partner or investor related to the BioSentry business, or from the sale or licensing of other products of the Company. See further discussion in footnote 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A below. With the completion of the $750,000 debt financing discussed below, management believes that the Company will have adequate resources to fund working capital requirements and product development through June 30, 2007. Management is engaged in several initiatives to secure financing beyond June 30, 2007.
     Sales of common stock. During the three months ended March 31, 2007 JMAR entered into Securities Purchase Agreements and completed the sale of $384,182 of the Company’s common stock to Laurus. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,254,467 shares of common stock. In addition, in April 2007, JMAR entered into a Securities Exchange Agreement that provided for the issuance of 1,500,000 shares of common stock in exchange for cancellation of $213,750 of outstanding preferred stock. This $213,750 is applied to offset the monthly redemption payments of the preferred stock through August 2007.
     Amendments to preferred stock on March 28, 2006, the Company issued a new Series I Convertible Preferred Stock to replace $6,393,980 of the Series F-H Convertible Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments). The 2006 Amendments have the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) are deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2008; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through August 2008. The conversion price for the $6,393,980 of the Series F-H Preferred Stock was originally $2.00, while the new $6,393,980 of Series I Preferred Stock has a conversion price of $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of the warrants exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock. The rights and privileges of the Series I Preferred Stock are the same as the Series F-H Preferred Stock, other than the conversion price and redemption payments.

     In connection with all of the financing transactions with Laurus through March 31, 2007, including the prior issuances of Series A-D Preferred Stock in 2003 and the 2003 Working Capital Line, the Company has issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants to purchase up to 458,181 shares of common stock at an exercise price of $0.01 per share. As of May 15, 2007 all of the preferred stock and warrants held by Laurus, including those discussed in “Subsequent Financing Transactions” below, is convertible or exercisable into approximately 16.0 million shares of common stock.
     If not previously converted to common stock, the outstanding amount of Series G and I Preferred Stock must be redeemed in cash (or it could be redeemed with common stock if the closing market price of the Company’s common stock is 118% of the Conversion Price or higher for the 11 trading days prior to the redemption date) at various amounts and dates (see below under “Commitments”).
     The shares of common stock issuable to Laurus under all of the preferred stock and warrants described above have been included in registration statements declared effective by the Securities and Exchange Commission, or are publicly salable under Rule 144, except for the two warrants to purchase up to 458,181 shares of common stock described above and the warrant described in “Subsequent Financing Transactions” described below.
     Working Capital Line. On March 28, 2006, the Company and Laurus replaced the 2003 Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25% at March 31, 2007) plus 2 percent. Accrued interest is payable monthly. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The calculated borrowing base under the 2006 Working Capital Line was approximately $975,000 at March 31, 2007, including $500,000 of an Overadvance. $684,388 was borrowed and outstanding at March 31, 2007. The 2006 Working Capital Line terminates in March 2008.
     JMAR’s obligations under the 2006 Working Capital Line are secured by a security interest in all of JMAR’s assets. Upon a default by JMAR under the 2006 Working Capital Line, Laurus would have the right to foreclose on the Company’s assets and sell those assets to repay the outstanding balance of the 2006 Working Capital Line and related costs. In addition, the Company’s obligations under the Preferred

Stock, including its obligatins to make dividend payments and to make regular payments in redemption of the Preferred Stock, are also secured by this blanket security interest.
     Subsequent Financing Transactions. On April 13, 2007, the Company and Laurus entered into an agreement (Agreement) which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock. The terms of this transaction provide for the following: 1) the Note accrues interest at a rate of the prime rate plus 2%, with interest payable monthly in arrears commencing on May 1, 2007, 2) the principal and all unpaid interest is due on April 13, 2008, 3) $250,000 of the loan proceeds are to be held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a covenant by Laurus not to sell the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250.
     Sale of XRM Assets. In March 2007, the Company entered into an agreement with a leading microscopy company under which JMAR sold the assets of its XRM product. Among other provisions, under the agreement JMAR received an initial payment of $100,000 and reimbursement of up to $50,000 in costs and will receive an additional payment of $500,000 once the XRM is operational at the acquirer’s facility, expected to be in May 2007, another $100,000 upon satisfaction of certain performance criteria and a four year royalty based on the sale of XRM units by the other party. JMAR was also appointed exclusive laser supplier to the other party for the same four year period.
     Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank (Comerica) issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica fell below $1 million at the end of any quarter, Comerica required that the Company set aside the amount of the letter of credit. Although the Company’s cash has been less than $1 million since December 31, 2006, the Company has not yet pledged $128,645 of its cash to Comerica. Comerica has orally agreed to accept a pledge of $39,322 immediately and another $39,322 in September 2007 shortly before the amount of the required letter of credit reduces to $78,645.
     Cash Used in Operations. Cash used in operations was $463,872 for the three months ended March 31, 2007 compared to $2,713,907 for the three months ended March 31, 2006. The loss from operations net of non-cash items (depreciation, amortization, debt discount and services received in exchange for common stock or warrants) was $1,285,888 and $2,014,213 for the three months ended March 31, 2007 and 2006, respectively. The lower use of cash related to the loss from operations net of non-cash items in 2007 is primarily due to lower SG&A and RD&E expenses in 2007 of $417,517 and $583,097, respectively, and higher gross profit in 2007 compared to 2006 of $136,493. Adversely impacting cash flow from operations in 2007 was higher interest expense of $76,282.
     Cash Used in Investing Activities. For the three months ended March 31, 2007, cash used in investing activities was $(31,460) compared to $(35,125) for the three months ended March 31, 2006. Cash used in investing activities was used primarily in the addition of intangible assets related to intellectual property.
     Cash (Used) and Provided by Financing Activities. For the three months ended March 31, 2007, cash (used) and provided by financing activities was $(51,716) compared to $1,216,632 for the three months ended March 31, 2006. Net proceeds from the sale of common stock were $384,182 and $1,357,281 in 2007 and 2006, respectively. Cash payments of preferred stock dividends were $0 for the three months ended March 31, 2007, and $147,737 for 2006. Net (repayments) and borrowings on the line of credit were $(447,585) for the three months ended March 31, 2007, and $7,088 in 2006.

Commitments
     Future minimum annual commitments under contractual obligations and deferred compensation as of March 31, 2007 are as follows (2007 is for nine months) (unaudited):

	2007	2008	2009	2010	2011	Thereafter	Total
Leases	$537,039	$530,495	$373,797	$371,233	$384,494	$331,020	$2,528,079
Deferred compensation	218,443	185,955	56,003	—	—	—	460,401

	$755,482	$716,450	$429,800	$371,233	$384,494	$331,020	$2,988,480

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
Preferred Stock Redemption Obligations
     Excluded from the above table are redemption obligations under Series G and I Preferred Stock. If not previously converted, the Series G and I Preferred Stock must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at March	Scheduled Redemptions
Description	31, 2007	2007	2008	Total
Series G Preferred	$1,456,020	$306,042	$1,149,978	$1,456,020
Series I Preferred	$6,393,980	610,890	5,783,090	6,393,980

		$916,932	$6,933,068	$7,850,000

Line of Credit
     On March 28, 2006, the Company and Laurus entered into a new Working Capital Line (2006 Working Capital Line). The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in March 2008. As of March 31, 2007 there was $684,388 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance, all of which is included in current liabilities on the accompanying Consolidated Balance Sheet and which is excluded from the above table.
License Agreements
     In January 2005, JMAR and PointSource Technologies, LLC (PointSource) entered into a License Agreement granting the Company an exclusive license covering all PointSource patents and other intellectual property related to the manufacture and sale of scattered-radiation-based products used to detect or classify microorganisms in water and other media. Pursuant to the License Agreement, PointSource also sold substantially all of its laboratory and engineering room equipment to the Company. The License Agreement provides for the payment by JMAR of a royalty of 2.5% of the net sales of certain “licensed products” for a six year period, with the right to reduce the royalty to 1.25% after four years if we are no longer using the PointSource technology. The “Licensed Products” consist of any scattered-radiation-based products used to detect or classify microorganisms in water (including our BioSentry™

product) and any other product that is within the scope of the licensed PointSource patents. As additional consideration for the License Agreement, we also entered into a Securities Purchase Agreement providing for the issuance to PointSource and its affliates (PointSource Investors) of 520,000 shares of common stock (PointSource Shares) and warrants (PointSource Warrants) to purchase 333,333 shares of common stock (PointSource Warrant Shares), with an exercise price of $1.38 per share, and a term of 5 years. Pursuant to a purchase right which subsequently expired, the PointSource Investors exercised this purchase right as it related to the February 1, 2005 offering and purchased an additional 53,548 shares of common stock and warrants to purchase 20,081 shares of common stock with an exercise price of $1.73. As of March 31, 2007, no payments have been made under this agreement.
     On February 21, 2005, JMAR and LXT executed a Technology Transfer and License Agreement (License Agreement) with Gregory Quist and David Drake, dba The LXT Group (LXT Group). The License Agreement provides for the transfer to JMAR of certain trademarks and rights to certain designs and data related to the BioSentry product, plus the grant of an exclusive, perpetual, worldwide license by LXT to JMAR to use certain technology covered in a pending utility patent application filed by LXT in January 2005 with the United States Patent & Trademark Office entitled “Continuous On-Line Real-Time Surveillance System”. The scope of this license is limited to the use of light scattering for detection of microorganism contamination and other particles in water. In consideration for the transfer of the rights and license of the technology described above, JMAR agreed to pay LXT a royalty equal to two percent (2%) of the gross revenue of any nature arising from the BioSentry system used for the detection of microorganisms in water regardless of the technology employed, commencing on the date JMAR receives the first dollar of BioSentry revenue (Revenue Start Date) and continuing until the seventh anniversary thereof. The royalty payments are payable on a quarterly basis within 45 days after the end of each quarter. The License Agreement also modified an outstanding $125,000 loan to the LXT Group to provide that it will no longer be secured by the LXT assets and to provide that it shall be satisfied solely from royalty payments generated from revenues received after the third anniversary of the Revenue Start Date and shall be repaid by payment of 50% of such royalty payments until repaid in full (Amended Loan). The Amended Loan accrues interest at the “prime rate” until satisfied or discharged. The Company has written off the $125,000 loan to the LXT Group. As of March 31, 2007, no payments have been made under this agreement.
     On February 10, 2006, JMAR and Colorado State University Research Foundation (CSURF) as agent for Colorado State University entered into a License Agreement for the use of CSURF’s discharge pumped soft X-ray laser technology, developed under the auspices of the National Science Foundation’s Engineering Research Center for Extreme Ultraviolet Science and Technology. The laser produces high-intensity radiation at a wavelength shorter than any other laser on the market today and complements JMAR’s Laser Produced Plasma X-ray source that produces shorter wavelengths still. The License Agreement calls for an up-front payment of $10,000; a royalty of 3% of net sales for the first $1 million in net sales and then 2% thereafter; and a minimum annual royalty of $10,000 starting for calendar years after the year in which the first commercial sales are made. In addition, as part of the License Agreement, the Company agreed to enter into a sponsored research agreement with CSURF valued at $64,000 to demonstrate the applicability of the technology as a nanoprobe source. As of March 31, 2007, no payments have been made under this agreement.
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
Revenues
     For each of the three years ended December 31, 2006, 2005 and 2004, over 90% of the Company’s revenues were contract revenues, with the remainder consisting of two BriteLight™ sales, BioSentry revenues, spare parts sales and service. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. As appropriate, the program manager prepares a statement of work, schedule and budget for each contract. At least quarterly, actual costs are compared to budget and technical progress is compared to the planned schedule. The Company prepares an estimate of costs to complete for each contract at least quarterly. Estimated losses based on this review are fully charged to operations when identified. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred.
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

Stock-Based Compensation Expense
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, the Company recognizes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company recognized stock-based compensation expense in accordance with APB No. 25, and provided proforma disclosure in accordance with SFAS 123, as if the fair value method defined by SFAS 123 had been applied to its stock-based compensation. Under the fair value recognition provisions of SFAS 123(R), the Company recognizes stock-based compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowings under our $3 million Working Capital Line and Preferred Stock, both of which bear interest and dividends, respectively, based on the prime rate. As of March 31, 2007, we had $684,388 outstanding under the Working Capital Line and $7.85 million of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease in interest and dividends of approximately $100,000 on an annual basis.
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
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of March 31, 2007 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.
     In February and March 2007, the Company’s Chief Financial Officer, Corporate Controller and Audit Committee Chairman resigned. Although the Company has replaced the Chief Financial Officer and has engaged contract accounting personnel, the learning curve of the replacements will impact the Company’s internal control over financial reporting until those individuals became more familiar with the Company’s operations.
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
PART II – OTHER INFORMATION
Item 1A. Risk Factors
     In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of other risk factors relevant to the Company’s business and investment in the Company’s securities.
Our cash requirements are significant and the failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
     Our cash requirements have been and will continue to be significant. Our cash used in operating activities for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005 was $463,872, $6,595,411 and $4,806,376, respectively. These negative cash flows are primarily related to operating losses, discontinued operations, and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2007 and the Company will require additional financing for working capital requirements for the remainder of 2007 and to complete or accelerate the development of some of our emerging new products. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
Our continuing decline in revenues and our net and operating losses are significant and could have an adverse impact on our stock price.
     Our revenues, exclusive of discontinued operations, for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005 were $1,112,334, $4,857,092 and $5,764,252, respectively. Our net loss for the three months ended March 31, 2007 and for the years ended December 31, 2006 and 2005 was $1,275,818, $13,106,681 and $8,032,803, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.
Weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements.

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
     Material weaknesses in our internal control over financial reporting existed as of December 31, 2006 with regard to 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignations of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit. Management has taken recent actions to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediate. See “Item 4 – Controls and Procedures” for a more complete description of this material weakness.
     We cannot assure you that additional control deficiencies or material weaknesses will not be identified by our management or independent registered public accounting firm in the future. In addition, even after having taken steps to remediate these weaknesses, our internal controls may not prevent all potential errors or fraud. Any control system, no matter how well designed and implemented, can only provide reasonable and not absolute assurance that the objectives of the control system will be achieved. Failure to achieve adequate internal control over financial reporting could adversely affect our business operations and financial position.
If our outstanding options and warrants are exercised and if our preferred stock is converted it will result in substantial dilution.
     As of May 15, 2007, we had outstanding 45,531,045 shares of common stock. Substantially all of the outstanding shares of the Company’s common stock are freely tradable without restriction or further registration under the Securities Act. Affiliates may sell the shares they own pursuant to Rule 144, subject to certain notice filing and volume limitations.
     As of May 15, 2007, there were 44,982,334 shares of common stock subject to issuance upon exercise of outstanding options and warrants. As of May 15, 2007, we had outstanding $7,850,000 stated value of Series G and I Convertible Preferred Stock. The outstanding Series G Preferred Stock is convertible into shares of common stock and $2.00 per share and the outstanding Series I Preferred Stock is convertible into shares of common stock at $1.16 per share. Subject to a contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G and I Preferred Stock is convertible into 6,240,062 shares of Common Stock.
     To the extent that outstanding options and warrants are exercised prior to their expiration dates, additional funds will be paid to us at the expense of dilution to the interests of our stockholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants and other securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities. The sale of the shares issued upon exercise of our outstanding warrants and options and conversion of our Convertible Note and Preferred Stock could adversely affect the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)(i)	In January 2007, the Company issued 33,332 shares of common stock to its four outside Board Members in payment of $1,500 of the quarterly retainer for each of the outside Board Members. In February 2007, the Company issued 23,076 shares of common stock to three of its outside Board members in payment of $2,000 of the Board Members fee.

Also in February 2007, the Company issued 36,151 shares of common stock to the fourth outside Board Member in payment of $7,500 in director fees and $1,899 in Board related expenses. In addition, in February 2007, the Company issued 6,000 shares of common stock to its three Audit Committee members in payment of $500 in meeting fees. In March 2007, the Company issued 9,524 shares of common stock to its four outside Board Members in payment of $500 in meeting fees. The Company valued the stock based on the fair value on the date of issuance. These transactions were exempt under Section 4(2) of the Securities Act of 1933.
Item 3. Exhibits.

Exhibit 10.1	Securities Purchase Agreement dated February 8, 2007 between JMAR Technologies, Inc. and Laurus Master Fund, Ltd.

Exhibit 10.2	Securities Purchase Agreement dated March 6, 2007 between JMAR Technologies, Inc. and Laurus Master Fund, Ltd.

Exhibit 10.3	Asset Purchase Agreement dated March 16, 2007 between JMAR Technologies, Inc. and Gatan, Inc.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.
May 22, 2007	By:	/s/ C. Neil Beer
C. Neil Beer,
Chief Executive Officer and Chief Accounting Officer

By:	/s/ I. Michael Sweatman
I. Michael Sweatman,
Chief Financial Officer