Form 10-Q
period 2007-06-30
JMAR TECHNOLOGIES INC
filed 2007-08-29
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 20, 2007).
Common Stock, $.01 par value: 47,594,823 shares

INDEX

		Page #

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets — June 30, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (unaudited) — Three months and six months ended June 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited) — Six months ended June 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits	32

Exhibit 4.1
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$239,016	$696,546
Accounts receivable	129,887	1,223,985
Subscription receivable	408,800	—
Inventories	486,260	519,400
Net current assets of discontinued operations	44,793	45,963
Prepaid expenses and other	159,281	255,147

Total current assets	1,468,037	2,741,041
Property and equipment, net	865,092	1,027,239
Intangible assets, net	1,792,163	1,759,454
Other assets	206,843	443,082

TOTAL ASSETS	$4,332,135	$5,970,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,425,975	$1,054,558
Accrued liabilities	709,888	618,794
Accrued payroll and related costs	255,575	451,912
Billings in excess of costs	106,176	1,418,372
Working capital line of credit, net	560,017	1,059,355
Current portion of notes payable and other liabilities, net	92,306	207,710
Net current liabilities of discontinued operations	525,671	538,636
Deferred rent	49,429	49,429
Derivative liability	1,558,214	—

Total current liabilities	5,283,251	5,398,766

Notes payable and other long-term liabilities, net of current portion	330,212	413,694

Notes payable and other long-term liabilities of discontinued operations, net of current portion	89,209	89,209

Redeemable convertible preferred stock, 742,624 shares issued and outstanding as of June 30, 2007 and December 31, 2006, net of amortized discount of $1,718,723 and $2,440,473, respectively	5,333,625	5,409,527
Committed redeemable preferred stock	408,800	—

Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 742,624 shares issued and outstanding as of June 30, 2007 and December 31, 2006 included in redeemable convertible preferred stock above	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 45,991,172 shares issued and outstanding as of June 30, 2007, and 39,535,615 shares issued and outstanding as of December 31, 2006	459,913	395,356
Additional — paid in capital	84,729,255	84,077,547
Committed common stocks	71,800	—
Accumulated deficit	(92,373,930)	(89,813,283)

Total stockholders’ deficit	(7,112,962)	(5,340,380)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,332,135	$5,970,816

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2007 and 2006
and Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Revenues	$1,213,326	$1,289,903	$2,325,660	$2,507,428
Costs of revenues	476,457	1,135,197	1,326,501	2,226,925

Gross Profit	736,869	154,706	999,159	280,503

Operating expenses:
Selling, general, and administrative	992,245	1,906,349	1,979,374	3,353,518
Research and development	105,570	961,090	416,892	1,855,509
Asset writedowns	117	81,590	125,117	39,067

Total operating expenses	1,097,932	2,949,029	2,521,383	5,248,094

Loss from operations	(361,063)	(2,794,323)	(1,522,224)	(4,967,591)
Interest and other income	67,139	17,083	85,669	51,120
Interest and other expense	(1,378,774)	(101,387)	(1,511,961)	(158,292)
Change in fair value of derivative liability	683,797	—	683,797	—
Other income	530,459	—	530,459	—

Net loss from continuing operations	(458,442)	(2,878,627)	(1,734,260)	(5,074,763)
Income from discontinued operations	—	289,624	—	225,523
Net loss	(458,442)	(2,589,003)	(1,734,260)	(4,849,240)
Deemed preferred stock dividends	(515,482)	(305,723)	(826,383)	(654,670)

Profit (loss) applicable to common shareholders	(973,924)	(2,894,726)	(2,560,643)	(5,503,910)

Basic and diluted loss per share applicable to common stock	$(0.02)	$(0.07)	$(0.06)	$(0.14)

Shares used in computation of basic and diluted loss per share	43,439,061	39,340,328	42,179,577	39,321,380

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Net Income (loss)	$(1,734,260)	$(5,074,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,648	261,191
Change in fair value of derivative liability	(683,797)	—
Amortization of debt discount and BCF	1,236,467	—
Stock based compensation expense	106,084	—
Services received in exchange for common stock/ warrants	140,535	241,807
Services received in exchange for committed common stock	71,800	—
Assets writedowns	125,000	39,066
(Increase) decrease in:
Accounts receivable	1,094,098	410,495
Inventories	33,140	(3,619)
Prepaid expenses and other	71,868	(284,017)
Increase (decrease) in:
Accounts payable	371,417	(9,317)
Accrued liabilities	(36,293)	—
Accrued payroll and related costs	(196,337)	—
Billings in excess of costs incurred	(1,312,196)	(559,278)

Net cash used from continuing operations	(534,826)	(4,978,434)
Income from discontinued operations	—	225,523
Changes in net assets and liabilities of discontinued operations	(11,795)	2,735

Net cash used in operating activities	(546,621)	(4,750,176)

Cash flows from investing activities:
Purchase of property and equipment	(8,292)	(28,425)
Purchase of intangible assets, other assets and goodwill	(39,918)	(53,310)
Net borrowings on notes receivable	11,687	10,000

Net cash provided by (used in) investing activities	(36,523)	(71,735)

Cash flows from financing activities:
Net proceeds from the issuance of common stock	384,182	1,336,473
Net payments on working capital line of credit	(738,324)	1,821,193
Net borrowings on note payable	750,000	—
Cash payment of preferred stock dividends	(270,244)	(302,938)

Net cash provided by financing activities	125,614	2,854,728

Net increase (decrease) in cash and cash equivalents	(457,530)	(1,967,183)
Cash and cash equivalents, beginning of period	696,546	5,279,691

Cash and cash equivalents, end of period	$239,016	$3,312,508

Cash paid for interest	128,192	28,744

Supplemental Disclosure of Non Cash Activity:

For the six months ended June 30, 2007:
Repayment of deferred compensation proceeds from cash surrender value of life insurance	$123,459

Conversion by Company of previously existing Series G & I Preferred Stock into 3,500,000 shares of common stock in the current quarter. (See footnote 10)	$373,892

In conjunction with the exchange of preferred stock to common stock, the recognition of the excess fair value of the common stock over the carrying amount of the preferred stock as a deemed dividend. (See footnote 10)	$206,108

Deemed preferred stock dividends	$350,035

Issuance of committed Series J Preferred Stock (see footnote 10)	$408,800

Establishment of derivative liability in conjunction with the issuance of Series J Preferred Stock (see footnote 9)	$1,244,530

For the six months ended June 30, 2006:

Excess value of purchased license rights	$1,247,897

Fair value of warrants issued in connection with the 2006 working capital line of credit (see footnote 8)	$471,926

Discount recorded representing the difference between the fair value of the convertible preferred stock and warrants immediately prior to and after the March 28, 2006 amendment. (see footnote 8)	$2,210,031

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
JMAR is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government. JMAR’s BioSentry™ product is a contamination warning system for waterborne microorganisms. BioSentry uses laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms. JMAR’s pursuit of cutting-edge products includes a new initiative, the double pulse (DP) plasma prototype laser, which (based on its exceptional beam quality) is funded by a phase II contract from the Army Research Laboratory to enable laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma at targeted substances such as explosives and drugs are detected and analyzed (at a stand-off distance) by an optical spectrometer to provide identification of the target material. JMAR’s DP-LIBS laser is based on a redesign of its patented BriteLight™ laser, a stand-alone product as well as the x-ray light source in nanolithography systems, and x-ray microscopy In addition, JMAR employs key strategic alliances for the prototyping and production of an organic chemical sensor and a nanoparticle ultra-thin coating system.
The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. Amounts related to disclosures of December 31, 2006 balances within these interim statements were derived from the aforementioned Form 10-K. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.
The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $1,734,260, $13,106,681 and $8,032,803 for the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005, respectively, and losses are expected for the foreseeable future. In addition, our revenues declined to $4,857,092 from $5,764,252 for the years ended December 31, 2006 and 2005, respectively. We had negative operating cash flow from continuing operations for the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005 of $534,826, $7,537,582 and $4,902,935, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; 4) preferred stock redemptions and 5) other working capital needs. Management believes that it has adequate resources to fund its operations through September 30, 2007. However, the Company has determined that it will require additional financing to continue the development of some of its emerging new products and for working capital requirements in 2007. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2007. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets. See “Subsequent Events” (Note 13) for additional information.

In March 2006, General Dynamics Advanced Information Systems (GDAIS) informed the Company that Defense Microelectronics Activity (DMEA) desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding will only be sufficient for the prime contractor. Accordingly, JMAR will not receive additional subcontract funding from GDAIS. The viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA. The Company has substantially completed the administrative run-off aspects of the GDAIS Contract including billing and collection of receivables, payments to vendors, and government audits. The Company has reflected the Microelectronics Division as a discontinued operation in the accompanying financial statements. See “Discontinued Operations” (Note 11) for additional information.
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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. There was no impact on our consolidated financial statements with respect to the adoption of SAB 108.
In February 2007, the FASB issued SFAS. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.
(3)	Stock-Based Compensation Plans
The Company has six stock — based compensation plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are the only shareholder-approved stock plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Included in the Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 are compensation charges as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Compensation	$46,267	$88,207	$106,084	$202,812

Selling, general, & administrative	44,078	67,072	100,380	174,517
Research and development	2,189	21,135	10,915	28,295
The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: risk-free interest rate of approximately 4.73 percent in 2007 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years based upon the historical life of options. For grants in 2007, the expected volatility used was 86 to 100 percent, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2007 were 4.1 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.
A summary of option activity under all of the above plans as of June 30, 2007 and 2006, and changes during the six months then ended is presented in the table below:

	2007				2006
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value	Shares	Price	Life	Value
Outstanding at beginning of period	2,329,054	$2.71	6.5	—	3,162,610	$2.11	—	—
Granted	50,000	$0.22	—	—	344,095	$0.79	—	—
Exercised	—	—	—	—	(65,700)	$1.09	—	—
Forfeited	(1,370,552)	$2.90	—	—	(966,200)	$1.26	—	—

Outstanding at end of period	1,008,502	$1.42	6.7	—	2,474,805	$2.58	5.2	—

Vested and Expected to Vest	990,673	$1.44	3.9	—	2,422,804	$2.61	5.1	—

Exercisable at end of period	621,833	$1.82	6.2	—	1,736,176	$2.58	3.6	—

A summary of the status of the Company’s non vested options at June 30, 2007 and 2006, and changes during the six months ended June 30, 2007 and 2006, is presented below:

	2007		2006
		Weighted		Weighted
		average		average
		grant-date		grant-date
	Shares	fair value	Shares	fair value
Non-vested at December 31,	623,762	$1.02	815,657	$1.21
Granted	50,000	$0.11	344,095	$0.55
Vested	(168,664)	$1.04	(216,123)	$1.26
Forfeited	(118,429)	$1.66	(205,000)	$0.96

Non-vested at June 30,	386,669	$0.79	738,629	$0.97

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2007 and 2006 was $.11, $.11, $.46, and $.55, respectively. There were no options exercised in the six and three months ended June 30, 2007. The stock based compensation unrecognized expense for future periods as of June 30, 2007 is approximately $190,843 with a weighted average remaining vesting period of .92 years.

(4)	Accounts Receivable
At June 30, 2007 and December 31, 2006, accounts receivable consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Billed	$492,543	$1,402,953
Unbilled	40,411	249,099

	532,954	1,652,052
Less-allowance for doubtful accounts	(403,067)	(428,067)

	$129,887	$1,223,985

All unbilled receivables at June 30, 2007 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at June 30, 2007 relates to the normal billing cycle and timing of billings. The allowance for doubtful accounts primarily relates to accounts receivable from FemtoTrace, Inc.
(5)	Inventories
Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2007 and December 31, 2006, inventories consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Raw materials, components and sub-assemblies	$134,609	$136,811
Work-in-process	48,170	174
Finished goods	313,749	392,683

	496,528	529,668
Less-reserve for excess and obsolete inventory	(10,268)	(10,268)

	$486,260	$519,400

(6)	Property and Equipment
At June 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	June 30, 2007	December 31, 2006
	(Unaudited)
Equipment and machinery	$2,633,319	$2,641,660
Software	599,752	599,752
Furniture and fixtures	280,279	280,229
Leasehold improvements	652,401	652,401

	4,165,751	4,174,042
Less-accumulated depreciation	(3,300,659)	(3,146,803)

	$865,092	$1,027,239

Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlords. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $263,619, $214,190 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet as of June 30, 2007.
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

Research Division/Vermont Operations
Research Division — Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (BriteLight™) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from the Department of Defense. The Research Division shifted its historic focus on X-ray lithography light source R&D and equipment development in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business shift, the Research Division developed several soft x-ray prototype products including the x-ray microscope (XRM) technology, sold to Gatan, Inc through an asset sale concluded May 4, 2007, for which JMAR received a compensation package of cash, royalties, and an exclusive laser supplier agreement on future commercial XRM sales. In conjunction with the sale of the technology, the Company recorded a gain of $530,459 as other income in the accompanying statement of operations.
Also in May 2007, the Research Division successfully demonstrated a double pulse (DP) plasma laser under its Phase II SBIR contract with the Army Research Laboratory. This significant advance produces an intense plasma at a specified stand-off distance, enabling the application of laser-induced breakdown spectroscopy (LIBS) for the detection and identification of explosives and drugs. JMAR is designing two DP-LIBS prototype versions, man-portable and vehicle-mounted.
New products developed at the Research Division will be outsourced to contract manufacturing or transitioned to JMAR’s Vermont Operations for product engineering and production.
Vermont Operations — Located in South Burlington, Vermont, the Vermont Operations carries out contract research and development involving advanced materials, nanolithography, semiconductor memory chip designs and serves as JMAR’s manufacturing arm for the BioSentryTM product, carrying out the manufacturing engineering and production. The Vermont Operations is also applying its program management, engineering and manufacturing expertise to two strategic partnering initiatives, a very sensitive organic chemical sensor system for FemtoTrace, Inc, and an ultra-thin film coating prototype development for Nanometrix, Inc. Both of these development and manufacturing programs are based on the customer’s proprietary technology. The Vermont Operations also performs funded contract research and development for DARPA and NAVAIR. During the six months ended June 30, 2007 and 2006, the Research Division/Vermont Operations segment accounted for approximately 94% and 99%, respectively, of the Company’s revenues.
Sensor Products Group
This segment’s first product is the BioSentryTM sensor, a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. New units installed this quarter were purchased by the U.S. State Department and the University of Arizona Water Quality Research Center, sponsored by the National Science Foundation. During the six months ended June 30, 2007, and 2006, this segment accounted for 6% and 1%, respectively, of the Company’s revenues.
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

Segment information for the three and six months ended June 30, 2007 and 2006 is as follows (excluding discontinued operations):

	Research	Vermont	Sensor
	Division	Operations	Products Group	Corporate	Total
Six Months Ended June 30, 2007
Revenues	$207,849	$1,985,864	$131,947	$—	$2,325,660
Operating (loss) profit	(424,540)	56,344	(1,001,013)	(153,015)	(1,522,224)
Total assets	922,159	405,877	1,647,505	1,356,594	4,332,135
Capital expenditures	—	—	—	—	—
Depr. & amort.	38,315	12,658	15,862	110,813	177,648
Three Months Ended June 30, 2007
Revenues	107,135	1,016,762	89,429	—	1,213,326
Operating (loss) profit	(121,203)	192,746	(214,224)	(218,382)	(361,063)
Capital expenditures	—	—	—	—	—
Depr. & amort.	18,264	6,013	5,103	62,539	91,919
Six Months Ended June 30, 2006
Revenues	865,742	1,618,285	23,401	—	2,507,428
Operating loss	(1,147,759)	(673,387)	(2,220,759)	(925,686)	(4,967,591)
Asset writedowns	(34,420)	—	(4,647)	—	(39,067)
Total assets	1,041,676	5,132,441	1,734,340	6,054,324	13,962,781
Capital expenditures	—	1,242	9,945	21,923	32,480
Depr. & amort.	49,347	14,448	11,951	187,446	263,192
Three Months Ended June 30, 2006
Revenues	353,539	926,364	10,000	—	1,289,903
Operating loss	(515,905)	(389,177)	(1,297,320)	(591,921)	(2,794,323)
Asset writedowns	(30,216)	—	(1,652)	—	(31,868)
Capital expenditures	—	—	—	1,484	1,484
Depr. & amort.	24,714	7,233	6,222	107,681	145,850
Sales to the United States Government totaled $989,397, $1,199,284, $2,056,213 and $2,267,617 for the three and six months ended June 30, 2007 and 2006, respectively.
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

On March 28, 2006, the Company and Laurus replaced the 2003 Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent (10.25% as of June 30, 2007). The 2006 Working Capital Line terminates in March 2008. As of June 30, 2007, there was $683,761 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.
In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 218,181 warrants vested on issuance and 240,000 vested in March 2007 based on the average borrowings under the 2006 Working Capital Line. Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the 458,181 warrants based on the Black Scholes pricing model using the following assumptions: risk—free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants.
On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock (See Footnote 9 — Derivative Accounting Regarding the Warrants). The terms of this transaction provided for the following: 1) the Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on April 13, 2008, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a covenant by Laurus not to sell the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of June 30, 2007, $750,000 was outstanding pursuant to the Note.
In connection with the Note, the Company committed to issue 461,539 shares of restricted common stock in payment of a fee to Midtown Partners & Co., LLC.
(9)	Derivative Liability
Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate value, we use the Black Scholes Option Pricing Formula (“Black Scholes model”) where applicable. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.
The following defines our derivatives:
Warrants Derivative Attached to Debt
As of June 30, 2007, the 7,597,750 warrants issued in conjunction with $750,000 note payable to Laurus (see Footnote 8) were being accounted for as liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. The Company granted the warrant holders certain registration rights. In accordance with SFAS No. 133, the warrants are valued at each reporting period. Changes in fair value are recorded as an adjustment to fair value of derivative in the statement of operations. The outstanding warrants were fair valued on April 13, 2007 at $1,747,481 and the Company, in accordance with SFAS No. 133, revalued the warrants on June 30, 2007; as a result of the revaluation, the Company recorded a change in fair value of derivative liability of $(683,797) in the consolidated statement of operations.
The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 5.03% based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 92%. The volatility is based on JMAR’s historical stock prices for the past 10 years, consistent with the expected life of the warrants.
Conversion Feature Derivatives
On June 28, 2007, the Company recorded a derivative liability on convertible preferred stock. The Company entered into an agreement where the buyer can convert up to 200% of each Series J Convertible Preferred Stock issuance funding amount, in previously issued Series G & I Preferred Stock into common shares at a modified conversion price based on a five day variable weighted average (see footnote 10 for details of the agreement). Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability for the maximum number of common shares eligible for exchange. The shares were fair valued based on the market price of the shares on the date of the transaction at $173,600 and the Company, in accordance with SFAS No. 133, revalued the shares on June 30, 2007; as a result of the revaluation, there was no change in the fair value of the derivative liability.

Warrants Issued to Non-employee Derivatives
As part of the transaction entered into on June 28, 2007, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives. Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability for the maximum number of common shares eligible for exchange, valued based on the Black Scholes model on June 28, 2007, for 7,728,528 of previously issued warrants, for $320,930 and the Company, in accordance with SFAS No. 133, revalued the shares on June 30, 2007; as a result of the revaluation, there was no change in the fair value of the derivative liability.
The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.66% — 5.03% based on estimated yields of 2-5 year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 2-5 years; and expected volatility of 85-129%. The volatility is based on JMAR’s historical stock prices for the past 2-5 years, consistent with the expected remaining life of the warrants.
(10)	Equity Transactions
a.	Laurus Preferred Stock and Warrants
On April 23, 2007, the Company and Laurus entered into a Securities Exchange Agreement that provided for the issuance by the Company to Laurus of a total of 1,500,000 shares of Common Stock (the “Shares”) in exchange for and in cancellation of i) $194,754 of stated value of Series G Preferred Stock held by Laurus, and ii) $18,996 of stated value of Series I Preferred Stock. Following this exchange, Laurus owned a total of $1,261,266 of stated value of Series G Preferred Stock and $6,374,984 of stated value of Series I Preferred Stock. As a result of the payment of the Shares, a total of $213,750 was applied to pay monthly redemption payments owing under the Preferred Stock in chronological order as follows: (i) the entire monthly redemption amounts ($27,822 per month) owing under the Series G Preferred Stock for the months of February through August, 2007 (for a total of $194,754), and (ii) $18,996 of the redemption amount owing under the Series I Preferred Stock for the month of August 2007.
As a result of the Redemption on April 23, 2007, the Company recorded in the quarter ended June 30, 2007 the excess of the fair value of the consideration issued to Laurus ($300,000) over the carrying amount of the Series G and I Preferred Stock ($209,457) as preferred stock dividends and an increase in paid-in-capital.
In June, 2007, the Company committed to a transaction with Laurus by executing a term sheet providing for the sale from time to time of up to $3.5 million of a new Series J preferred stock. Such sales are intended to be done following the conversion or exchange by Laurus of an equivalent amount of its existing preferred stock. On June 28, 2007, the Company entered into a Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of two million (2,000,000) shares of Common Stock in exchange for and cancellation of $204,400 stated value of Series G and Series I Preferred Stock held by Laurus. On July 5, 2007, the Company entered into a second Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of another two million (2,000,000) shares of Common Stock in exchange for and cancellation of another $204,400 stated value of Series G and I Preferred Stock. As a result of these two transactions, a total of $408,800 of Series G and Series I Preferred Stock have been redeemed and this dollar amount will be applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing in August, the entire September and October monthly redemption payments and a portion of the November monthly redemption payment are canceled.
As a result of the Redemption on June 28, 2007, the Company recorded in the quarter ended June 30, 2007 the excess of the fair value of the consideration issued to Laurus ($280,000) over the carrying amount of the Series G and I Preferred Stock ($164,435) as preferred stock dividends and an increase in paid-in-capital.
In conjunction with the June 28, 2007 transaction and the commitment to issue 408,800 of the Series J Preferred, as of June 30, 2007 the Company created a derivative liability. See Footnote (9) — Derivative Liability.

The following table summarizes the preferred stock activity for the six months ended June 30, 2007.

	Net Balance at			Net Balance
	December 31,	Discount		at June 30,
Series	2006	Amortization	Redemption	2007
G	1,374,197	24,546	(222,576)	1,176,167
I	4,035,330	273,444	(151,316)	4,157,458

	$5,409,527	$297,990	$(373,892)	$5,333,625

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
Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 are preferred stock dividends of $515,482, $826,383, $305,723, and $654,670, respectively. The amount for the three and six months ended June 30, 2007 and 2006 represents $160,378, $322,285, $156,728, and $302,443, respectively, of preferred stock dividends paid or payable in cash and $355,104, $504,098, $148,995, and $352,227, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments.

b.	Sales of Common Stock and Warrants
In the first quarter of 2007, JMAR entered into Securities Purchase Agreements and completed the sale of $386,682 of the Company’s common stock to Laurus. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,254,467 shares of common stock. See June 28, 2007, transactions described above. The company also issued two warrants for 97,024 and 83,333 shares of common stock to Midtown Partners for brokering financing arrangements. In addition, the Company committed to issue 461,539 shares of common stock to Midtown Partners & Co. LLC in payment of a $60,000 fee for brokering a second promissory note.
c.	Issuances of Common Stock and Warrants for Services
During the three and six months ended June 30, 2007 and 2006, the company issued 633,375, 741,458, 42,491, and 42,491 shares of common stock, respectively, for services and financing. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issuance. In the first quarter the company issued 240,000 shares of common stock to CEOcast for investor relations services. In the second quarter shares of common stock were issued for fees to members of the Board of Directors in lieu of cash. As a result of warrants issued to non-employees the Company incurred a derivative liability (see Footnote 9 — Derivative Liability).
(11)	Earnings Per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and six months ended June 30, 2007 and 2006, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of June 30, 2007 and 2006, 23,606,742 and 15,999,743 of options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period.
Since their effect would have been anti-dilutive, 43,113,407 and 15,999,743, stock options, warrants to purchase shares of common stock and convertible preferred stock have been excluded from the computation of net loss share for the six months ended June 30, 2007 and 2006, respectively.
(12)	Discontinued Operations
There was no significant activity in discontinued operations since December 31, 2006.
At June 30, 2007 and December 31, 2006, net assets and liabilities of the Microelectronics Division consisted of the following:

	June 30, 2007	December 31, 2006

Current Assets:
Cash	$727	$1,897
Accounts receivable	44,066	44,066

	$44,793	$45,963

Current Liabilities:
Lease accrual/deferred rent	$233,190	$233,190
Accounts payable	272,645	272,645
Accrued liabilities	19,836	32,801

	$525,671	$538,636

Non-Current Liabilities:
Lease accrual/deferred rent	$89,209	$89,209

The profit (loss) from discontinued operations for the three and six months ended June 30, 2006 consisted of the following:

	Three and Six Months Ended
	June 30,	June 30,
	2006	2006

Revenues	$1,773,253	$2,937,127
Costs of revenues	1,437,318	2,379,648

Gross profit (loss)	335,935	557,479

Selling, general and administrative	75,330	200,186
Research and development	16,142	122,403
Asset writedowns	(49,722)	—
Total operating expenses	41,750	322,589
Loss from operations	294,185	234,890
Interest and other expense	(4,561)	(9,367)

Income from discontinued operations	$289,624	$225,523

(13)	Subsequent Events
On July 5, 2007, the Company and Laurus entered into a Securities Purchase Agreement (“SPA”) which provides for the issuance from time to time of up to $3.5 million shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”). Pursuant to the SPA, the Company’s Board of Directors created a new Series J Cumulative Convertible Preferred Stock, with a stated value of $1,000 per share, and authorized sale and issuance from time to time of up to 3,500 of such shares. Pursuant to the SPA, purchases by Laurus of shares of Series J Preferred Stock will be made from time to time in such amounts and at such times as Laurus may determine in its sole discretion. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum and is convertible into shares of the Company’s Common Stock at a conversion price equal to lesser of (i) $0.15 or (ii) the equivalent price at which Laurus has most recently exchanged shares of Common Stock for shares of Series G and I. In the event that any shares of Series J Preferred Stock remain outstanding on the second anniversary of the issuance of such shares, such shares must be redeemed in cash by the Company. The Series J Preferred Stock also provides that the Company can force the conversion of the Series J Preferred Stock at $0.50 per share if the bid price of the Company’s Common Stock for ten consecutive trading days equals or exceeds $0.50 per share and the trading volume during such ten day period exceeds 100,000 shares per day. The provisions of the Series J Preferred Stock restrict Laurus from converting into shares of Common Stock if Laurus would have beneficial ownership of more than 9.99% of the Company.
The SPA also provided that a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares.
The Company agreed that it would file a Form S-1 Registration Statement with the SEC to register the resale of the shares of Common Stock issuable on conversion of the Series J Preferred Stock within 60 days after an aggregate of $1 million of Series J Preferred Stock has been sold. The Company agreed to use its best efforts to obtain effectiveness of the registration statement within 120 days after filing with the SEC and to pay a penalty equal to one percent (1%) per month for a maximum of eight months if the registration statement is not filed or declared effective within the required deadlines.

On July 5, 2007, Laurus purchased 408.8 shares of Series J Preferred Stock (with a stated value per share of $1,000) for gross proceeds of $408,800. The shares of Series J Preferred Stock issued in this transaction have a conversion price of $0.1022 per share (the price at which Laurus had most recently received shares of Common Stock in exchange for its Series G and Series I Preferred Stock). In connection with the sale of the Series J Preferred Stock, the Company paid Midtown Partners & Co., LLC (“Midtown”) a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant. As a result of this issuance of Series J Preferred Stock, pursuant to the SPA the conversion price for a total of $817,600 of stated value of Series I Preferred Stock was reduced to $0.15 per share. As a result of the June 28, 2007 exchange of preferred for common stock transaction and the issuance of the new Series J Preferred Stock a derivative liability was created. See Footnote (9) — Derivative Liability.
On July 20, 2007 the Company and Laurus entered into an Agreement which provides that certain of the convertible securities owned by Laurus may not be converted into common stock unless and until the Company’s shareholders have approved an amendment to the Company’s Certificate of Incorporation to increase the authorized capital stock from 80,000,000 shares of Common Stock to 300,000,000 shares of Common Stock. These shares which will not be convertible consist of 1) those shares of Series I Preferred Stock with a stated value of $817,600 that were amended on July 5, 2007 to reduce their conversion price as noted above, 2) the shares of Series J Preferred Stock with a stated value of $408,800 with a conversion price of $0.1022 that were issued on July 5, 2007, and 3) up to another $817,600 of Series J Preferred Stock and up to another $1,635,200 of Series G and Series I Preferred Stock to be adjusted in connection with the sale of such Series J Preferred Stock. Pursuant to this Agreement, the Company agreed to file a proxy statement and solicit approval by its shareholders of the increase in authorized shares.
On August 8, 2007, Laurus purchased 2,100,000 of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus. As a result of this transaction, $252,000 of Series G and Series I Preferred Stock has been redeemed and this dollar amount has been applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing under the Series G for November, 2007 has been satisfied, the entire monthly redemption payment under the Series I for November has been satisfied and $107,618 of the $122,178 December redemption payment under the Series I has been satisfied.
On August 9, 2007, Laurus purchased $300,000 of shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”) with a stated value of $1,000 per share. These shares of Series J Preferred Stock have a conversion price of $0.12 per share. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum.
In connection with the sale of the Series J Preferred Stock, the Company paid Midtown Partners & Co., LLC (“Midtown”) a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 168,000 shares of Common Stock, with a term of 5-1/2 years, an excercise price of $0.12 per share and a provision enabling the holder to effect a cashless exercise of the Warrant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
JMAR Technologies, Inc. is an innovator in the development of laser-based technology and x-ray processes for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government. Management believes that it has adequate resources to fund its operations through September 30, 2007. However, the Company has determined that it will require additional financing to continue the development of some of its emerging new products and for working capital requirements in 2007. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2007. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets.
JMAR’s pursuit of cutting-edge products includes a new initiative, the double pulse (DP) plasma prototype laser, which (based on its exceptional beam quality) is funded by a phase II contract from the Army Research Laboratory to enable laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma at targeted substances such as explosives and drugs are detected and analyzed (at a stand-off distance) by an optical spectrometer to provide identification of the target material. JMAR’s DP-LIBS laser is based on a redesign of its patented BriteLight™ laser, a stand-alone product as well as the x-ray light source in nanolithography systems, and x-ray microscopy.
JMAR’s BioSentryTM product is a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.
JMAR also targets nanotechnology, bioscience, advanced materials, and the semiconductor industries. In addition, JMAR employs key strategic alliances for the production of a hazardous materials organic chemical sensor, and is building a prototype nanoparticle ultra-thin coating system.
Sources of Revenue
Contract Research and Development, Technical Support, and Production Programs
The majority of the Company’s revenues have been derived as the prime contractor or subcontractor on several government contracts. These contracts have generated intellectual property owned by the Company in areas in which the Company believes there are significant commercial applications.
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
The U.S. Army Research Laboratory (ARL) contract sponsored by DARPA and issued to JMAR’s Research Division has facilitated development of the Company’s Collimated Plasma Lithography (CPL) system (DARPA Contract). A total of $23.7 million has been received under this contract since 2001, including $3.5 million funded in February 2005 (the receipt of funding allows the Company to bill for costs incurred). No program funding related to the DARPA Contract is included in the United States Government’s current fiscal year budget and the Company expects no further funding under this contract.

Standard Products
JMAR’s diode pumped solid state BriteLightTM Laser, developed specifically to enable the efficient production of soft x-rays using laser produced plasma, is now marketed by JMAR as a standard product for advanced laser applications. Commercial BriteLight units are presently operating in Korea, in Japan with the Advanced Institute for Science and Technology (AIST), and at the Lawrence Livermore National Laboratory. JMAR is carrying out manufacturing engineering to reduce production costs and to expand the addressable market for this high performance laser.
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
New Products Under Development
JMAR has identified commercial opportunities for instruments enabled by the laser and soft x-ray technology developed by the Company over the past decade. Products under development include the DP-LIBS plasma laser, a magnetic memory proprietary chip design, a state-of-the-art nanolithography system (called NanoPulser) capable of feature sizes in the range of 20-40 nanometers, and the next two versions of the BioSentry, following the goal of fielding an integrated CBR sensor. In all these cases, the new and improved products are targeted at large addressable markets. JMAR continues to pursue public and private funding in areas that support its needs and create valuable technology for homeland security, military and commercial applications, being responsive to market needs.
As JMAR seeks to add commercial revenues to our predominately government contract revenue base, we face a series of challenges, including technical and market risks and uncertainties associated with the development of new technologies and new products. Our product development efforts will require continued investment by JMAR through next year, and we will face challenges in transitioning each of our new products from the proof of concept, alpha and beta stages to commercial introduction and market acceptance. See “Risk Factors” in Item 1A below and in our Annual Report in Form 10-K for more information on the risks and uncertainties faced by JMAR.
Results of Operations
Revenues. Total revenues for the three months ended June 30, 2007 and 2006 were $1,213,326, and $1,289,903, respectively. Total revenues for the six months ended June 30, 2007 and 2006 were $2,325,660 and $2,507,428, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues for the three and six months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Research Division	$107,135	$353,539	$207,849	$865,742
Vermont Operations	1,016,762	926,364	1,985,864	1,618,285
Sensor Products Group	89,429	10,000	131,947	23,401

	$1,213,326	$1,289,903	$2,325,660	$2,507,428

The decrease in revenues for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, was due primarily to a reduction in revenue from the DARPA Contract. The revenue from the DARPA Contract fell by $192,241 and $337,620, during the three and six month periods ended June 30, 2007, respectively. Partially offsetting this decrease, there was a decrease for the three months ended of $70,681 and an increase $7,069 for the six months ended June 30, 2007, in revenues of the NAVAIR Contract. In addition to the NAVAIR revenue increase, the Sensor Product Groups revenue increased by $79,429 and $108,546, during the three and six month periods ended June 30, 2007, respectively, due to the sale and installation of a BioSentry unit. As discussed above in “Sources of Revenue”, the Company reflects the Microelectronics Division as a discontinued operation, which started in the third quarter of 2006.

Income (Losses) From Continuing Operations. The net loss from continuing operations for the three months ended June 30, 2007 and 2006 was $(458,442), and $(2,878,627), respectively. The loss from operations for those same periods was $(361,063) and $(2,794,323). The net loss from continuing operations for the six months ended June 30, 2007 and 2006 was $(1,734,260) and $(5,074,763), respectively. The loss from operations for those same periods was $(1,522,224) and $(4,967,591), respectively.
Included in the net loss for the three and six months ended June 30, 2007 are costs invested in product development (see further discussion below) of $105,570 and $416,892, respectively, and asset writedowns of $117 and $125,117, respectively. In addition, as a result of the adoption of SFAS No. 123(R) on January 1, 2006, included in the net loss for the three and six months ended June 30, 2007 is a non-cash compensation charge of $46,267 and $106,084, respectively. Included in the net loss for the three and six months ended June 30, 2006 are costs invested in product development of $961,090 and $1,855,509, respectively, and asset writedowns of $81,590 and $39,067, respectively. Included in the net loss for the three and six months ended June 30, 2006 is a non-cash compensation charge of $88,207 and $202,812, respectively.
As discussed above, all work under the GDAIS Contract has been completed with the exception of the administrative run-off activities. The Company has reflected the Microelectronics Division as a discontinued operation.
Gross Margins. Gross margins for the six months ended June 30, 2007 and 2006 were 43.0% and 11.2%, respectively. Gross margins for the three months ended June 30, 2007 and 2006 were 60.7% and 12.0%, respectively. The Company’s margins improved during the comparable periods due to the impact of cost cutting measures. In 2006, the Company experienced lower gross margins because the Company incurred higher than anticipated costs on the READ units built and the NAVAIR program. The Company is investing in new product development activities that it believes will lead to higher margin products in the future.
Selling, General and Administrative (SG&A). SG&A expenses for the six months ended June 30, 2007 and 2006 were $1,979,374 and $3,353,518, respectively. SG&A expenses for the three months ended June 30, 2007 and 2006 were $992,245 and $1,906,349, respectively. The decrease in SG&A expenses for the three and six months ended June 30, 2007 compared to 2006 was primarily attributable to cost and headcount reductions management achieved in 2007. In 2006, an accounts receivable reserve of $219,251 unfavorably impacted the SG&A expenses.
Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•
Customer-funded RD&E costs incurred, primarily related to the NAVAIR Contract, are included in “Costs of Revenues”, and totaled $364,561 and 1,062,558 for the three months ended June 30, 2007 and 2006, respectively, and $1,100,142 and $1,854,526 for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in customer-funded RD&E expenditures for the three and six months ended June 30, 2007, primarily consists of an decrease of $568,338 and $514,788, respectively, related to the NAVAIR Contract and $129,659 and $239,596 of DARPA Contract.

•
Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $105,570 and $961,090 for the three months ended June 30, 2007 and 2006, respectively, and $416,892 and $1,855,509 for the six months ended June 30, 2007 and 2006, respectively. The decrease in 2007 is primarily due to reduced product development expenditures related to BioSentry.

Total RD&E expenditures for the three month periods were $461,405 and $2,023,472 for 2007 and 2006, respectively, and $1,517,034 and $3,710,035 for the six-month periods in 2007 and 2006, respectively. Total RD&E expenditures as a percentage of revenues were 38.0% and 156.87% for the three months ended June 30, 2007 and 2006, respectively, and 65.2% and 148.0% for the six months ended June 30, 2007 and 2006, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining and the Company-funded RD&E costs have increased as a result of the Company’s commercialization efforts.
Interest and Other Expense. Interest and other expense for the three months ended June 30, 2007 and 2006 was $1,378,774 and $101,387, respectively, and for the six months ended June 30, 2007 and 2006 was $1,511,961 and $158,292, respectively. Interest expense is higher in 2007 due to the recorded derivative liability related to warrants attached to the $750,000 Note from Laurus, utilization of the Company’s Working Capital Line, recorded amortization of debt discount and an increase in the interest rate on the Working Capital Line. Included in interest expense for the three and six months ended June 30, 2007 and June 30, 2006 is $72,618, $145,236, $72,617 and $110,933, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
Preferred Stock Dividends. Included in the loss applicable to common stock in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 are preferred stock dividends of $515,482, $826,383, $305,723, and $654,670, respectively. The amount for the three and six months ended June 30, 2007 and 2006 represents $160,378, $322,285, $156,728, and $302,443, respectively, of preferred stock dividends paid or payable in cash and $355,104, $504,098, $148,995, and $352,227, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments. The preferred stock dividend amounts for the three and six months ended June 30, 2006 consist of $156,727 and $302,443, respectively, of preferred stock dividends paid or payable in cash and $148,995 and $352,227, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2006 and 2005 Amendments.
Liquidity and Financial Condition
General. Cash and cash equivalents at June 30, 2007 was $239,016. For the last several years, we have funded our operations primarily from the sale of preferred and common stock. The decrease in cash and cash equivalents during the six months ended June 30, 2007 of $457,530 resulted primarily from cash used in operations of $546,621 (primarily related to operating losses) and payment of preferred stock dividends of $270,244, offset in part by net proceeds from the issuance of common stock of approximately $384,182 and net proceeds from a note payable of $750,000.
Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2007 and 2008 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. Management believes that the Company has adequate resources to fund working capital requirements and product development through September 30, 2007. However, the Company has determined that it will require additional financing beyond then to continue the development of some of its emerging new products and for working capital requirements in 2007. Depending on market conditions and other considerations, we intend to pursue opportunities to raise funds in 2007. These financing efforts could include the sale of equity or the obtaining of funds in connection with our previously announced partner search for BioSentry. Management believes, but cannot assure, that the Company will be able to raise additional working capital through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in footnote 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A below. Working capital (deficit) as of June 30, 2007 and December 31, 2006 was $(3,815,214) and $(2,657,725), respectively. The decrease in working capital is primarily due to the Company’s losses and payment of preferred stock dividends, offset in part by gross proceeds from the issuance of common stock of approximately $384,182 and net proceeds from a note payable of $750,000.

In connection with financing transactions with Laurus prior to 2007, including the prior issuances of Series A-D Preferred Stock in 2003 and the 2003 Working Capital Line, the Company issued warrants to Laurus to purchase a total of 1,786,375 shares of common stock at prices ranging from $1.058 to $5.15. In addition, in connection with the 2006 Working Capital Line on March 28, 2006 Laurus was granted two warrants exercisable into 458,181 shares of common stock at an exercise price of $0.01 per share. In connection with the loan of $750,000 in April, 2007, the Company issued Laurus a Warrant to purchase 7,597,750 shares of Common Stock at an exercise price of $0.01 per share. As of August 8, 2007 all of the preferred stock and warrants held by Laurus is convertible or exercisable into approximately 16.7 million shares.
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
The shares of common stock issuable to Laurus under all of the preferred stock and warrants described above have been included in registration statements declared effective by the Securities and Exchange Commission or are freely tradable under Rule 144, except for the two warrants exercisable into 458,181 shares of common stock and the Warrant for 7,597,750 shares.
On April 23, 2007, the Company and Laurus entered into a Securities Exchange Agreement that provided for the issuance by the Company to Laurus of a total of 1,500,000 shares of Common Stock (the “Shares”) in exchange for and in cancellation of i) $194,754 of stated value of Series G Preferred Stock held by Laurus, and ii) $18,996 of stated value of Series I Preferred Stock. Following this exchange, Laurus owned a total of $1,261,266 of stated value of Series G Preferred Stock and $6,374,984 of stated value of Series I Preferred Stock. As a result of the payment of the Shares, a total of $213,750 was applied to pay the monthly redemption payments owing under the Preferred Stock in chronological order as follows: (i) the entire monthly redemption amounts ($27,822 per month) owing under the Series G Preferred Stock for the months of February through August, 2007 (for a total of $194,754), and (ii) $18,996 of the redemption amount owing under the Series I Preferred Stock for the month of August, 2007.

On June 28, 2007, the Company entered into a Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of two million (2,000,000) shares of Common Stock in exchange for and cancellation of $204,400 stated value of Series G and Series I Preferred Stock held by Laurus. On July 5, 2007, the Company entered into a second Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of another two million (2,000,000) shares of Common Stock in exchange for and cancellation of another $204,400 stated value of Series G and I Preferred Stock. As a result of these two transactions, a total of $408,800 of Series G and Series I Preferred Stock have been redeemed and this dollar amount will be applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing in August, the entire September and October monthly redemption payments and a portion of the November monthly redemption payment are canceled.
On July 5, 2007, the Company and Laurus entered into a Securities Purchase Agreement (“SPA”) which provides for the issuance from time to time of up to $3.5 million shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”). Pursuant to the SPA, the Company’s Board of Directors created a new Series J Cumulative Convertible Preferred Stock, with a stated value of $1,000 per share, and authorized sale and issuance from time to time of up to 3,500 of such shares. Pursuant to the SPA, purchases by Laurus of shares of Series J Preferred Stock will be made from time to time in such amounts and at such times as Laurus may determine in its sole discretion. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum and is convertible into shares of the Company’s Common Stock at a conversion price equal to lesser of (i) $0.15 or (ii) the equivalent price at which Laurus has most recently exchanged shares of Common Stock for shares of Series G and I. In the event that any shares of Series J Preferred Stock remain outstanding on the second anniversary of the issuance of such shares, such shares must be redeemed in cash by the Company. The Series J Preferred Stock also provides that the Company can force the conversion of the Series J Preferred Stock at $0.50 per share if the bid price of the Company’s Common Stock for ten consecutive trading days equals or exceeds $0.50 per share and the trading volume during such ten day period exceeds 100,000 shares per day. The provisions of the Series J Preferred Stock restrict Laurus from converting into shares of Common Stock if Laurus would have beneficial ownership of more than 9.99% of the Company.
The SPA also provided that a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares. See Note (9) Equity Transactions.
The Company agreed that it would file a Form S-1 Registration Statement with the SEC to register the resale of the shares of Common Stock issuable on conversion of the Series J Preferred Stock within 60 days after an aggregate of $1 million of Series J Preferred Stock has been sold. The Company agreed to use its best efforts to obtain effectiveness of the registration statement within 120 days after filing with the SEC and to pay a penalty equal to one percent (1%) per month for a maximum of eight months if the registration statement is not filed or declared effective within the required deadlines.
On July 5, 2007, Laurus purchased 408.8 shares of Series J Preferred Stock (with a stated value per share of $1,000) for gross proceeds of $408,800. The shares of Series J Preferred Stock issued in this transaction have a conversion price of $0.1022 per share (the price at which Laurus had most recently received shares of Common Stock in exchange for its Series G and Series I Preferred Stock). In connection with the sale of the Series J Preferred Stock, the Company paid Midtown Partners & Co., LLC (“Midtown”) a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant.

Working Capital Line. In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (2003 Working Capital Line) with Laurus. The term of the 2003 Working Capital Line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line) (see below). The 2003 Working Capital Line allowed the Company to borrow from time-to-time up to 85% of eligible accounts receivable of the Company to a maximum of $3 million. Advances in excess of this formula were allowed, however, with the consent of Laurus. Laurus could convert any portion of the principal outstanding to common stock at a fixed price per share (Conversion Price) any time the market price of the Company’s common stock was in excess of the Conversion Price. The Company could convert a portion of the principal outstanding to common stock at the Conversion Price if the market price of the Company’s common stock averaged 118% of the Conversion Price or higher for 22 consecutive trading days. The initial terms of the 2003 Working Capital Line provided that after $2 million of conversions into equity, the Conversion Price would be increased. The Conversion Price initially was $.92, but was increased to $2.85 in January 2004 after $2 million of the 2003 Working Capital Line had been converted.
The interest rate on the 2003 Working Capital Line was equal to the prime rate plus 0.75 percent, subject to a floor of 5.00 percent. The 2003 Working Capital Line required that the Company’s quick ratio, as defined, be 0.90 or higher. The quick ratio was defined as the sum of cash and accounts receivable divided by the sum of current liabilities, exclusive of current liabilities of discontinued operations.
On March 28, 2006, the Company and Laurus replaced the 2003 Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25% at June 30, 2007) plus 2 percent. Accrued interest is payable monthly. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line terminates in March 2008. As of June 30, 2007, and December 31, 2006, there was $683,761, and $1,422,428, respectively, outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance, all of which is included in current liabilities on the accompanying Consolidated Balance Sheet.
Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica will require the Company to set aside the amount of the letter of credit. The Company’s cash has fallen below this requirement, but the Company has not set aside the amount of the letter of credit. Should the Company default on its lease obligations, the Landlord would collect on the letter of credit. Comerica, most likely, would pursue a legal remedy to collect the $128,645.
Cash Used in Operations. Net cash used from continuing operations was $534,826 for the six months ended June 30, 2007 compared to $4,978,434 for the six months ended June 30, 2006. The loss net of non-cash items (depreciation, amortization, change in fair value of derivative liability, debt discount, stock-based compensation expense, services received in exchange for common stock or options and asset write-downs) was $1,708,563 and $5,294,976 for the six months ended June 30, 2007 and 2006, respectively. The lower use of cash related to the loss net of non-cash items in 2007 is primarily due to reduced headcount and expenses in 2007 compared to 2006. Product development expenditures will continue to be significant in 2007 as the Company brings its new products to market, particularly BioSentry. Favorably impacting cash flow from operations in 2007 was a decrease in accounts receivable of $1,094,098, primarily related to the receipt of funds from the NAVAIR Contract. Negatively impacting cash flow from operations in 2007 and 2006 was a decrease in billings in excess of cost incurred of $1,312,196 and $559,278, respectively, primarily related to the NAVAIR Contract.

Cash Generated (Used) in Investing Activities. For the six months ended June 30, 2007, cash used in investing activities was $36,523 compared to $71,735 for the six months ended June 30, 2006.
Cash Provided (Used) in Financing Activities. For the six months ended June 30, 2007, cash provided by financing activities was $125,614 compared to $2,854,729 provided for the six months ended June 30, 2006. Net proceeds from the sale of common stock were $384,182 and $1,336,474 in 2007 and 2006, respectively. Preferred stock dividends paid in 2007 and 2006 were $270,244 and $302,938, respectively.
Commitments
Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of June 30, 2007 are as follows (2007 is for six months) (unaudited):

	2007	2008	2009	2010	2011	Thereafter	Total
Leases	$358,667	$530,495	$373,797	$371,233	$384,494	$331,020	$2,349,706
Deferred compensation	65,000	130,000	65,000	—	—	—	260,000

	$423,667	$660,495	$438,797	$371,233	$384,494	$331,020	$2,609,706

The leases are primarily for facilities. The deferred compensation is presented at the total amount to be paid, whereas the liability has been discounted for financial reporting purposes.
Preferred Stock Redemption Obligations
Excluded from the above table are redemption obligations under Series G and I Preferred Stock. If not previously converted, the Series G, I and the new Series J Preferred Stock must be redeemed by the Company as follows:

	Gross
	Amount
	Outstanding
	at June	Scheduled Redemptions
Description	30, 2007	2007	2008	2009	Total

Series G Preferred	$1,227,834	$77,846	$1,149,978	$—	$1,227,834
Series I Preferred	$6,198,406	415,316	5,783,090	—	6,198,406

		$493,162	$6,933,068	$—	$7,426,240

Line of Credit
On March 28, 2006, the Company and Laurus replaced the 2003 Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants The interest rate on the 2006 Working Capital Line is equal to the prime rate (8.25% at June 30, 2007) plus 2 percent. Accrued interest is payable monthly. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (Overadvance). The 2006 Working Capital Line terminates in March 2008. As of June 30, 2007, and December 31, 2006, there was $683,761, and $1,422,428, respectively, outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance all of which is included in current liabilities on the accompanying Consolidated Balance Sheet.
Secured Promissory Note
On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock. The terms of this transaction provide for the following: 1) the Note accrues interest at the rate of the prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on April 13, 2008, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) The obligations under the Securities Purchase Agreement and Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) The Warrant has a term of ten years and an exercise price of $0.01 per share and contains a covenant by Laurus not to sell the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of June 30, 2007, $750,000 was outstanding pursuant to the Note. The amount outstanding at June 30, 2007 is included within Current Liabilities, “Working Capital Line of Credit, Net” on the accompanying Consolidated Balance Sheet and is excluded from the above table.

Derivative Warrants
As of June 30, 2007, certain warrants were being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. The Company granted the warrant holders certain registration rights. In accordance with SFAS No. 133, the warrants are valued at each reporting period. Changes in fair value are recorded as an adjustment to fair value of derivative in the statement of operations. The outstanding warrants were fair valued on the date of the transaction at $2,210,031 and the Company, in accordance with SFAS No. 133, revalued the warrants on June 30, 2007; as a result of the revaluation, the Company recorded a change in fair value of derivative liability of $683,797 in the consolidated statement of operations. See Footnote (9) — Derivative Liability.
Net Operating Loss Carryforward
At December 31, 2006, the Company had approximately $58 million of Federal net operating loss carryforwards subject to certain annual limitations, which expire from 2006 through 2026. To the extent the Company has taxable income in the future, these carryforwards may be used by the Company to reduce its cash outlay for taxes.
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
Management performed an interim evaluation of goodwill as of June 30, 2004 following notification that no additional funding of the DARPA Contract was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004, December 31, 2005, June 30, 2006, and December 31, 2006. Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. With the discontinuance of the Microelectronics Division, the Company now has two business units. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and was allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the future laser based products to be performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.
The discounted cash flow analysis is based on a 7-year projection of revenue, operating expenses, capital expenditures, and working capital requirements and a continuity value of 5 times the 7th year cash flow. The discount rate used for the most recent analysis was 30%, taking into account the risk of the new products. Sensitivity analysis is also performed to determine the appropriateness of the assumptions used in the discounted cash flow analysis. As a majority of the Company’s expected revenues in the future are based on products that are currently under development, the Company estimates the expected revenues based on its current knowledge of the market and our expectations of successfully penetrating those markets.
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
Derivatives
Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities” requires measurement of certain derivative instruments at their fair value for accounting purposes. In determining the appropriate fair value, we use the Black-Scholes Option Pricing Formula (“Black-Scholes model”) where applicable. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowings under our $3 million Working Capital Line and Preferred Stock, both of which bear interest and dividends, respectively, based on the prime rate. As of June 30, 2007, we had $683,761 outstanding under the Working Capital Line and $7,426,240 million of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease in interest and dividends of approximately $100,000 on an annual basis.
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
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of June 30, 2007 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.
In February and March 2007, the Company’s Chief Financial Officer, Corporate Controller and Audit Committee Chairman resigned. Although the Company has replaced the Chief Financial Officer and has engaged contract accounting personnel, the learning curve of the replacements will impact the Company internal control over financial reporting until those individuals become more familiar with the Company’s operations.

Material weaknesses in internal control over financial reporting have been identified by the Company’s independent registered public accounting firm during the December 31, 2006 audit process. They identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit. Management has taken recent actions to replace these positions; however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediation.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
As reported previously, in March 2007 MP Holdings, LLC commenced legal action against JSI Microelectronics, Inc., the Company’s wholly-owned subsidiary, to terminate the lease of the premises located in Sacramento County. Since JSI Microelectronics had already vacated the premises and has no material assets, no action was taken by the Company to resist this legal action. In July 2007, McClellan Business Park, LLC, the landlord’s predecessor in interest filed a Complaint seeking recovery of damages in the amount of $190,350, plus interest, for past rent and tenant improvement reimbursements, as well as damages for the remaining obligations under the lease for the remainder of the lease term in the approximate amount of $354,073 less amounts avoided by the landlord, attorneys fees and other costs. JMAR Technologies, Inc. is not a party to this lease and is not a guarantor on this lease and believes it has no legal responsibility for the obligations of JSI Microelectronics, Inc. JMAR has not been named in this lawsuit.
Ray L. Hellwig Plumbing & Heating is the plaintiff in a lawsuit against JMAR, JSI Microelectronics, Inc. and JMAR Precision Systems, Inc. to recover $159,198 in amounts alleged to be owed by the defendants in connection with work performed by the plaintiff for JSI Microelectronics, Inc. JMAR Technologies, Inc. is not a party to a contract with the plaintiff and believes it has no legal responsibility for the obligations of JSI Microelectronics, Inc.
Item 1A. Risk Factors
In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2006 for a description of other risk factors relevant to the Company’s business and investment in the Company’s securities.
Our cash requirements are significant and the failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
Our cash requirements have been and will continue to be significant. Our net cash used from continuing operations for the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005 was $534,826, $4,752,912 and $4,806,376, respectively. These negative cash flows are primarily related to operating losses, and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2007 and the Company will require additional financing for working capital requirements for the remainder of 2007 and to continue the development of some of our emerging new products. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.

In order to complete significant additional financings, we will be required to obtain the approval of our shareholders to increase the number of authorized shares of capital stock.
In order to complete significant additional financings using our equity, we will have to increase the number of authorized shares of our capital stock. In order to do so, we intend to file a proxy statement in the near future to seek shareholder approval for such an increase. There can be no assurance that our shareholders will approve this increase and the failure to obtain such approval will have a significant adverse effect on the Company ability to raise cash in the future.
Our continuing decline in revenues and our net and operating losses are significant and could have an adverse impact on our stock price.
Our revenues, exclusive of discontinued operations, for the six months ended June 30, 2007 and for the years ended December 31, 2006 and 2005 were $2,325,660, $4,857,092 and $5,764,252, respectively. Our net loss for the six months ended June 30, 2007, and for the years ended December 31, 2006 and 2005 was $868,923, $13,106,681 and $8,032,803, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.
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
Material weaknesses in our internal control over financial reporting and in our disclosure controls existed as of December 31, 2006 and continue to exist as of June 30, 2007 with regard to 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignations of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit. Management has taken recent actions to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediate. See “Item 4 — Controls and Procedures” for a more complete description of this material weakness.
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
As of August 20, 2007, we had outstanding 48,134,029 shares of common stock. Substantially all of the outstanding shares of the Company’s common stock are freely tradable without restriction or further registration under the Securities Act. Affiliates may sell the shares they own pursuant to Rule 144, subject to certain notice filing and volume limitations.

As of August 20, 2007, there were 17,443,728 shares of common stock subject to issuance upon exercise of outstanding options and warrants. As of August 20, 2007, we had outstanding $7,684,250 stated value of Series G, I and J Convertible Preferred Stock. Shares of Series G, I and J are convertible into shares of common stock at conversion prices ranging from $0.1022 to 2.00 per share. Subject to a contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock is convertible into a total of 20,065,472 shares of Common Stock. In addition, in July, 2007, Laurus agreed that the shares of Series J preferred stock issued in July and August and shares of Series I the conversion prices of which had been reduced in July and August cannot be converted into common stock unless the Company’s shareholders have approved an increase in the Company’s authorized common shares.  Notwithstanding these stated conversion prices, we have in the past and will continue to issue shares of Common Stock to Laurus in exchange for shares of Series G and I Preferred Stock at prices which are at a discount to the current market prices for our shares of Common Stock and may continue to reduce the conversion price of existing preferred stock. These issuances have resulted and will result in substantial dilution.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) (i)	Director Fees: In April 2007, the Company issued 13,636 shares of common stock to its two outside Board Members in payment of $1,500 of the quarterly retainer for each of the outside Board Members (except for Mr. Dickinson who received payment in shares for the full $3,000 retainer). In April 2007, the Company issued 27,273 shares of common stock to three of its three outside Board members in payment of $2,000 of the meeting fee for a Board of Directors meeting in April 2007. Also in April 2007, the Company issued 18,799 shares of common stock to the Chairman of the Board in payment of his $2,000 per month Chairman’s fee for the months of March and April. In June 2007, the Company issued the outside directors: 1) 46,846 shares of common stock to Mr. Dickinson in payment for the June Board meeting fee, his Chairman’s fee for May and June and meeting-related expenses; and 2) 13,333 shares of common stock to each of Mr. Ressler and Gilman for their June Board meeting fee. The Company valued the stock based on the fair value on the date of issuance.

(a) (ii)	Stock Awards to Key Employees: In April 2007, the Company issued a total of 123,333 shares of common stock from the 2006 Equity Incentive Plan to three executive officers and a key employee under an executive bonus plan that was approved by the Board’s Compensation Committee in February 2007. In June 2007, the Company issued a total of 313,333 shares to four of its executive officers as awards under the 2006 Equity Incentive Plan.

(a) (iii)	Option Awards: In April 2007, the Compensation Committee granted an option to purchase 50,000 shares to the Company’s Chief Financial Officer under the Company’s 2006 Equity Incentive Plan.

(a) (iv)	On May 16, 2007, the Company entered into a Consulting Agreement with Market Broker Relations which provided for the issuance of 150,000 shares of common stock and a warrant for 150,000 shares in payment for services to be rendered under the agreement.
All of the foregoing transactions were exempt under Section 4(2) of the Securities Act of 1933.
Item 6. Exhibits.

Exhibit 3.1	Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series J Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8K filed on July 17, 2007)

Exhibit 4.1	Warrant, dated April 11, 2007, for the purchase of 7,597,750 shares issued to Laurus Master Fund, Ltd. (“Laurus”)

Exhibit 10.1	Securities Purchase Agreement, dated April 11, 2007, between the Company and Laurus. ($750,000 loan)

Exhibit 10.2	Term Note, dated April 11, 2007, executed by the Company in favor of Laurus.

Exhibit 10.3	Registration Right Agreement, dated April 11, 2007, between the Company and Laurus.

Exhibit 10.4	Securities Exchange Agreement, dated April 23, 2007, between the Company and Laurus.

Exhibit 10.5	Consulting Agreement, dated May 8, 2007, between the Company and Market Broker Relations.

Exhibit 10.6	Securities Exchange Agreement, dated June 28, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on July 17, 2007).

Exhibit 10.7	Securities Exchange Agreement, dated July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on July 17, 2007).

Exhibit 10.8	Securities Purchase Agreement, dated July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on July 17, 2007).

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.
August 28, 2007	By:	/s/ C. Neil Beer
C. Neil Beer, Chief Executive Officer
and Chief Accounting Officer

	By:	/s/ I. Michael Sweatman
I. Michael Sweatman, Chief Financial Officer