Form 10-Q
period 2007-09-30
JMAR TECHNOLOGIES INC
filed 2007-11-19
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 30, 2007
Commission File Number 1-10515
JMAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	68-0131180 (I.R.S. employer
incorporation or organization)	identification number)
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
Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 13, 2007).
Common Stock, $.01 par value: 52,892,580 shares

INDEX

(
		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets — September 30, 2007 (unaudited) and December 31, 2006	2

	Consolidated Statements of Operations (unaudited) — Three months and nine months ended September 30, 2007 and 2006	3

	Consolidated Statements of Cash Flows (unaudited) — Nine months ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	N/A

Item 4.	N/A

Item 5.	N/A

Item 6.	Exhibits	32

PART I — FINANCIAL INFORMATION
JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2007 and December 31, 2006

	September 30,
	2007 (Unaudited)	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$138,541	$696,546
Accounts receivable, net	95,748	974,886
Unbilled receivables	22,164	249,099
Inventories, net	452,340	519,400
Net current assets of discontinued operations	546,387	45,963
Prepaid expenses and other	82,821	255,147
Total current assets	1,338,001	2,741,041
Property and equipment, net	744,347	1,027,239
Intangible assets, net	1,790,926	1,759,454
Restricted cash	6,437,408	—
Other assets	217,105	443,082
TOTAL ASSETS	$10,527,787	$5,970,816

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$993,480	$1,054,558
Accrued liabilities	427,941	618,794
Accrued payroll and related costs	123,599	451,912
Billings in excess of costs	—	1,418,372
Working capital line of credit, net	504,692	1,059,355
Current portion of notes payable and other liabilities, net	98,110	207,710
Net current liabilities of discontinued operations	1,292,899	538,636
Deferred rent	49,429	49,429
Derivative liability	8,899,859	—
Total current liabilities	12,390,009	5,398,766

Term notes, net of debt discounts	187,500	—
Notes payable and other long-term liabilities, net of current portion	289,217	413,694
Notes payable and other long-term liabilities of discontinued operations, net of current portion	89,209	89,209
Total liabilities	12,955,935	5,901,669

Redeemable convertible preferred stock, 744,709 shares issued and outstanding as of September 30, 2007 and 785,000 at December 31, 2006, net of amortized discount of $1,858,601 and $2,440,473, respectively	5,825,649	5,409,527
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized; 744,709 shares issued and outstanding as of September 30, 2007 and 785,000 at December 31, 2006 included in redeemable convertible preferred stock above	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 52,892,580 shares issued and outstanding as of September 30, 2007, and 39,535,615 shares issued and outstanding as of December 31, 2006	528,927	395,356
Additional — paid in capital	85,044,474	84,077,547
Committed common stock	18,300	—
Accumulated deficit	(93,845,498)	(89,813,283)
Total stockholders’ deficit	(8,253,797)	(5,340,380)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,527,787	$5,970,816
The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006
and Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues	$93,306	$524,244	$433,102	$1,036,069
Costs of revenues	86,218	351,960	312,556	735,622
Gross profit	7,088	172,284	120,546	300,447
Operating expenses:
Selling, general, and administrative	667,674	763,304	2,474,539	3,720,314
Research and development	63,431	493,854	479,609	2,309,043
Impairment of long lived assets	-		125,117	39,067
Total operating expenses	731,105	1,257,158	3,079,265	6,068,424

Operating loss from continuing operations	(724,017)	(1,084,874)	(2,958,719)	(5,767,977)
Interest and other income	73,882	1,941	122,426	53,061
Interest and other expense	(5,883,261)	(125,537)	(7,331,001)	(272,273)
Change in fair value of derivative liability	5,748,355	-	6,432,152	-
Other income	708	-	531,167	-
Loss from continuing operations	(784,333)	(1,208,470)	(3,203,975)	(5,987,189)

Income/ (loss) from discontinued operations, net of tax	(108,766)	(1,533,318)	576,616	(1,603,839)

Net loss	(893,099)	(2,741,788)	(2,627,359)	(7,591,028)

Deemed preferred stock dividends	(578,467)	(314,499)	(1,404,850)	(969,169)
Loss applicable to common stock	$(1,471,566)	$(3,056,287)	$(4,032,209)	$(8,560,197)

Basic and diluted loss per share applicable to common stock	$(0.03)	$(0.08)	$(0.09)	$(0.22)

Shares used in computation of basic and diluted loss per share	50,091,351	39,402,008	44,821,188	39,356,693

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(3,203,975)	$(5,987,189)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	250,592	354,383
Change in fair value of derivative liability	(6,432,152)	—
Amortization of debt discount and beneficial conversion feature	6,992,835	—
Stock based compensation expense	141,420	287,989
Services received in exchange for common stock/ warrants	232,018	109,938
Services received in exchange for committed common stock	18,300	—
Impairment of long lived assets	125,117	39,067
(Increase) decrease in:
Accounts receivable and unbilled receivables	288,656	(192,844)
Inventories	(217,182)	(96,066)
Prepaid expenses and other	96,209	(193,045)
Accounts payable	417,122	(36,716)
Accrued liabilities	(475,368)	(275,068)
Billings in excess of costs incurred	—	156,030
Net cash used from continuing operations	(1,766,408)	(5,833,521)
Income from discontinued operations	576,616	(1,603,839)
Changes in net assets and liabilities of discontinued operations	(583,966)	944,795
Net cash used in operating activities	(1,773,758)	(6,492,565)

Cash flows from investing activities:
Capital expenditures of continuing operations	(9,989)	(29,598)
Additions of intangible assets from continuing operations	(43,571)	(61,274)
Capital expenditures of discontinued operations	—	(5,298)
Net borrowings on notes receivable	11,570	—
Net cash provided by (used in) investing activities	(41,990)	(96,170)

Cash flows from financing activities:
Net (repayments)/borrowings on term notes and line of credit	7,107,949	2,998,910
Net proceeds from the issuance of common stock	384,183	1,334,413
Increase in restricted cash	(6,437,408)	—
Cash payment of preferred stock dividends	(430,861)	(466,916)
Issuance of preferred stock	643,594	—
Net cash provided by financing activities	1,267,457	3,866,407

Net (decrease) in cash and cash equivalents	(548,291)	(2,722,328)
Cash and cash equivalents, beginning of period	686,832	5,028,346
Cash and cash equivalents, end of period	$138,541	$2,306,020
Cash paid for interest	236,102	80,132

Supplemental Disclosure of Non Cash Activity:

For the nine months ended September 30, 2007:
Prepayment of deferred compensation proceeds from cash surrender value of life insurance	$123,459
Conversion by Company of previously existing Series G & I Preferred Stock into 7,600,000 shares of common stock in the last and current quarter. (See Note 10)	$739,663
In conjunction with the exchange of preferred stock to common stock, the recognition of the excess fair value of the common stock over the carrying amount of the preferred stock as a deemed dividend. (See Note 10)	$476,337
Deemed preferred stock dividends	$497,657
Issuance of committed Series J Preferred Stock (see Note 10)	$708,800
Establishment of derivative liability in conjunction with the issuance of Series J Preferred Stock (see Note 9)	$8,250,000

For the nine months ended September 30, 2006:
Fair value of warrants issued in connection with the 2006 working capital line of credit (see Note 8)	$471,926
Discount recorded representing the difference between the fair value of the convertible preferred stock and warrants immediately prior to and after the March 28, 2006 amendment. (see Note 8)	$2,210,031

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

JMAR is a late-stage technology company with expertise in the development and early commercialization of detection and  laser-based technologies  for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research in developing a portfolio of products with market applications in high interest areas such as defense, homeland security, hazardous materials detection and biological monitoring, while continuing to carry out research and development. JMAR’s BioSentry™ product is a contamination warning system for waterborne microorganisms. BioSentry uses laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms.

JMAR’s pursuit of cutting-edge products includes a new initiative, the double pulse (DP) plasma laser, which (based on its exceptional beam quality) is funded by a phase II contract from the Army Research Laboratory to enable stand-off laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma at targeted substances such as explosives and drugs are detected and analyzed by an optical spectrometer to provide identification of the target material. JMAR’s DP-LIBS laser is based on a redesign of its patented BriteLight™ laser, a stand-alone product as well as the x-ray light source in nanolithography systems and x-ray microscopy.

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K  for the year ended December 31, 2006. Amounts related to disclosures of December 31, 2006 balances within these interim statements were derived from that Form 10-K. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $2,627,359, $13,106,681 and $8,032,803 for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005, respectively, and losses are expected for the foreseeable future. In addition, our revenues from continuing operations declined to $1,620,865 from $1,675,163 for the years ended December 31, 2006 and 2005, respectively. We had negative operating cash flow from continuing operations for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005 of $1,766,408, $6,595,411 and $4,806,376, respectively. Our cash requirements have been and will continue to be significant. We will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) interest cost on financing; 4) preferred stock dividends; 5) preferred stock redemptions and 6) other working capital needs. Assuming the availability of draw-downs under the loan facility entered into with Laurus Master Fund, Ltd. (“Laurus”) in September 2007  (the “$7,500,000 Laurus Note”) (See Note 8 –Line of Credit and Notes Payable) management believes that the Company has, adequate resources to fund its operations through September 30, 2008. The Company will require additional draw-downs under the Laurus Note to continue the development of some of its emerging new products and for working capital requirements in 2007 and 2008. There are no assurances that funds will be available under the $7,500,000 Laurus Note, due to Laurus’ requirement to approve every drawdown. Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise funds in 2007 and 2008. Management believes, but cannot assure, that the Company will be able to raise additional funds through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets.

Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract revenue generated earnings to support the Company’s new product development and commercialization work, the time necessary for it to begin generating significant revenue from those new products, and the significant administrative cost of being a small public company. There can be no assurance that the Company’s revenues will grow or that the Company will successfully implement its plans. Additionally, there can be no assurance that additional suitable financing will be available on acceptable terms, on a timely basis, or at all.

(2)	Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit plan and other postretirement plans as an asset or liability on its balance sheet and recognize changes in its funded status in the year in which the change occurs through accumulated other non-owner changes in equity. We do not expect the adoption of SFAS 158 to have an impact on our results of operations or financial condition.

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

The Company has six stock — based compensation plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are shareholder-approved and are the only plans of the six stock plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 are compensation charges as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Compensation	$35,616	$85,178	$141,420	$287,989
Selling, general, & administrative	33,874	64,043	133,410	238,559
Research and development	1,742	21,135	8,010	49,430

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

A summary of option activity under all of the above plans as of September 30, 2007 and 2006, and changes during the nine months then ended is presented in the table below:

	2007				2006
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value	Shares	Price	Life	Value
Outstanding at beginning of period	2,329,054	$2.71	6.5	—	3,162,610	$2.11	—	—
Granted	50,000	$0.22	9.5	—	394,095	$0.75	—	—
Exercised	—	—	—	—	(65,700)	$1.09	—	—
Forfeited	(944,674)	$2.68	—	—	(1,088,617)	$1.29	—	—
Outstanding at 9/30/07	1,434,380	$1.90	3.9	—	2,402,388	$2.71	5.1	—
Vested and Expected to Vest	1,429,380	$1.90	3.9	—	2,379,054	$2.77	5.0	—
Exercisable at 9/30/07	1,134,368	$2.35	6.2	—	1,703,758	$2.47	3.3	—

A summary of the status of the Company’s non vested options at September 30, 2007 and 2006, and changes during the nine months ended September 30, 2007 and 2006, is presented below:

	2007		2006
		Weighted		Weighted
		average		average
		grant-date		grant-date
	Shares	fair value	Shares	fair value
Non-vested at December 31,	623,762	$1.02	815,657	$1.21
Granted	50,000	$0.18	394,095	$0.48
Vested	(181,998)	$0.80	(219,456)	$1.27
Forfeited	(191,752)	$0.84	(291,666)	$1.00
Non-vested at September 30,	300,012	$1.13	698,630	$0.90

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2007 and 2006 was $.0, $.18, $.53 and $.48, respectively. There were no options exercised in the three and nine months ended September 30, 2007. The stock based compensation unrecognized expense for future periods as of September 30, 2007 is approximately $190,843 with a weighted average remaining vesting period of .92 years.

(4)	Accounts Receivable

At September 30, 2007 and December 31, 2006, accounts receivable consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Billed	$95,748	$1,402,953
Unbilled	22,164	249,099
	117,912	1,652,052
Less-allowance for doubtful accounts	--	(428,067)
	$117,912	$1,223,985

All unbilled receivables at September 30, 2007 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at September 30, 2007 relates to the normal billing cycle and timing of billings. The allowance for doubtful accounts primarily relates to accounts receivable from FemtoTrace, Inc.

(5)	Inventories

Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2007 and December 31, 2006, inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Raw materials, components and sub-assemblies	$27,126	$136,811
Work-in-process	207,093	174
Finished goods	229,179	392,683
	463,398	529,668
Less-reserve for excess and obsolete inventory	(11,058)	(10,268)
	$452,340	$519,400

(6)	Property and Equipment

At September 30, 2007 and December 31, 2006, property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)
Equipment and machinery	$2,684,910	$2,641,660
Software	434,096	599,752
Furniture and fixtures	220,796	280,229
Leasehold improvements	607,766	652,401
	3,947,568	4,174,042
Less-accumulated depreciation	(3,203,221)	(3,146,803)
	$744,347	$1,027,239

Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlords. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the leases. Of the net remaining deferred rent of $251,262, $201,833 is included in notes payable and other long-term liabilities and the balance of $49,429 is included in deferred rent in current liabilities on the accompanying Consolidated Balance Sheet as of September 30, 2007.

(7)	Segment Information

Until the quarter ended September 30, 2006, JMAR conducted its operations in the following three business segments: Research Division/Vermont Operations, Microelectronics Division and Sensor Products Group. The Microelectronics Division is reflected as discontinued operations and, accordingly, is no longer reflected as a segment. The table below shows the Research Division and Vermont Operations separately in order to provide additional disclosure the Company feels is relevant. The Vermont Operations were closed on October 16, 2007 and the net assets are subject to a preliminary asset purchase agreement with a third party. See Note 13 - Subsequent Events for additional information.

Research Division/Vermont Operations

Research Division — Located in San Diego, California, the Research Division carries out contract research and development involving JMAR’s patented high brightness, short-pulse, diode pumped solid state lasers (BriteLight™) and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D has been funded by contracts from the Department of Defense. The Research Division shifted its historic focus on x-ray lithography light source R&D and equipment development in 2004 when it embarked on an effort to identify additional uses for its laser and LPP technologies. As a result of this business shift, the Research Division developed soft x-ray prototype products including the certain (XRM) technology. This XRM technology was sold to Gatan, Inc in May 2007 in exchange for a compensation package of cash, royalties, and an exclusive laser supplier agreement on future commercial XRM sales. In conjunction with the sale of the XRM technology, the Company recorded a gain of $530,459 as other income in the accompanying statement of operations.

Also in May 2007, the Research Division successfully demonstrated a double pulse (DP) plasma laser under its Phase II SBIR contract with the Army Research Laboratory. This significant advance produces an intense plasma at a specified stand-off distance, enabling the application of laser-induced breakdown spectroscopy (LIBS) and related techniques for the detection and identification of explosives and drugs. JMAR is designing two DP-LIBS prototype versions, man-portable and vehicle-mounted. New products developed at the Research Division, leading to volume sales, will be outsourced to contract manufacturing. During the nine months ended September 30, 2007, and 2006, the Research Division, combined with Vermont Operations, accounted for 60% and 94%, respectively, of the Company’s revenues.

Vermont Operations — The Vermont Operations were closed on October 16, 2007 and the net assets are subject to an asset purchase agreement (See Note 13 - Subsequent Events for additional information). Located in South Burlington, Vermont, the Vermont Operations carried out contract research and development for DARPA and NAVAIR involving advanced materials, nanolithography, semiconductor memory chip designs and served as JMAR’s manufacturing arm for the BioSentry™ product. The Biosentry product inventory is being transferred to the Company’s San Diego, California operation.

Sensor Products Group

This segment’s first product is the BioSentry™ sensor, a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities. We installed a new unit  this quarter at the Vitens water municipality in the Netherlands, our second installation in Europe. During the nine months ended September 30, 2007 and 2006 the Sensor Products Group accounted for 40% and 6%, respectively, of the Company’s revenues.

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

Segment information for the three and nine months ended September 30, 2007 and 2006 is as follows (excluding discontinued operations):

	Research Division	Sensor Products Group	Corporate	Total
Nine Months Ended September 30, 2007
Revenues	$261,033	172,069	$—	$433,102
Asset writedowns	(117)	(125,000)		(125,117)
Operating (loss) profit	(594,034)	(1,277,752)	(1,086,933)	(2,958,719)
Total assets	1,102,807	1,649,648	7,775,332	10,527,787
Capital expenditures	—	—	—	—
Depreciation & amortization	56,048	16,723	177,821	250,592
Three Months Ended September 30, 2007
Revenues	53,184	40,122	—	93,306
Asset writedowns	—	—	—	—
Operating (loss) profit	(169,494)	(276,739)	(277,784)	(724,017)
Capital expenditures	—	—	—	—
Depreciation & amortization.	17,733	861	67,008	85,602

Nine Months Ended September 30, 2006:
Revenues	$972,783	$63,286	$—	$1,036,069
Operating loss	(1,313,657)	(3,146,838)	(1,307,482)	(5,767,977)
Asset writedowns	(34,420)	(4,647)	—	(39,067)
Total assets	1,278,461	1,657,294	9,740,048	12,675,803

Capital expenditures	—	12,360	17,238	29,598
Depreciation & amortization	72,603	23,019	258,761	354,383

Three Months Ended September 30, 2006:
Revenues	484,359	39,885	—	524,244
Operating (loss) profit	(165,898)	(926,079)	7,103	(1,084,874)
Capital expenditures	—	2,415	—	2,415
Depreciation & amortization	23,256	11,068	71,320	105,644

Sales to the United States Government totaled $53,184, $241,533, $335,649 and $742,471 for the three and nine months ended September 30, 2007 and 2006, respectively.

Sales to the United States Government totaled $335,649, $742,471, $1,131,299 and $2,979,153 for the three and nine months ended September 30, 2006 and 2005, respectively.

(8)	Line of Credit and Notes Payable and Letter of Credit

Letter of Credit  In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica could require the Company to set aside the amount of the letter of credit. The Company’s cash has fallen below this requirement, but the Company has not set aside the amount of the letter of credit. Should the Company default on its lease obligations, the Landlord would collect on the letter of credit. Comerica, most likely, would pursue a legal remedy to collect the $128,645.

Lines of Credit  In March  2006, the Company entered into a new working capital with Laurus Master Fund Ltd. (“ Laurus”) which replaced an earlier working capital line provided by Laurus with the 2006 Working Capital (the “2006 Working Capital Line”). The  2006 Working Capital Line is evidenced by a Revolving Fixed Price Convertible Note (the “2006 Secured Revolving Note”) which allowed the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provided for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent (10.25% as of September 30, 2007).  As amended by the Omnibus Amendment, dated September 12, 2007, the 2006 Working Capital Line terminates in August 2009 (See below in this Note 8). As of September 30, 2007, there was $649,911 outstanding under the 2006 Working Capital Line, including a $210,295 Overadvance.

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

Term Notes  On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“the “750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock (See Note 9 — Derivative Liability – Warrants Attached to Debt). The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on April 13, 2008, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however,  Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of September 30, 2007, $750,000 was outstanding pursuant to the $750,000 Note. For derivative liability arising out of warrants attached to the $750,000 Note, see Note 9 - Derivative Liability, warrants attached to debt.

In connection with the $750,000 Note, the Company agreed to issue 461,539 shares of restricted common stock in payment of a fee to Midtown Partners & Co., LLC (“Midtown”) and issued those shares in the third quarter of 2007.

On September 12, 2007, the Company entered into a Securities Purchase Agreement (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007, with Laurus and related agreements. Pursuant to the “September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note ("the $7,500,000 Term Note") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock. The maturity date of the $7,500,000 Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7,500,000 Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7,500,000 Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899.39 of the proceeds of the $7,500,000 Term Note were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus Capital Management, LLC, was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

The September 2007 Warrants have an exercise price of $0.01 per share and a term of ten years. In no event may the September 2007 Warrants be exercised in excess of the number of shares which would cause the total number of issued and outstanding shares of the Company’s Common Stock plus the number of shares of Common Stock reserved for issuance under all outstanding options, warrants (including the September 2007 Warrants) and preferred stock to exceed the number of the Company’s authorized shares of Common Stock. The Company’s current authorized number of shares is 80,000,000 shares. Pursuant to the September 2007 SPA, the Company agreed that on or before March 5, 2008 it will seek and have obtained shareholder approval and will have amended its certificate of incorporation to increase its authorized Common Stock to no less than 300,000,000 shares. A failure to increase the Company’s authorized shares to at least 300,000,000 shares on or before such date will constitute an event of default under the $7,500,000 Term Note.

Under the September 2007 SPA, the Company also agreed to pay Laurus a monthly royalty payment equal to (x) two percent (2.0%) of all gross receipts of the Company arising from sales, licenses or royalty payments of any kind from any municipal, city, state or federal entity (each, a "Governmental Body") received by the Company within the previous calendar month; and (y) twelve percent (12.0%) of all gross receipts of the Company arising from sales, licenses or royalty payments of any kind (the "12% Royalty") from any entity that is not a Governmental Body received by the Company within the previous calendar month provided, however that solely with respect to gross receipts arising from sales of the Company’s BioSentry product to any entity that is not a Governmental Body, the 12.0% Royalty shall be reduced to 7%.

In connection with the September 2007 SPA, the Company and Laurus also entered into an Omnibus Amendment which amended the terms of the Company’s Series G, I and J Convertible Preferred Stock held by Laurus to discontinue all monthly redemption obligations and to extend the respective redemption dates so that the full stated amount of such preferred stock will be redeemable, if not previously converted or redeemed, in full on August 31, 2009. The Omnibus Amendment also amended the Secured Revolving Note related to the Company’s 2006 Working Capital Line of credit to extend its maturity date from March 27, 2008 to August 31, 2009 and amended the $750,000  Note entered into in April, 2007 to extend its maturity date to August 31, 2009.

Pursuant to the September 2007 SPA, the Company also agreed that by mid-October 2007 it would discontinue all business operations at its Burlington Vermont location ("Vermont Operations") and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location.

As of September 30, 2007, $620,000 was outstanding pursuant to the $7,500,000 Term Note.

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

The following defines our derivatives:

Warrants Attached to Debt

As of September 30, 2007, the 7,597,750 and 119,000,000 warrants issued in conjunction with the $750,000 Note and  the $7,500,000 Term Note payable to Laurus, respectively, (see Note 8 – Line of Credit and Notes Payable) were being accounted for as liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. The Company granted the warrant holders certain registration rights. In accordance with SFAS No. 133, the warrants are valued at each reporting period. Changes in fair value are recorded as an adjustment to fair value of derivative in the statement of operations. The outstanding warrants were fair valued on April 13, 2007 and September 11, 2007 and determined to have a fair value of $1,747,481 and $8,800,000 respectively. In accordance with SFAS No. 133, the Company revalued the warrants on September 30, 2007 and as a result of the revaluation, the Company recorded a change in fair value of derivative liability of $(6,233,240) in the consolidated statement of operations.

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

Conversion Feature Derivatives

Pursuant to an agreement committed to in June, 2007, but entered into on July 5, 2007, which provides for the issuance from time to time of new shares of Series J Preferred Stock, a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares (see Note  10 for details of the agreement). Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability for the maximum number of common shares eligible for exchange. The shares were determined to have a fair value of $173,600 based on the market price of the shares on the date of the transaction.  In accordance with SFAS No. 133, the Company revalued the shares on September 30, 2007; as a result of the revaluation, there was no change in the fair value of the derivative liability.

Warrants Issued to Non-employee

As part of the transaction entered into on June 28, 2007, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability of $320,930 for the maximum number of common shares eligible for exchange, valued based on the Black Scholes model on June 28, 2007, for 7,728,528 shares issuable under previously issued warrants. In accordance with SFAS No. 133, the Company revalued the shares on September 30, 2007 and as a result of this revaluation, there was a change of $198,912 in the fair value of the derivative liability.

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

In June, 2007, the Company committed to a transaction with Laurus by executing a term sheet providing for the sale from time to time of up to $3.5 million of a new Series J preferred stock. The definitive terms of this agreement are contained in a Securities Purchase Agreement, dated July 5, 2007, between the Company and Laurus (the “Series J SPA”).  Such sales are intended to be done following the conversion or exchange by Laurus of an equivalent amount of its existing preferred stock. On June 28, 2007, the Company entered into a Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of two million (2,000,000) shares of Common Stock in exchange for and cancellation of $204,400 stated value of Series G and Series I Preferred Stock held by Laurus. On July 5, 2007, the Company entered into a second Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of another two million (2,000,000) shares of Common Stock in exchange for and cancellation of another $204,400 stated value of Series G and I Preferred Stock. As a result of these two transactions, a total of $408,800 of Series G and Series I Preferred Stock were redeemed and this dollar amount was applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing in August, the entire September and October monthly redemption payments and a portion of the November monthly redemption payment were canceled.

As a result of the redemption of the Series G and Series I Preferred Stock, in the quarter ended June 30, 2007 the Company recorded the excess of the fair value of the consideration issued to Laurus ($280,000) over the carrying amount of the Series G and I Preferred Stock ($164,435) as preferred stock dividends and an increase in paid-in-capital.

In conjunction with the June 28, 2007 transaction and the commitment to issue 408,800 of the Series J Preferred, as of June 30, 2007 the Company created a derivative liability. See Note 9 — Derivative Liability.

On July 5, 2007, the Company and Laurus entered into a Securities Purchase Agreement (the “Series J SPA”) The Series J SPA provides for the issuance from time to time of up to $3.5 million shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”). Pursuant to the Series J SPA, the Company’s Board of Directors created a new Series J Cumulative Convertible Preferred Stock, with a stated value of $1,000 per share, and authorized sale and issuance from time to time of up to 3,500 of such shares. Pursuant to the Series J SPA, purchases by Laurus of shares of Series J Preferred Stock will be made from time to time in such amounts and at such times as Laurus may determine in its sole discretion. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum and is convertible into shares of the Company’s Common Stock at a conversion price equal to lesser of (i) $0.15 or (ii) the equivalent price at which Laurus has most recently exchanged shares of Common Stock for shares of Series G and I. In the event that any shares of Series J Preferred Stock remain outstanding on the second anniversary of the issuance of such shares, such shares must be redeemed in cash by the Company. The Series J Preferred Stock also provides that the Company can force the conversion of the Series J Preferred Stock at $0.50 per share if the bid price of the Company’s Common Stock for ten consecutive trading days equals or exceeds $0.50 per share and the trading volume during such ten day period exceeds 100,000 shares per day. The provisions of the Series J Preferred Stock restrict Laurus from converting into shares of Common Stock if Laurus would have beneficial ownership of more than 9.99% of the Company.

The Series J SPA also provided that a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares.

The Company agreed that it would file a Form S-1 Registration Statement with the SEC to register the resale of the shares of Common Stock issuable on conversion of the Series J Preferred Stock within 60 days after an aggregate of $1 million of Series J Preferred Stock has been sold. The Company agreed to use its best efforts to obtain effectiveness of the registration statement within 120 days after filing with the SEC and to pay a penalty equal to one percent (1%) per month for a maximum of eight months if the registration statement is not filed or declared effective within the required deadlines.   As of September 30, 2007, an aggregate of $1 million or more of Series J Preferred Stock has not been sold and the Company is not yet obligated to file such a registration statement.

On July 5, 2007, Laurus purchased 408.8 shares of Series J Preferred Stock (with a stated value per share of $1,000) for gross proceeds of $408,800. The shares of Series J Preferred Stock issued in this transaction have a conversion price of $0.1022 per share (the price at which Laurus had most recently received shares of Common Stock in exchange for its Series G and Series I Preferred Stock). In connection with the sale of the Series J Preferred Stock, the Company paid Midtown Partners & Co., LLC (“Midtown Partners”) a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant. As a result of this issuance of Series J Preferred Stock, pursuant to the SPA the conversion price for a total of $817,600 of stated value of Series I Preferred Stock was reduced to $0.15 per share. As a result of the June 28, 2007 exchange of preferred for common stock transaction and the issuance of the new Series J Preferred Stock a derivative liability was created. See Note 9 — Derivative Liability.

On July 20, 2007 the Company and Laurus entered into an Agreement which provides that certain of the convertible securities owned by Laurus may not be converted into common stock unless and until the Company’s shareholders have approved an amendment to the Company’s Certificate of Incorporation to increase the authorized capital stock from 80,000,000 shares of Common Stock to 300,000,000 shares of Common Stock. The shares which will not be convertible consist of 1) those shares of Series I Preferred Stock with a stated value of $817,600 that were amended on July 5, 2007 to reduce their conversion price as noted above, 2) the shares of Series J Preferred Stock with a stated value of $408,800 with a conversion price of $0.1022 that were issued on July 5, 2007, and 3) up to another $817,600 of Series J Preferred Stock and up to another $1,635,200 of Series G and Series I Preferred Stock to be adjusted in connection with the sale of such Series J Preferred Stock. As of September 30, 2007, only $300,000 of the $817,600 of additional shares of Series J Preferred Stock has been sold and the conversion price of $600,000 of Series G and I Preferred Stock has been reduced as provided. Pursuant to this Agreement, the Company agreed to file a proxy statement and solicit approval by its shareholders of the increase in authorized shares.

On August 8, 2007, Laurus purchased 2,100,000 shares of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus. As a result of this transaction, $252,000 of Series G and Series I Preferred Stock has been redeemed and this dollar amount has been applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing under the Series G for November, 2007 has been satisfied, the entire monthly redemption payment under the Series I for November has been satisfied and $107,618 of the $122,178 December redemption payment under the Series I has been satisfied. As a result of the August 8, 2007 exchange of preferred for common stock transaction and the issuance of Series J Preferred Stock a derivative liability was created. See Note 9 — Derivative Liability.On August 9, 2007, Laurus purchased $300,000 of shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”) with a stated value of $1,000 per share. These shares of Series J Preferred Stock have a conversion price of $0.12 per share. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum.

The following table summarizes the preferred stock activity for the nine months ended September 30, 2007.

Series	Balance at December 31, 2006	Issuance	Discount Amortization	Redemption	Net Balance at September 30, 2007
G	1,374,197	-	36,819	(278,220)	1,132,796
I	4,035,330	-	410,166	(461,443)	3,984,053
J	-	708,800	-	-	708,800
Total	$5,409,527	$708,800	$446,985	$(739,663)	$5,825,649

All of the preferred stock and warrants (Securities) held by Laurus contain provisions that restrict the right of Laurus to convert or exercise its JMAR securities in order to limit its percentage beneficial ownership. If Laurus were to waive these beneficial ownership limitations the Securities would be convertible for or exercisable into more than 9.99% of the outstanding shares of the Company’s common stock commencing 75 days after notice of such waiver. However, Laurus has not requested such a waiver. Laurus has also agreed that none of the Securities shall be converted or exercised to the extent that conversion or exercise of the Securities would result in Laurus beneficially owning more than 9.9% of the shares of the Company’s common stock (as of various issuance dates of the securities) unless and until the Company obtains stockholder approval of such excess. Excluded from such calculation are all shares issued to Laurus upon conversion of convertible preferred stock or exercise of warrants but no longer owned by Laurus.

Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 are preferred stock dividends of $578,467, $1,404,850, $314,499, and $969,169, respectively. The amount for the three and nine months ended September 30, 2007 and 2006 represents $159,243, $481,528, $165,504, and $467,947, respectively, of preferred stock dividends paid or payable in cash and $419,224, $923,322, $148,995, and $501,222, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

b.	Sales of Common Stock and Warrants

On July 5, 2007, the Company entered into a second Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of another two million (2,000,000) shares of Common Stock in exchange for and cancellation of another $204,400 stated value of Series G and I Preferred Stock.

On August 8, 2007, Laurus purchased 2,100,000 of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus (see Note 10 – Equity Transactions- Laurus Preferred Stock and Warrants).

On August 31, 2007, Laurus completed a cashless exercise, in accordance with its warrant agreement, of 2,388,189 warrants with an exercise price of $0.01, resulting in the purchase of 2,197,134 shares of common stock.

On September 11, 2007 the Company entered into a Securities Purchase Agreement providing for the issuance of the $7,500,000 Term Note and issued warrants to purchase 119,000,000 shares of common stock to Laurus. As a result, a derivative liability and debt discount was created.  See Note 9 — Derivative Liability.

c.	Issuances of Common Stock and Warrants for Services

During the three and nine months ended September 30, 2007 and 2006, the company issued 605,677, 968,929, 74,120, and 116,611 shares of common stock, respectively, for services and financing. In the second quarter of 2007 the Company agreed to issue 461,539 shares of common stock to Midtown Partners in payment of a $60,000 fee related to the issuance of the $750,000 Note (See Note 8 --- Line of Credit and Notes Payable).

In connection with the sale of the Series J Preferred Stock to Laurus on July 5, 2007, the Company paid Midtown Partners a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant.

On August 9, 2007, in connection with the sale of the Series J Preferred Stock, the Company issued to Midtown Partners a warrant to purchase 168,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.12 per share and a provision enabling the holder to effect a cashless exercise of the Warrant.

In the three months and nine months ended September 30, 2007 42,857 and 297,776 shares of common stock were issued for fees to members of the Board of Directors in lieu of cash.

These issuances were valued based upon the fair market value of the Company’s common stock at the date of issuance.

(11)	Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the period. For the three and nine months ended September 30, 2007 and 2006, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As of September 30, 2007 and 2006, the Company had shares issuable under outstanding warrants, stock options and convertible preferred of 132,666,122, 1,290,121 and 20,065,472, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.

(12)	Discontinued Operations

The net assets and liabilities of the Vermont Operations at September 30, 2007 and the Microelectronics Division at and December 31, 2006 consisted of the following:

	September 30, 2007 (Unaudited)	December 31, 2006
Current Assets:
Cash	$10,138	$1,897
Accounts receivable (net)	309,500	44,066
Inventories and prepaid	172,361	-
Property, plant and equipment and patents	54,388	-
	$546,387	$45,963

Current Liabilities:
Accounts payable	635,853	272,645
Accrued liabilities	657,046	265,991
	$1,292,899	$538,636
Non-Current Liabilities:	$$89,209	$89,209

The loss from operations of discontinued operations of the Vermont Operations and Microelectronics Division for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30, 2007 (Unaudited)	Nine Months Ended September 30, 2007 (Unaudited)	Three Months Ended September 30, 2006 (Unaudited)	Nine Months Ended September 30, 2006 (Unaudited)
Revenues	$415,676	$2,401,540	$468,749	$5,401,479
Cost of revenues	505,704	1,605,867	832,234	5,055,145
Gross profit (loss)	(90,028)	795,673	(363,485)	346,334

Selling, general and administrative	100,130	272,639	727,718	1,324,412
Research and development	3,710	4,424	47,509	210,232
Total operating expenses	103,840	277,063	775,227	1,534,644
Loss from operations	(193,868)	518,610	(1,138,712)	(1,188,310)
Interest and other income - net	85,102	58,006	(4,449)	(25,372)
Provision for income taxes	—	—	—	—
Income/(loss) from operations of discontinued operations	$(108,766)	$576,616	$(1,143,161)	$(1,213,682)

(13)	Subsequent Events

Pursuant to the $7,500,000 SPA entered into in September 2007, the Company agreed that by mid-October 2007 it would discontinue all business operations at its Burlington Vermont location ("Vermont Operations") and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location.

Located in South Burlington, Vermont, the Vermont Operations carried out contract research and development involving advanced materials, nanolithography, semiconductor memory chip designs and served as JMAR’s manufacturing arm for the BioSentry™ product. The Biosentry product inventory is being transferred to the Company’s San Diego, California operation. The Vermont Operations accomplished contract research and development for DARPA and NAVAIR.

The Vermont Operations were closed on October 16, 2007 at which time the Company entered into a letter of intent with a prospective purchaser to purchase substantially all of the assets of that business.

On November 11, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont. Under the Agreement the Company is selling and ARA is purchasing certain assets of the Vermont Operation including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA is responsible for all lease payments of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

JMAR Technologies, Inc. is an innovator in the development of laser-based technology for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government. Management believes, that with the financing provided by the $7,500,000 Laurus Note (see Note 8 –Line of Credit and Notes Payable) it has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the Note to continue the development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets.

JMAR’s pursuit of cutting-edge products includes a new initiative, the double pulse (DP) plasma prototype laser, which (based on its exceptional beam quality) is funded by a phase II contract from the Army Research Laboratory to enable laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma at targeted substances such as explosives and drugs are detected and analyzed by an optical spectrometer to provide identification of the target material. JMAR’s DP-LIBS laser is based on a redesign of its patented BriteLight™ laser, a stand-alone product as well as the x-ray light source in nanolithography systems, and x-ray microscopy.

JMAR’s BioSentry™ product is a continuous, on-line, real-time monitoring system for detecting harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.

In addition, to accelerate the commercialization of its technologies, JMAR is seeking joint ventures with large established companies with similar business pursuits, with existing sales and marketing staffs and distribution networks.

Sources of Revenue

Contract Research and Development, Technical Support, and Production Programs

A contract issued to JMAR’s Vermont Operations by Naval Air Systems Command, supported continued x-ray lithography technology and infrastructure development. Under this contract, JMAR procured sub-100 nm feature size x-ray masks used in the development of high performance computer memory chips. A total of approximately $15.5 million has been received under this contract, including approximately $3.1 million funded in August 2006. Incremental funding under the contract was sought on an annual basis.
The Vermont Operations were closed on October 16, 2007 at which time the Company entered into a letter of intent with a prospective purchaser to purchase substantially all of the assets of that business, including the Vermont Operations’ current proposal to NAVAIR, the x-ray stepper and optical microscope hardware, as well as the intellectual property, including four patents, related to x-ray lithography.

The U.S. Army Research Laboratory (ARL) has issued a series of contracts to JMAR’s Research Division totalling approximately $25.5 million since 2001; a Phase II SBIR contract awarded in 2007 which supports the DP-LIBS plasma laser development program and prior year contracts which facilitated development of the Company’s Collimated Plasma Lithography (CPL) system. No program funding related to CPL is included in the United States Government’s current fiscal year budget and the Company expects no further funding under this contract.

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

New Products Under Development

JMAR has identified commercial opportunities for instruments enabled by the laser and soft x-ray technology developed by the Company over the past decade. Products under development include the DP-LIBS plasma laser and the next two versions of the BioSentry, following the goal of fielding an integrated CBR sensor. In all these cases, the new and improved products are targeted at large addressable markets. JMAR continues to pursue public and private funding in areas that support its needs and create valuable technology for homeland security, military and commercial applications, being responsive to market needs
As JMAR seeks to add commercial revenues to our predominately government contract revenue base, we face a series of challenges, including technical and market risks and uncertainties associated with the development of new technologies and new products. Our product development efforts will require continued investment by JMAR through next year, and we will face challenges in transitioning each of our new products from the proof of concept, alpha and beta stages to commercial introduction and market acceptance. See “Risk Factors” in Item 1A below and in our Annual Report in Form 10-K for more information on the risks and uncertainties faced by JMAR.

Results of Operations

Revenues. Total revenues from continuing operations for the three months ended September 30, 2007 and 2006 were $93,306, and $524,244, respectively. Revenues for the nine months ended September 30, 2007 and 2006 were $433,102 and $1,036,069, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues for the three and nine months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Research Division	$53,184	$484,359	$261,033	$972,783
Sensor Products Group	40,122	39,885	172,069	63,286
	$93,306	$524,244	$433,102	$1,036,069

The decrease in revenues for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, was due primarily to a reduction in revenue from the DARPA Contract. The revenue from the DARPA Contract fell by $335,649 and $673,269, during the three and nine month periods ended September 30, 2007, respectively. In addition, there was a decrease of $210,811 of Britelight sales from the nine month period ended September 30, 2006 compared to the nine month period ended September 30, 2007. Partially offsetting these decreases, there was an increase in SBIR contract funding of $172,331 and an increase of revenue for the Sensor Product Group of $108,783, during the nine month period ended September 30, 2007,due to the sale and installation of a BioSentry unit. As discussed above in “Sources of Revenue”, the Company reflects the Microelectronics Division as a discontinued operation, which was implemented in the third quarter of 2006.

Income (Losses) From Continuing Operations. The net loss from continuing operations for the three months ended September 30, 2007 and 2006 was $(784,333), and $(1,208,470), respectively. The loss from operations for those same periods was $(724,017) and $(1,084,874). The net loss from continuing operations for the nine months ended September 30, 2007 and 2006 was $(3,203,975) and $(5,987,189), respectively. The loss from operations for those same periods was $(2,958,719) and $(5,767,977), respectively.

Included in the net loss for the three and nine months ended September 30, 2007 are costs invested in product development (see further discussion below) of $63,431 and $479,609, respectively, and asset write-downs of $0 and $125,117, respectively. In addition, as a result of the adoption of SFAS No. 123(R) on January 1, 2006, included in the net loss for the three and nine months ended September 30, 2007 is a non-cash compensation charge of $35,616 and $141,420, respectively. Included in the net loss for the three and nine months ended September 30, 2006 are costs invested in product development of $493,854 and $2,309,043, respectively, and asset write-downs of $0 and $39,067, respectively. Included in the net loss for the three months ended September 30, 2007 is non-cash interest associated with derivative liability of $5,590,000, $72,618 related to Laurus’ benefit conversion features, and amortization of debt discount of $93,750. Included in the net loss for the nine months ended September 30, 2007 is non-cash interest associated with derivative liability of $6,587,481, $217,854 related to Laurus’ benefit conversion features, and amortization of debt discount of $187,500. Included in the net loss for the three months and nine months ended September 30, 2007 are non-cash gains in fair value of derivative liability of $5,748,355 and $6,432,152, respectively. Included in the net loss for the three and nine months ended September 30, 2006 is a non-cash compensation charge of $88,207 and $202,812, respectively.

Gross Margins. Gross margins of continuing operations for the nine months ended September 30, 2007 and 2006 were 27.8% and 29.0%, respectively. Gross margins for the three months ended September 30, 2007 and 2006 were 7.6% and 32.9%, respectively. The Company’s margins were higher in the nine month vs. three months of 2007 and were lower in the nine month vs three months of 2006 due to the positive effect of greater relative sales of sensor products and research on gross margins. The Company is investing in new product development activities that it believes will lead to increased sales and higher margin products in the future.

Selling, General and Administrative (SG&A). SG&A expenses for the nine months ended September 30, 2007 and 2006 were $ 2,474,539 and $ 3,720,314, respectively. SG&A expenses for the three months ended September 30, 2007 and 2006 were $667,674 and $763,304, respectively. The decrease in SG&A expenses for the three and nine months ended September 30, 2007 compared to 2006 was primarily attributable to cost and headcount reductions management achieved in 2007.

Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government and other companies) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.

•
Customer-funded RD&E costs incurred are included in “Costs of Revenues”, and totaled $61,141 and $221,017 for the three months ended September 30, 2007 and 2006, respectively, and $230,790 and $460,613 for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease in customer-funded RD&E expenditures for the three and nine months ended September 30, 2007, primarily consists of an decrease of $221,017 and $460,613 related to the DARPA Contract.

•
Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $63,431 and $493,854 for the three months ended September 30, 2007 and 2006, respectively, and $479,609 and $2,309,043 for the nine months ended September 30, 2007 and 2006, respectively. The decrease in 2007 is primarily due to reduced product development expenditures related to BioSentry.

Total RD&E expenditures for the three month periods were $124,572 and $ 714,871 for 2007 and 2006, respectively, and $710,399 and $2,769,656 for the nine-month periods in 2007 and 2006, respectively. Total RD&E expenditures as a percentage of revenues were 134% and 136% for the three months ended September 30, 2007 and 2006, respectively, and  164% and  196% for the nine months ended September 30, 2007 and 2006, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues.

Interest and Other Expense. Interest and other expense for the three months ended September 30, 2007 and 2006 was $5,883,261 and $125,537, respectively, and for the nine months ended September 30, 2007 and 2006 was $7,331,001 and $272,273, respectively. Interest expense is higher in 2007 due to the recorded derivative liability related to warrants attached to the $750,000 Note and $7,500,000 Term Note from Laurus, interest cost associated with utilization of the Company’s 2006 Working Capital Line and additional debt under the $7,500,000 Term Note, recorded amortization of debt discount and an increase in the interest rates on the Working Capital Line and $7,500,000 Term Note. Included in interest expense for the three and nine months ended September 30, 2007 and September 30, 2006 is $5,756,368, $7,052,835, $72,618 and $183,551, respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line  and $7,500,000 Term Note described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.

Preferred Stock Dividends. Included in the loss applicable to common stockholders in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 are preferred stock dividends of $578,467, $1,404,850, $314,499 and $969,169, respectively.  The preferred stock dividend amounts for the three and nine months ended September 30, 2007 consist of $159,243, and $481,528, respectively, of preferred stock dividends paid or payable in cash and $419,224, $923,322, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2005 and 2006 Amendments. The preferred stock dividend amounts for the three and nine months ended September 30, 2006 consist of $165,504 and $467,947, respectively, of preferred stock dividends paid or payable in cash and $148,995 and $501,222, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after the 2006 and 2005 Amendments.

Liquidity and Financial Condition

General. Cash and cash equivalents at September 30, 2007 was $138,541. For the last several years, we have funded our operations primarily from the sale of preferred and common stock. The decrease in cash and cash equivalents during the nine months ended September 30, 2007 of $548,291 resulted primarily from cash used in operations of $1,773,758 (primarily related to operating losses) and payment of preferred stock dividends of $430,861, offset by net proceeds of $620,000 from the $7,500,000 term note,  net proceeds from the issuance of preferred stock of $643,594 and issuance of common stock of approximately $384,183.

Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2007 for 1) product development efforts; 2) corporate costs, primarily related to the cost of being a public company; 3) interest cost on financing; 4) preferred stock dividends; 5) preferred stock redemptions and 6) other working capital needs. Management believes that with the financing provided by the $7,500,000 Term Note (see Note8 –Line of Credit and Notes Payable) it has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. Until this time, the Company has determined that it will require additional drawdowns under the Note to continue the development of some of its emerging new products and for working capital requirements in 2007 and 2008. There are no assurances that funds will be available under the Note, due to Laurus’ requirement to approve every drawdown. Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise funds in 2007 and 2008. Management believes, but cannot assure, that the Company will be able to raise additional funds through equity or other financings to additionally fund operations. This belief is derived from the Company’s historical access to equity and debt markets. . See further discussion in Note 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A below.

Working capital as of September 30, 2007 and December 31, 2006 was $(11,052,008) and $(2,657,725), respectively. The increased deficit in working capital during the nine months ended September 30, 2007 is caused principally by cash used in operations of $1,773,758 (primarily related to operating losses) and payment of preferred stock dividends of $430,861 offset by net proceeds from the issuance of preferred stock of $643,594 and issuance of common stock of approximately $384,183.

Preferred Stock

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

The Series J SPA also provided that a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares. See Note (9) Equity Transactions.

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

On August 8, 2007, Laurus purchased 2,100,000 shares of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus. As a result of this transaction, $252,000 of Series G and Series I Preferred Stock has been redeemed and this dollar amount has been applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing under the Series G for November, 2007 has been satisfied, the entire monthly redemption payment under the Series I for November has been satisfied and $107,618 of the $122,178 December redemption payment under the Series I has been satisfied.

On August 9, 2007, Laurus purchased $300,000 of shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”) with a stated value of $1,000 per share. These shares of Series J Preferred Stock have a conversion price of $0.12 per share. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum.

In connection with this sale of  Series J Preferred Stock, the Company paid Midtown a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 168,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.12 per share and a provision enabling the holder to effect a cashless exercise of the Warrant.

Working Capital Lines and Term Notes. In March 2006, the Company entered into a new working capital line of credit with Laurus Master Fund Ltd. (“Laurus”) which replaced an earlier working capital line provided by Laurus (The “2006 Working Capital Line”). The 2006 Working Capital Line is evidenced by a Revolving Fixed Price Convertible Note (the “2006 Secured Revolving Note”) which allows the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provides for advances in excess of the availability (“Overadvance”). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent (10.25% as of September 30, 2007).  As amended by the Omnibus Amendment, dated September 12, 2007, the 2006 Working Capital Line terminates in August 2009 (See below in this Note 8). As of September 30, 2007, and December 31, 2006, there was $649,911, and $1,422,428, respectively, outstanding under the 2006 Working Capital Line, including  Overadvances of $210,295 and $227,232, all of which is included in current liabilities on the accompanying Consolidated Balance Sheets.

 The $750,000 Note entered into in April 2007 accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, and with the principal and all unpaid interest is due in August 2009,  As of September 30, 2007, $750,000 was outstanding pursuant to the Note.

Pursuant to the $7,500,000 Term Note interest is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. Of the original principal amount of $7,500,000, approximately $6,420,000 of the proceeds of the Note were funded into a restricted account, with the disbursement of such funds subject to the conditions described below, The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.  As of September 30, 2007, only $620,000 has been disbursed and is unrestricted pursuant to the $7,500,000 Term Note.

Under the SPA, the Company also agreed to pay Laurus a monthly royalty payment equal to (x) two percent (2.0%) of all gross receipts of the Company arising from sales, licenses or royalty payments of any kind from any municipal, city, state or federal entity (each, a "Governmental Body") received by the Company within the previous calendar month; and (y) twelve percent (12.0%) of all gross receipts of the Company arising from sales, licenses or royalty payments of any kind (the "12% Royalty") from any entity that is not a Governmental Body received by the Company within the previous calendar month provided, however that solely with respect to gross receipts arising from sales of the Company’s BioSentry product to any entity that is not a Governmental Body, the 12.0% Royalty shall be reduced to 7%.

In connection with the SPA, the Company and Laurus also entered into an Omnibus Amendment which amended the terms of the Company’s Series G, I and J Convertible Preferred Stock held by Laurus to discontinue all monthly redemption obligations and to extend the respective redemption dates so that the full stated amount of such preferred stock will be redeemable, if not previously converted or redeemed, in full on August 31, 2009. The Omnibus Amendment also amended the Secured Revolving Note related to the Company’s working capital line of credit to extend its maturity date from March 27, 2008 to August 31, 2009 and amended the $750,000 Note entered into in April, 2007 to extend its maturity date to August 31, 2009.Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit in the amount of $128,645. If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica will require the Company to set aside the amount of the letter of credit. The Company’s cash has fallen below this requirement, but the Company has not set aside the amount of the letter of credit. Should the Company default on its lease obligations, the Landlord would collect on the letter of credit. Comerica, most likely, would pursue a legal remedy to collect the $128,645.

Cash Used in Operations. Net cash used in continuing operations was $1,766,408 for the nine months ended September 30, 2007 compared to $5,833,521 for the nine months ended September 30, 2006. The loss net of non-cash items (depreciation, amortization, change in fair value of derivative liability, debt discount, stock-based compensation expense, services received in exchange for common stock or options and asset write-downs) was $1,875,845 and $5,195,812 for the nine months ended September 30, 2007 and 2006, respectively. The lower use of cash related to the loss net of non-cash items in 2007 is primarily due to reduced headcount and expenses in 2007 compared to 2006. Product development expenditures will continue to be significant in 2007 as the Company brings its new products to market, particularly BioSentry. Favorably impacting cash flow from operations in 2007 was a decrease in inventories $217,182 and an increase of accounts payable and accruals of $475,368, as the company managed cash resources Negatively impacting cash flow from operations in 2007 was an increase of accounts receivable of $288,656.   2006 was negatively impacted by a decrease in billings in excess of cost incurred of $156,030.

Cash Generated (Used) in Investing Activities. For the nine months ended September 30, 2007, cash used in investing activities was $(41,990) compared to $(96,170) for the nine months ended September 30, 2006.

Cash Provided (Used) in Financing Activities. For the nine months ended September 30, 2007, cash provided by financing activities was $1,267,457 compared to $3,866,407 provided for the nine months ended September 30, 2006. Net proceeds from the sale of common stock were $384,183 and $1,334,413 in 2007 and 2006, respectively. Preferred stock dividends paid in 2007 and 2006 were $430,861 and $466,916, respectively.

Commitments

Future minimum annual commitments under contractual obligations, net of sublease income, and deferred compensation as of September 30, 2007 are as follows (2007 is for three months) (unaudited):

	2007	2008	2009	2010	2011	Thereafter	Total
Leases	$180,294	$530,495	$373,797	$371,233	$384,494	$331,020	$2,171,333
Deferred compensation	30,000	130,000	65,000	—	—	—	225,000
	$210,294	$660,495	$438,797	$371,233	$384,494	$331,020	$2,396,333

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

Preferred Stock Redemption Obligations

Excluded from the above table are redemption obligations under Series G and I Preferred Stock. If not previously converted, the Series G, I and the new Series J Preferred Stock must be redeemed by the Company as follows:

	Gross Amount Outstanding at September 30,	Scheduled Redemptions
Description	2007	2007	2008	2009	Total
Series G Preferred	$1,177,800	$-	$-	$1,177,800	$1,177,800
Series I Preferred	5,797,650	-	-	5,797,650	5,797,650
Series J Preferred	708,800	-	-	708,800	708,800
	$7,684,250	$-	$-	$7,684,250	$7,684,250

Line of Credit

The terms of the 2006 Working Capital Lines are described in “Liquidity” above.

$750,000 Note

The terms of the $750,000 Note are described in “Liquidity” above. As of September 30, 2007, $750,000 was outstanding pursuant to the $750,000 Note. The amount outstanding at September 30, 2007 is included within Current Liabilities, “Working Capital Line of Credit, Net” on the accompanying Consolidated Balance Sheet and is excluded from the above table.

$7,500,000 Term Note

The terms of the $7,500,000 Term Note are described in “Liquidity” above.  As of September 30, 2007, $620,000 was outstanding pursuant to the $7,500,000 Term Note.

Net Operating Loss Carryforward

At December 31, 2006, the Company had approximately $58 million of Federal net operating loss carry-forwards subject to certain annual limitations, which expire from 2006 through 2026. To the extent the Company has taxable income in the future these carry-forwards may be used by the Company to reduce its cash outlay for taxes. Both of the Company's discontinued operations file a consolidated income tax return with JMAR Technologies, Inc. and $576,616 of those net operating losses will be utilized in the current year.

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

Management performed an interim evaluation of goodwill as of June30, 2004 following notification that no additional funding of the DARPA Contract was included in the Government’s fiscal year 2005 budget. A further evaluation of goodwill was performed again as of December 31, 2004, December 31, 2005, June 30, 2006, and December 31, 2006. Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. With the discontinuance of the Microelectronics Division, the Company now has two business units. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and was allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations are viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the future laser based products to be performed by the Vermont Operations). Additionally, the Vermont Operations will use its core capabilities to perform manufacturing for other products of the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowings under our $7,500,000 Term Note and Preferred Stock, both of which bear interest and dividends, respectively, based on the prime rate. As of September 30, 2007, we had $7,500,000, $750,000 and $894,267 outstanding under the $7,500,000 Term Note, the $750,000 Note and the 2006 Working Capital Line, respectively, and $5,825,649 of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease in interest and dividends, net of money market interest, of approximately $150,000 on an annual basis.

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

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness as of September 30, 2007 of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective.

In February and March 2007, the Company’s Chief Financial Officer, Corporate Controller and Audit Committee Chairman resigned. The Chief Financial Officer was replaced at the end of March 2007, but resigned in September 2007 and was replaced by the current Chief Financial Officer. Although the Company has replaced the Chief Financial Officer and has engaged contract accounting personnel, the learning curve of the replacements will impact the Company internal control over financial reporting until those individuals become more familiar with the Company’s operations.

 Material weaknesses in internal control over financial reporting were identified by the Company’s independent registered public accounting firm during the December 31, 2006 audit process. They identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit. Management has taken recent actions to replace these positions; however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediation.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As reported previously, Mezzetti Financial Services, Inc, the assignee of Ray L. Hellwig Plumbing & Heating (Hellwig), is the plaintiff in a lawsuit against JMAR, JSI Microelectronics, Inc. and JMAR Precision Systems, Inc. to recover $174,906 including interest and fees, amounts alleged to be owed by the defendants in connection with work performed by Hellwig for JSI Microelectronics, Inc.  JMAR Technologies, Inc. is not a party to a contract with the plaintiff and believes it has no legal responsibility for the obligations of JSI Microelectronics, Inc. The plaintiff has attached approximately $50,310 in the Company’s funds principally from accounts receivable and cash accounts of JSI Microelectronics, Inc.

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

Our cash requirements have been and will continue to be significant. Our net cash used from continuing operations for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005 was $1,766,408, $4,752,912 and $4,806,376, respectively. These negative cash flows are primarily related to operating losses, and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2007 and the Company will require additional borrowings under its $7,500,000 Term Note for working capital requirements through 2008 and to continue the development of some of our emerging new products. Although we have been able to draw down under the $7,500,000 Term Note there is no assurance that Laurus will continue to release funds.  Although the Company has been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise additional  funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.

In order to complete significant additional financings, we will be required to obtain the approval of our shareholders to increase the number of authorized shares of capital stock.

In order to comply with our obligations to our principal lender and in order complete significant additional financings in the future using our equity, we will have to increase the number of authorized shares of our capital stock. In order to do so, we intend to file a proxy statement in the near future to seek shareholder approval for such an increase. There can be no assurance that our shareholders will approve this increase and the failure to obtain such approval will result in a default under our financing arrangements which have a significant adverse effect on the Company’s financial condition.

Our continuing decline in revenues and our net and operating losses are significant and could have an adverse impact on our stock price.

Our revenues, exclusive of discontinued operations, for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005 were $433,102, $1,620,865 and $1,675,163, respectively. Our net loss for the nine months ended September 30, 2007 and for the years ended December 31, 2006 and 2005 was $2,627,359, $13,106,681 and $8,032,803, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.

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

Material weaknesses in our internal control over financial reporting and in our disclosure controls existed as of December 31, 2006 and continue to exist as of September 30, 2007 with regard to 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignations of the Company’s Chief Financial Officer and Corporate Controller prior to the completion of the audit and the change in Chief Financial Officer at the end of the third quarter. Management has taken recent actions to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediate. See “Item 4 — Controls and Procedures” for a more complete description of this material weakness.

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

As of September 30, 2007, there were 133,956,243 shares of common stock subject to issuance upon exercise of outstanding options and warrants (with the recently-issued warrants for 80 million and 39 million shares not being exercisable unless and until the Company has increased its authorized shares to allow for the issuance of the shares issuable under all of the Company’s outstanding warrants, options and convertible securities).

 As of September 30 2007, our Series G, I and J Preferred Stock is convertible into a total of 20,065,472 shares of Common Stock at conversion prices ranging from $0.1022 to 2.00 per share, subject to a contractual limitation on total beneficial ownership by Laurus of 9.99% of our Common Stock. In July, 2007, Laurus agreed that the shares of Series J preferred stock issued in July and August and shares of Series I the conversion prices of which had been reduced in July and August cannot be converted into common stock unless the Company’s shareholders have approved an increase in the Company’s authorized common shares.  Notwithstanding these stated conversion prices, we have in the past and will continue to issue shares of Common Stock to Laurus in exchange for shares of Series G and I Preferred Stock at prices which are at a discount to the current market prices for our shares of Common Stock and may continue to reduce the conversion price of existing preferred stock. These issuances have resulted and will result in substantial dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) (i)
In the third quarter 42,860 shares of common stock were issued for fees to members of the Board of Directors in lieu of cash. The Company valued the stock based on the fair value on the date of issuance.

(a) (ii)	Stock Awards to Key Employees: In August 2007, the Company issued 50,000 shares under the 2006 Equity Incentive Plan to a key employee.

All of the foregoing transactions were exempt under Section 4(2) of the Securities Act of 1933.

 Item 6. Exhibits.

Exhibit 3.1
Certificate to Set Forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series J Cumulative Convertible Preferred Stock (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8K filed on July 17, 2007)

Exhibit 4.1	Warrant, dated as of August 31, 2007, for the purchase of 80,000,000 shares issued to Laurus Master Fund, Ltd. (“Laurus”)

Exhibit 4.2	Warrant, dated as of August 31, 2007, for the purchase of 39,000,000 shares issued to Laurus Master Fund, Ltd. (“Laurus”)

Exhibit 10.1	Securities Exchange Agreement, dated June 28, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed on July 17, 2007).

Exhibit 10.2	Securities Exchange Agreement, dated as of July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 8-K filed on July 17, 2007).

Exhibit 10.3	Securities Purchase Agreement, dated as of July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed on July 17, 2007).

Exhibit 10.4	Securities Purchase Agreement (Offering No.1), dated as of July 5, 2007, between the Company and Laurus.

Exhibit 10.5	Agreement, dated as of July 20, 2007, between the Company and Laurus.

Exhibit 10.6	Securities Exchange Agreement, dated as of August 8, 2007, between the Company and Laurus.

Exhibit 10.7	Securities Purchase Agreement (Offering No. 2), dated as of August 8, 2007, between the Company and Laurus.

Exhibit 10.8	Securities Purchase Agreement, dated as of August 31, 2007, between the Company and Laurus.

Exhibit 10.9	Secured Term Note, dated as of August 31, executed by the Company in favor of Laurus.

Exhibit 10.10	Omnibus Amendment, dated as of August 31, between the Company and Laurus.

Exhibit 10.11	Employment Letter - Edward C. Hall

Exhibit 10.12	Executive Services Agreement - Tatum LLC

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.
November 14, 2007	By:	/s/ C. Neil Beer
C. Neil Beer, Chief Executive Officer

	By:	/s/ Edward C. Hall
Edward C. Hall, Chief Financial Officer