Form 10-K
period 2007-12-31
JMAR TECHNOLOGIES INC
filed 2008-04-02
CIK 857953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10515
JMAR Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	68-0131180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10905 Technology Place, San Diego, CA	92127
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (858) 946-6800
____________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered
Title of each class
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $6.5 million. The aggregate market value was based on the closing price on June 30, 2007 for the common stock as quoted on the over-the-counter bulletin board, multiplied by the number of shares outstanding on June 30, 2007, excluding the common stock held by executive officers, directors and stockholders whose ownership exceeded 5% of the common stock outstanding at June 30, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (March 31, 2008).
Common Stock, $.01 par value: 53,839,559 shares

DOCUMENTS INCORPORATED BY REFERENCE

TABLE OF CONTENTS

PART 1	3
Item 1. BUSINESSES	3
1A. RISK FACTORS	7
2. PROPERTIES	10
3. LEGAL PROCEEDINGS	11
4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
PART II	11
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	11
6. SELECTED CONSOLIDATED FINANCIAL DATA	11
7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	24
9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	25
Item 9A. CONTROLS AND PROCEDURES	25
9B. OTHER INFORMATION	26
PART III	26
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	26
11. EXECUTIVE COMPENSATION	26
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	26
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	26
14. PRINCIPAL AUDITOR FEES AND SERVICES	26
PART IV	26
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	26
SIGNATURES	51
Index to Exhibits	52
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I
Item 1. BUSINESS
General
JMAR Technologies, Inc. (JMAR or Company) is a late-stage technology company with expertise in the development and early commercialization of laser-based detection technologies for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research in developing a portfolio of products with market applications in high interest areas such as defense, homeland security, hazardous materials detection and biological monitoring, while continuing to carry out research and development. JMAR’s current product lines consist of  the  BioSentry® system, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water, and the BriteLight™ laser, a stand-alone laser product as well as the light source for x-ray microscopy.
JMAR’s continued pursuit of cutting-edge products includes a new initiative funded by the Army Research Laboratory (ARL) for the development and demonstration of a double pulse (DP) plasma laser. The exceptional beam quality realized in this product will enable the use of stand-off laser-induced breakdown spectroscopy (LIBS) in applications requiring the identification of foreign substances on an object. The light emissions resulting from the plasma generated on the targeted object are analyzed by an optical spectrometer which provides the identification of trace substances such as explosives and drugs. The DP laser technology is based on the continued evolution of JMAR’s patented BriteLight™ laser.
Because of the national priority assigned to such critical security needs and the funding support of Laurus Capital Management, LLC (“Laurus”), JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a man portable “shoebox size” double pulse laser product. This project has been further expanded to include the integration of analytic components for system-level LIBS and laser-induced fluorescence (LIF) applications. Laurus currently owns 9.9% of JMAR common stock, limited to that percentage by written agreement, and a substantial position in JMAR warrants resulting from an equity requirement of the $7.5 million financing received last September.
“BioSentry®” is a registered trademark and “BriteLightTM ” is a trademark for which JMAR has common law rights.
JMAR was incorporated in the state of Delaware in 1987.
Business Segments
JMAR’s products and services evolve from one or more of its four core competencies: high brightness-high power solid state lasers, diode pumped laser-induced breakdown and fluorescence spectroscopy, laser produced plasma generators for soft x-ray light, and multi-angle light scattering for contamination warning and particle classification. These competencies form the basis for JMAR’s research and development projects, build out of prototype products and standard and custom products going forward.
JMAR conducts its operations in the following two business segments:
Research Division
The Research Division carries out research and development involving JMAR’s patented high brightness, short pulse, diode pumped solid state lasers and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D funding has been obtained through contracts from the U.S. Defense Advanced Research Projects Agency (DARPA) and more recently by the U.S. Army Research Laboratories (ARL). JMAR is continuing to enhance its product offering by extending its core technologies to include spectroscopy engineering and Raman sensing as key elements of a robust solution for substance detection and identification.  As new prototype products are developed by the Research Division, they are considered for transfer to a third party contract engineering firm for product engineering and manufacturing.
BriteLight Lasers
JMAR’s diode pumped modular solid state (DPSS) BriteLight laser, developed specifically to enable the efficient production of soft x-rays through laser produced plasma, is marketed by JMAR as a standard product for advanced laser applications. Government-owned BriteLight units are presently operating in Japan, Korea, and at Lawrence Livermore National Laboratory (LLNL) to condition the crystals used on DOE’s national fusion program. Further installations are anticipated as BriteLight is also a designated element in the x-ray microscope product for which a key customer expects commercial sales next year.
The patented DPSS BriteLight Laser system provides a high-performance laser source for researchers and engineers in academic, military and manufacturing settings requiring either a single specialized laser or a versatile laser source that can be used for a multitude of applications, including spectrochemical analysis, nano-scale fabrication, microscopy and soft x-ray source generation. This system was developed as the foundation for JMAR’s collimated plasma lithography (CPL) x-ray source.
Double Pulse Laser
Redesigned BriteLight technology is the basis for JMAR’s entry into laser-induced breakdown spectroscopy (LIBS) for remote detection of CBRNE (chemical, biological, radiological, nuclear, explosive) substances in military settings, on roadways and at checkpoints, against suspects in the field, for site exploitation, crime scenes, and for detecting the smallest possible traces of  CBRNE elements. This line of business is presently supported by the U.S. Army and by internal research and development (IR&D) funds, and is being expanded to combine the LIF capability with DP-LIBS to provide verification of detected elements.
During 2007, the Research Division segment accounted for approximately 62.4%  of the Company’s revenues.
Sensor Products Group
This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.

BioSentry
JMAR acquired new technology in 2005 and established the Sensor Products Group to develop and field an innovative sensor for continuous, on-line, real-time monitoring of water for the presence of harmful microorganisms. The BioSentry successfully passed proof-of-concept site evaluation tests for several of the applications mentioned above. A summary of the orders received to date for BioSentry systems include:
    In 2005, we entered an early adopter contract with Kimpen, Mexico’s largest bottler and subsidiary of a leading beverage manufacturing company (Bepensa), to install the BioSentry system. Kimpen then purchased two BioSentry systems for installation in beverage production facilities, which were shipped in 2006, installed, and upgraded last year with product improvements;
    The City of Wichita purchased two BioSentry systems to help protect the city’s drinking water against the possible introduction of cryptosporidium and other harmful microorganisms. These units were shipped in 2006, installed, tested and recently upgraded;
     In 2007 we delivered a BioSentry system purchased by the University of Arizona Water Quality Center to be used in extensive ongoing research for real-time detection, tracking and remediation of bioterror and accidental contamination events within water distribution systems. The City of Tucson is awaiting the results of this research to determine the value of installing BioSentry systems in their water treatment and distribution systems;
     In March 2007 the Company received an order for a BioSentry unit to monitor source water in a U.S. State Department facility overseas to detect the presence of a variety of pathogens;
    The U.S. Environmental Protection Agency (EPA) purchased and began their evaluation of BioSentry for homeland security applications at the National Homeland Security Research Center in Cincinnati, Ohio. The initial evaluation was completed in April 2007, and test results obtained indicate that the BioSentry system performed up to several orders of magnitude better than any real-time monitor tested thus far by the EPA. A second test is now underway with the system upgrades and those results are expected to be available in April 2008;
      In August 2007, a BioSentry system was purchased and installed by JMAR’s Dutch distributor, Interline Systems, as part of an on-line water monitoring station at Vitens, the largest water company in the Netherlands.  The system was subsequently purchased by Vitens for ongoing evaluation in a water distribution system;
     In January 2008, a trial BioSentry system was delivered to Pfizer, Inc. to determine its efficacy for real-time detection and classification of waterborne microorganisms in the production of high purity water used in the pharmaceutical manufacturing process.  The objective is to augment traditional grab sample/laboratory analysis that can take up to five days before results are obtained; and
         In February 2008 JMAR delivered two BioSentry systems under a purchase order from Aquatec, a Swiss distributor of water control systems, which potentially could lead to several larger purchases because municipal water districts are liable to their users for contamination problems.
Recognizing that JMAR does not possess the resources to commercialize BioSentry worldwide, we are seeking marketing and distribution alliances with larger companies. JMAR has agreed in principle with a Fortune 300 company to market and service BioSentry in the municipal water market worldwide. In addition, we are discussing a similar marketing, distribution and servicing agreement with a major U.S. company to address the global pharmaceutical market. There can be no assurance that we will sign agreements with either company. If unsuccessful in establishing strategic partnerships to support the BioSentry product line, a significant adverse impact on the BioSentry line of business and the Company would result.
During 2007, this segment accounted for 37.6% of the Company’s revenues.
Markets
BriteLight
Applications for short pulse DPSS lasers include materials science, analytical instruments, research instruments, laser-induced breakdown spectroscopy (LIBS) for remote detection of hazardous materials in the field, and laser manufacturing applications such as modification and cleaning, vapor deposition, etching, ablation and micro-machining. Our BriteLight laser has been applied to leading edge applications including biological mass spectrometry, optical parametric oscillator technology, and the conditioning of crystals used in ultra high power lasers. Although JMAR has had limited sales of BriteLight lasers to date, we are now offering this system to the market packaged as discrete modules or as a complete, integrated system to better match specific customer requirements and budgets. Sources of soft x-ray light have been limited to the approximately 30 synchrotron facilities worldwide. JMAR’s LPP based soft x-ray source offers for the first time an alternative source that is sufficiently compact for placement in research laboratories. Potential buyers include research centers, universities, industrial research laboratories, and semiconductor equipment suppliers.

DoublePulse Laser
Double pulse lends itself to a variety of applications to serve many markets. Several product applications are in the development stage:
    DP-LIBS/LIF is the prototype technology being productized at company expense, following the government-funded technology development and demonstration of both man portable and vehicle mounted prototype versions. The market applications for these products span a wide gamut, from remote detection of trace explosives and drugs to forensics, site exploitation, geology research, environmental contamination, to agriculture crop yields and others. Because of anticipated sales, the Company plans to outsource the production of this product through the use of a contract manufacturer.

    DP-VM (velocity measurement) is the prototype technology now being developed for use in wind tunnels, automotive research, and other applications where changes in the velocity of gas flows is obtained through two separate laser pulses. The Company feels that there are a number of existing market opportunities where the superior DP-VM lasers would replace the current lasers in use for this application. JMAR plans to build this product in its own facilities.
     DP-DIAL (differential atmospheric laser) is the prototype technology, with ozone measurements heading the list, being proposed to NASA for development to be used in several applications. JMAR plans to build this product in its own facilities.
    UV Laser is a CW (continuous) rather than a pulse laser, and is a JMAR-funded development effort in response to a federal government program to build and deploy Raman sensing systems for short range chemical detection. Because of the large anticipated market for this product, the Company plans to outsource the production of this product through the use of a contract manufacturer.
    JMAR will continue to pursue government R&D dollars on selected initiatives in response to national and local security needs.
BioSentry
The BioSentry product is a moderately priced, compact early warning system targeted at providing value to the water industry for the real time detection of harmful pathogens. Water municipalities, beverage and water bottlers, cruise ship operators, and managers of facilities (e.g. government buildings, sports arenas, large commercial buildings) can minimize the impact of contaminated water through timely alerts. Presently, drinking water from utilities, cruise ships and beverage producers is batch-sample tested for harmful pathogens on a periodic basis. The samples are sent to laboratories for analysis and results are typically obtained in 24 to 72 hours, allowing potentially contaminated water to be consumed or requiring costly decontamination.
In addition, the BioSentry product may be used for water quality surveillance by the food and beverage, pharmaceutical, and semiconductor industries during production/fabrication processes in an effort to reduce product waste and improve production yields by preventing batch losses caused by contaminated water. We anticipate other applications will develop as the BioSentry gains market exposure and acceptance and as the library of detectable pathogens expands.
The Company feels that it has identified substantial markets for this product. For example, there are approximately 57,000 water treatment utilities in the United States, of which 3,000 have greater than 100,000 customers. In addition, there are approximately 1,500 U.S. bottled water plants and 89,000 buildings greater than 100,000 square feet. We have sold initial BioSentry units to a varied group of commercial and governmental customers in various markets, but have yet to receive any significant multi-unit orders. The Company feels that the international market for BioSentry is an opportunity for high growth, especially in Europe and Asia, due to the need to address drinking water contamination, terrorist threats to government and military facilities, and expansion of pharmaceutical manufacturing in China and India.
Competition
BriteLight
Among a large number of laser manufacturers, large and small, JMAR feels that it occupies a specialized niche for simultaneous high brightness and high power, short pulse, high beam quality DPSS lasers. These superior performance qualities also result in Britelight being a high-priced laser system to acquire. Competitors with products closest to BriteLight include Cutting Edge Optronics and Coherent. JMAR believes its BriteLight lasers have competitive performance advantages over lasers sold by its competitors, even though relatively few BriteLight lasers have been sold to date.
Double Pulse Laser
The double pulse technology stems from a redesign of the patented BriteLight laser. Coupled with the submitted DP process patent application, JMAR believes that there are no competitors that have the unique technology of the double pulse laser. Heretofore, a double pulse application required the use of dual lasers; JMAR’s technology produces a double pulse with a single beam within one laser, thereby greatly improving the pointing accuracy and in turn increasing the optical signal emitted from the micro-plasma generated by the double pulse.
BioSentry
JMAR purchased the invented technology and the technology licenses for MALS (multi-angle light scattering) in 2005. Since then JMAR designed, implemented and patented the 2D improvement to collect and process 6,000 images per second, greatly improving the capability of the original technology to detect and classify bacterial contamination. The Company also developed and submitted patent applications on a much broader set of processing algorithms. JMAR believes there is no direct competition for this product. There are particle counters that give a measure of debris in water, and there are the traditional grab sample techniques for using lab microscopes to identify contaminants, but there is no real-time continuous monitoring warning system between those two extremes, except BioSentry.
Customers and End Users
For fiscal years 2007 and 2006, the United States Government accounted for approximately 36% and 65%, respectively, of total continuing sales. A major portion of the Company’s government contract sales involves research and development aimed at producing commercially-viable products and technology.

BriteLight Laser
Lawrence Livermore National Laboratory, a customer since 2004, purchased additional BriteLight laser heads in 2007. This new application was first demonstrated during SIGGRAPH 2006 by AIST, using a JMAR laser for creating air-breakdown plasma dots controlled to produce 3D graphics figures. Together we are demonstrating 3D figures in motion, including the “butterfly” demo. Interested parties include billboard advertisers and several film studios.
JMAR recently received an order from Argonne National Laboratories and expects additional orders from similar government laboratory customers needing the unique features offered by BriteLight, as well as a pending order from a commercial company requiring BriteLight as a source for soft X-ray production.
Double Pulse Laser
JMAR was competitively selected for a Phase I SBIR grant by the U.S. Army to conduct research leading to the development of a compact laser system capable of real-time spectro-chemical hazard analysis in the field. In September 2006, we received an award for $711,000, Phase II SBIR funding, including a $210,000 option that was exercised in 2007 to continue this development. Under the Phase II contract, we are designing and building two prototypes to demonstrate both man-portable and vehicle-mounted systems.
There are currently no orders for the DP lasers presently being product-engineered by the third party firm, D&K Engineering, under contract to build the commercial configuration from the laboratory prototype, but as described above the applications are far ranging for both government and commercial sales. The man portable version of the DP-LIBS laser is scheduled for demonstration next month. Those results will have a direct bearing on the number & frequency of sales.
BioSentry
In February 2008, the Company delivered two BioSentry systems under a purchase order from Aquatec, a Swiss distributor of water control systems, and in January a trial system was delivered to Pfizer, the pharmaceutical firm who contracted with JMAR to evaluate the system for monitoring high purity water in their laboratories. Going forward, wee are establishing a sales and marketing strategy and staff within JMAR, which is expected to produce sales in utility water security, pharmaceutical, homeland security, beverage processing, power generation and other markets in 2008, as well as to selected government sites for warning against possible contamination acts. In addition, JMAR is expecting to finalize agreements with large successful commercial companies to enlist their efforts in marketing, sales, distribution and servicing in designated market segments.
Manufacturing
JMAR has sufficient facilities and staff for limited production of its BioSentry and laser products. We will depend on third parties for volume manufacturing of our products and on suppliers for components used in the development and manufacture of our products. In both cases, we are confident of our ability to engage outside contract engineering and manufacturing, as well as confident of the stability among our current vendors. In addition, we believe the inputs and recommendations from D&K Engineering, our contract engineering and manufacturing firm, coupled with anticipated volume purchases, will result in lower manufacturing costs, making our new systems more competitively priced.
Although we anticipate having alternate sources of product engineering and manufacturing supply for the components used in our future production systems, there are no assurances that additional suppliers will materialize.
Sales and Marketing
During 2007,comprehensive cost reduction measures were implemented. Due to the fact that JMAR had never exercised a successful go-to-market strategy, effort was focused on entering into representation and distribution agreements with large corporations to provide sales, distribution and service. These discussions are related to the commercialization of our BioSentry product and are ongoing with three large and very successful commercial corporations. In regard to the laser products described above, with the exception of the BriteLight laser system, JMAR intends to strengthen and execute closer relationship management and sales activities with government customers, as well as pursue strategic partnerships with large established companies to respond to commercial market needs.
Currently, nineteen representatives and distributors worldwide are contracted to sell BioSentry systems in various markets including water municipalities, pharmaceutical and marine in select areas in the U.S., Europe, Mexico, Asia and Australia. Additionally, JMAR has entered into representation and sales agreements with LOT-Oriel, Lastek Pty, and SP Systec, Ltd. for representation of the BriteLight laser. As part of its marketing activities, JMAR also showcases products at select industry conferences to broaden the exposure of its products to new customers.
Finally, given the increased emphasis in 2008 within JMAR on shifting our focus from technology-centric to customer and market-centric, we anticipate greater commercial success through accelerated and repeat sales. JMAR has taken steps to strengthen its sales and marketing capability, as well as the company focus on customer relationship management.
Research and Development
The majority of JMAR’s R&D effort has been carried out under contracts from the Department of Defense (DOD). This work focuses on solving technology problems of importance to the United States because of defense needs or critical considerations of industry. JMAR also carries out IR&D in areas of interest to commercial markets as well as the DOD. Finally, JMAR independently funds technology and product development work intended to grow the Company through new products and an expanded customer base.
Company-funded expenditures for research, development and engineering (RD&E) were $956,065 and $2,612,289 for the years ended December 31, 2007 and 2006, respectively. Total expenditures for RD&E, including funding provided by third party contracts from the U.S. government and other companies, were $1,268,519 and $3,908,818, for the years ended December 31, 2007 and 2006, respectively.

Since January 2004, the Company has received approximately $20 million in financing from various institutional and accredited investors. JMAR has used these funds to initiate and advance new product research and development efforts and to acquire or license products and technologies, as well as market its BioSentry and laser product lines.
Intellectual Property Rights
JMAR’s patent protection efforts have resulted in the issuance of 14 U.S. patents. JMAR currently has filed 9 pending U.S. patent applications, 2 pending foreign applications and 4 Patent Cooperation Treaty (PCT) applications. The issued patents contain numerous claims covering various types of laser plasma x-ray sources, high-brightness solid state lasers, improved laser amplifiers, laser ablation of materials, each of which represents an opportunity for growth for JMAR. The expiration dates of these patents range from 2010 to 2024. Some of the more recent pending and provisional applications cover aspects of the BioSentry product and the double pulse laser technology.
In 2004 and 2005, JMAR entered into exclusive licenses with Point Source Technologies, LLC and The LXT Group covering technology, including issued U.S. patents and pending patent applications that are related to our BioSentry products. In addition, JMAR has six patents pending for BioSentry hardware and software and in specific applications.
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
Employees
Currently, the Company has 16 full-time employees. In connection with cost-cutting measures in 2007, the Vermont Division was closed down in October, its employees terminated, and the assets sold to another company. Further, a number of the Company’s employees were terminated and several others resigned. In addition, two Chief Financial Officers resigned to pursue other interests. In the fall of 2007, the Company hired a new Chief Financial Officer who is focused on rationalizing and controlling the resources of the Company in line with its growth plans. The Company is not subject to any collective bargaining agreements and believes that it maintains excellent relations with its employees.
INFORMATION REGARDING INDUSTRY SEGMENTS, SIGNIFICANT CUSTOMERS AND EXPORT SALES
The Company operates in two segments: the Research Division and Sensor Products Group. Financial information relating to the Company’s segments, significant customers and export sales for the two years ended December 31, 2007 is incorporated by reference from Note 14 of Notes to Consolidated Financial Statements.
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
Our revenues, excluding discontinued operations, for the years ended December 31, 2007 and 2006 were $869,662 and $1,998,183, respectively. Our net loss for 2007 and 2006, excluding discontinued operations, was $2,163,231 and $7,583,172, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.
Our cash requirements are significant and the failure to generate sufficient funds from operations or obtain additional financing has had and will continue to have a significant adverse effect on the Company’s financial condition and its operations.
Our cash used in operating activities for the years ended December 31, 2007 and 2006 was $3,682,771 and $6,019,946, respectively. These negative cash flows are primarily related to operating losses, discontinued operations, and fluctuations in working capital items caused by a change in derivative liability.
We will continue to use cash in 2008 for 1) market and product development efforts, and to acquire or license products, technologies or businesses; 2) corporate costs, primarily related to the cost of being a public company; 3) preferred stock dividends; and 4) other working capital needs. Although we have been successful in raising funds in the past, there can be no assurance that we will be able to successfully continue to draw down under our $7.5 million Term Note and raise additional capital in the future. The failure to draw down additional funds and raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.
You will experience additional dilution if the Company is not successful in selling its new products.
In order to continue our new product development programs,  seek corporate partners for product marketing, distribution and service and continue our internal sales and marketing activities we will need to draw down funds from our $7.5 million Term Note in order to cover these and other working capital needs in 2008. There can be no assurance, however, that we will continue to be able to drawn down under our $7.5 million Term Note, enter into such partnerships or raise additional financing.

Our outstanding preferred stock has a liquidation preference of $7,684,251, which is in excess of our total stockholders’ equity.
Our currently outstanding Convertible Preferred Stock has a total Stated Value of $7,684,251 as of March 31, 2008. Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of the Company’s Preferred Stock are entitled to receive, before any payment or distribution shall be made on the common stock out of the assets of the Corporation available for distribution to the stockholders, the Stated Value per share of the Company’s Preferred Stock then outstanding and all accrued and unpaid dividends. In the event of a dissolution, liquidation or winding up of the Corporation, holders of common stock may lose their entire investment.
Our term loan, as well as the obligations under our Preferred Stock, are secured by the grant of a security interest in all of our assets and upon a default the lender may foreclose on all of our assets.
Pursuant to the terms of the Preferred Stock, the Company is required to make monthly dividend payments and to make a large balloon payment due in August 2009. These obligations, as well as the Company’s obligations under its term loans with the same party (the combined outstanding balances, including accrued interest, of which were approximately $17,013,514 at December 31, 2007), are secured by the grant of a security interest in all of the Company’s assets. In the event of the Company’s failure to make such payments or to comply with the terms of the working capital line of credit, the other party can declare a default and seek to foreclose on the Company’s assets. If the Company is unable to repay or refinance such indebtedness, the holders of the Company’s common stock may lose their entire investment.
If our product development programs are not successful, it will harm our business.
The development of sophisticated laser-based systems and sensors, such as our BioSentry, BriteLight, and double pulse laser products, is a lengthy and capital intensive process and is subject to unforeseen risks, delays, problems and costs. We have had limited success in past product development efforts, including the failure to establish a standard semiconductor products business. We cannot assure you that we will be able to successfully develop our new products, or that unanticipated technical or other problems will not occur which would result in delays in our development programs.
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
In addition to the technical performance of our products, the success of the BioSentry and other product lines is dependent in part on the Company’s estimates of the potential market for such systems. Because many of the expected markets do not presently exist or have not been penetrated for a detection system such as the BioSentry, as well as for the Company’s laser products, the Company has had to make a number of assumptions about the size and needs of such markets. As a result, the Company’s estimates about the size and nature of the expected markets for the BioSentry and other products may be inaccurate and the ultimate markets, and the actual sales of products into those markets, could be significantly less than JMAR’s current estimates reflect. If the actual markets for the new products are not of the magnitude expected, or if they do not develop at the rate the Company expects, the revenues and financial condition will be adversely affected.
If our BioSentry business is unsuccessful, it will cause a significant adverse effect on our financial condition and significant accounting write-offs.
If our BioSentry business area is unsuccessful over the next year in either selling significant numbers of BioSentry units or in arranging significant partnering arrangements, we will have to consider curtailing the BioSentry operations which would result in further reductions in BioSentry personnel and the write-down of a significant portion of the BioSentry assets.
We depend on third party suppliers of various components for our equipment business and our business will be harmed if the supply of key components is interrupted or discontinued.
Our Research Division and our Sensor Products Group are dependent on third party engineering product development and manufacturing firms and on suppliers for components used in the development and manufacture of our products. If there are delays at the engineering firm to package our systems for marketability and certain key components are delayed or unavailable, we might have to reengineer our products, resulting in delays and increased costs, or we may have to pay more to other engineering firms and suppliers to obtain those components, which could adversely affect our business. In addition, our plans contemplate that product engineering, multiple suppliers and greater volume purchases will bring down the manufacturing costs to make our new systems more competitively priced.
Although we anticipate having multiple sources of supply for the components used in our future production systems, there are no assurances that additional suppliers will materialize. Our product development & engineering efforts also rely on certain complex optics. If we cannot obtain these complex optics when needed at an acceptable cost, then we may have to redesign the product, which would involve additional re-engineering, related delays and additional costs which could adversely affect our business.

The success of our business is dependent on our ability to compete effectively, particularly against larger, more established companies with greater resources.
The markets for our products are highly competitive and are characterized by rapid technological change and evolving industry standards. For example, although we are not aware of any products in the market for detecting and classifying microorganisms similar to our BioSentry product, water utilities and other water industry customers currently employ other products and technologies, such as filters and ultraviolet disinfection systems, to remove or neutralize microorganisms from the water supply. Similarly, for short range, up close applications of the LIBS technology, the double pulse laser is not required, in which case the advantages provided by the JMAR product are minimized.
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
Over the past 10 years, our development programs received in excess of $62 million in funding under DARPA contracts, ending in 2006. In 2007 and 2006, approximately 36% and 65%, respectively, of our revenue was derived as the prime contractor or subcontractor for two government contracts. The DOD’s overall budget, and our participation therein, is subject to increases and decreases based upon a number of factors, including general budgetary constraints, shifting priorities of the specific governmental agency which sponsors the funding and our own performance under our contracts with the Government. We do not expect to receive funding from government sources in the future in excess of $2-3 million per year. The Company is relying on the sale of its new products in 2008 and beyond, together with strategic alliances, to support continued product development and successful business operations.
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
In order to reduce costs, in 2007 we laid-off several employees and several key employees resigned, including our Chief Financial Officer (who resigned to pursue other interests) and who has been replaced. Our success is substantially dependent on the efforts of certain key personnel. In particular, our nanotechnology product development efforts rely on the skill of several key laser and laser plasma scientists and engineers and our BioSentry product development effort relies on the skills of several key technical personnel in the areas of scattered-light-based detection systems, algorithms used to interpret the results of scattered light and microorganism morphology, as well as personnel experienced in the water industry. The loss of such personnel would adversely affect our business and prospects. In such event, we cannot assure you that we would be able to employ qualified persons on terms favorable to us. In seeking and retaining qualified personnel, we are required to compete with companies having greater financial and other resources than we have. Since our future success is dependent upon our ability to retain or attract qualified personnel, our failure to do so could have an adverse impact on our business.
Asserting, defending and maintaining intellectual property rights is difficult and costly and the failure to do so could harm our ability to compete and the results of our operations.
We rely to a significant extent on patents, trade secrets and confidentiality agreements to protect our proprietary technology. We cannot assure you as to the breadth or degree of protection which existing or future patents, if any, may afford us, or that patents will not be circumvented or invalidated, or that our products do not and will not infringe on patents or violate proprietary rights of others. In the event a patent infringement claim is asserted against us, or we are required to enforce our rights under an issued patent, the cost of such actions may be very high, whether or not we are successful. While we are unable to predict what such costs, if any, will be if we are obligated to pursue patent litigation, our ability to fund our operations and to pursue our business goals may be impaired.
Our BioSentry product uses scattered light to detect particles in fluids. This field is the subject of substantial patent activity. We have entered into License Agreements with Point Source Technologies and The LXT Group, covering the license of technologies related to the BioSentry product area. Although JMAR believes that the patents and technology licenses from Point Source and LXT, as well as the technology that we have developed in-house, provide adequate coverage for our current BioSentry product, we can give no assurances that the technologies that we want or need to use in the future in this field may not infringe on the patents or proprietary rights of others. If we need to use technologies owned by third parties in connection with our BioSentry products and cannot license them on reasonable terms, our ability to develop, manufacture and commercialize our BioSentry products will be adversely impacted, which would adversely affect our business and our stock price.

If our outstanding options and warrants are exercised and if our preferred stock is converted it will result in substantial dilution.
As of December 31, 2007, we had outstanding 53,839,559 shares of common stock. Substantially all of the outstanding shares of the Company’s common stock are freely tradable without restriction or further registration under the Securities Act. Affiliates may sell the shares they own pursuant to Rule 144, subject to certain notice filing and volume limitations.
As of December 31, 2007, there were 133,689,415 shares of common stock subject to issuance upon exercise of outstanding options and warrants. As of March 31, 2008, we had outstanding $7,684,251 stated value of Series G, I and J Convertible Preferred Stock. The outstanding Series G and I Preferred Stock is convertible into shares of common stock at $0.15 per share and the outstanding Series J Preferred Stock is convertible into shares of common stock at between $0.1022 and $0.12 per share. Subject to a contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.
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
We may be exposed to potential product liability claims arising out of the use of our products. Although we maintain product liability insurance on certain former products, we cannot assure you that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost. A partially or completely uninsured successful claim against us could have a material adverse affect on our business. There can be no assurance that as we complete the commercialization and introduction of new products that insurance will be available on economically favorable terms or in amounts adequate to cover the risks associated with these new products.
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
We have federal net operating loss (NOL) carry-forwards of approximately $60 million at December 31, 2007. These NOLs expire incrementally through 2027.  Realization of future tax benefits from utilization of our net operating loss carry-forwards for income tax purposes is limited by changes in ownership in 1990, 1992 and 1993. Of the above net operating loss carryforwards, annual limitations of approximately $658,000 apply to approximately $2.5 million of Company and acquired company loss carryforwards. Approximately $57.7 million of the net operating loss carryforwards are not subject to annual limitations. Due to our taxable losses, we have been unable to take advantage of the benefits of these NOLs. The realization of the benefits of these NOLs is dependent upon our recognition of taxable income in the future prior to the expiration of the NOLs.
If we issue shares of preferred stock with greater rights than the common stock, it could result in the decrease in market price of the common stock and could delay or prevent a change in control of us.
Our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, of which 738,329 shares of Series G, I and J Preferred Stock were outstanding as of March 31, 2008. As a result, 4,261,671 shares of Preferred Stock are available for issuance in the future. Our Board of Directors has the power to establish the dividend rates, liquidation preferences, voting rights, redemption and conversion terms and privileges with respect to any series of preferred stock. The issuance of any shares of preferred stock having rights superior to those of the common stock may result in a decrease in the value or market price of the common stock. Holders of preferred stock may have the right to receive dividends, certain preferences in liquidation and conversion rights. The issuance of preferred stock could, under certain circumstances, have the effect of delaying, deferring or preventing a change in control of us without further vote or action by the stockholders and may adversely affect the voting and other rights of the holders of common stock.
Item 2. PROPERTIES
The Company’s corporate headquarters, Research Division and Sensor Products Group lease 23,080 square feet of office, laboratory and storage space in a single facility in Northern San Diego County. That lease expires in 2012.

Item 3. LEGAL PROCEEDINGS
Mezzetti Financial Services, Inc, the assignee of Ray L. Hellwig Plumbing & Heating (Hellwig), is the plaintiff in a lawsuit against JMAR, JSI Microelectronics, Inc. and JMAR Precision Systems, Inc. to recover $115,142 including interest and fees, amounts alleged to be owed by the defendants in connection with work performed by Hellwig for JSI Microelectronics, Inc.  This lawsuit has been overturned by the court, subject to appeal.
Also, as reported previously, McClellan Business Park, LLC has requested a judgement against JSI Microelectronics, Inc., the Company’s wholly-owned subsidiary, in the amount of $380,390 including interest and fees related to the lease of the premises located in Sacramento County. Since JSI Microelectronics had already vacated the premises and has no material assets, no action is being taken to resist this legal action. JMAR Technologies, Inc. is not a guarantor on this lease and believes it has no legal responsibility for the obligations of JSI Microelectronics, Inc. JMAR has not been named in this lawsuit.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the OTC Bulletin Board under the symbol JMAR.OB. The 2007 and 2006 high and low transaction prices for the common stock as reported by NASDAQ (through December 22, 2006) and the OTC Bulletin Board (after December 22, 2006) are set forth in the following table.
Common Stock Price

	High	Low
2007
First Quarter	0.30	0.18
Second Quarter	0.23	0.14
Third Quarter	0.20	0.07
Fourth Quarter	0.10	0.04
2006
First Quarter	1.25	0.86
Second Quarter	0.94	0.41
Third Quarter	0.68	0.32
Fourth Quarter	0.45	0.15
As of March 31, 2008, there were approximately 9,800 beneficial owners of JMAR’s common stock and approximately 600 record holders. As of March 31, 2008, the Company’s common stock price was $0.12.
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

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA See Note 14 to the Consolidated Financial Statements - Segment Information

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
JMAR Technologies, Inc. (JMAR or Company) is a late-stage technology company with expertise in the development and early commercialization of detection and laser-based technologies for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research in developing a portfolio of products with market applications in high interest areas such as defense, homeland security, hazardous materials detection and biological monitoring, while continuing to carry out research and development. JMAR’s BioSentry™ product is a contamination warning system for waterborne microorganisms. BioSentry uses laser-based, multi-angle light scattering technology to provide continuous, on-line, real-time monitoring for harmful microorganisms.
JMAR’s pursuit of cutting-edge products includes a new initiative, the double pulse (DP) plasma laser, funded by the Army Research Laboratory (ARL) for development and demonstration of the technology. The exceptional beam quality already demonstrated will enable stand-off laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma generated on targeted substances such as explosives and drugs are detected and analyzed by an optical spectrometer to provide identification of the target material. The DP laser is based on a redesign of JMAR’s patented BriteLight™ laser, a stand-alone product as well as the light source for x-ray microscopy.
Over the past 15 years, our research and development programs received in excess of $100 million in funding under DARPA and ARL contracts, which for DARPA ended in 2006, and which for ARL the funding support continues for very different technology development projects. In 2007 and 2006, approximately 36% and 65%, respectively, of our revenue was derived as the prime contractor or subcontractor for two government contracts.

The DOD’s overall budget, and our participation therein, is subject to increases and decreases based upon a number of factors, including general budgetary constraints, shifting priorities of the specific governmental agency which sponsors the funding and our own performance under our contracts with the Government. We do not expect to receive funding from government sources in the future in excess of $2-3 million per year. The Company is relying on the sale of its new products in 2008 and beyond, together with strategic alliances, to support continued product development and successful business operations.
In early 2007, in order to remedy the problem of an operating cash shortfall, the Company held informal discussions with Laurus (holder of JMAR stock, stock options and warrants, and the Company’s working capital lender) regarding additional financing. On February 27, 2007 JMAR formally requested short term (four month) financing. Subject to terms that included warrants for a significant number of shares at a minimal exercise price and a requirement for JMAR to demonstrate a substantial reduction in its cash burn rate, in March 2007 JMAR’s Board of Directors approved the proposed financing providing for a one year note for $750,000. Subsequently, the Company lowered the cash burn (net loss plus non-cash items) and engaged in cost reduction efforts, resulting in a reduction from approximately $600,000 per month for most of 2006 to approximately $350,000 after March 2007. The cost reductions contributing to this improvement included salaries and benefits, consulting and legal fees, board fees, and IR&D project costs.
In September 2007, the Company negotiated a $7,500,000 Term Note with Laurus (the “$7.5 million Term Note”) (See Note 8 – Notes Payable and Other Long-term Obligations). The draw-downs under the Laurus $7.5 million Term Note have enabled the Company to continue the development of its emerging new products and for working capital requirements in 2007 and 2008.
Pursuant to the $7.5 million Term Note Securities Purchase Agreement, the Company agreed that by mid-October 2007 it would discontinue all business operations and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location. As a result, the Vermont Operations were discontinued as of September 30, 2007, due to losses that continued in the Vermont Operations despite government contract funding.
On November 7, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to purchase certain assets of the Vermont Operations including; rights to the Vermont Operations’ proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008 and for certain costs of the building and office operation until closing of the transaction. Accordingly, the Company has reflected the Vermont Operations as discontinued operations for all periods included in this Form 10-K.
Management believes that with the financing provided by the $7.5 million Term Note (see Note 8 – Notes Payable and Other Long-term Obligations) it has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the Note to continue the development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets.
Sources of Revenue
Contract Research and Development, Technical Support, and Production Programs
The majority of JMAR’s revenues have been derived as the prime contractor or subcontractor for government contracts. These contracts have generated intellectual property owned by the Company in areas in which JMAR believes there are significant commercial applications.
Standard Products
The Company has an agreement in principle with a Fortune 300 company for the worldwide marketing, distribution and service of its BioSentry sensor for continuous, on line, real-time monitoring of drinking water for the presence of microorganisms in municipal water supply systems. JMAR has placed a small number of units with commercial and government customers, including a beverage company, several water utility, municipal and federal agencies. Additional product development is necessary in order to fully take advantage of the potential markets for the BioSentry system. If JMAR is unsuccessful in the next several months in either selling significant units or obtaining the support of strategic marketing partners, it will restructure its support of the BioSentry business area.
JMAR’s diode pumped solid state BriteLight Laser, developed specifically to enable the efficient production of soft x-rays using laser produced plasma, is now marketed by JMAR as a standard product for advanced laser applications. Commercial BriteLight units are presently operating in Japan, Korea and at the Lawrence Livermore National Laboratory. JMAR is conducting manufacturing engineering analysis to reduce production costs and to expand the addressable market for this high performance laser.

 New Products Under Development
JMAR’s pursuit of cutting-edge products includes a new initiative, the double pulse (DP) plasma laser, funded by the Army Research Laboratory (ARL) for development and demonstration of the technology. The exceptional beam quality already demonstrated will enable stand-off laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma generated on targeted substances such as explosives and drugs are detected and analyzed by an optical spectrometer to provide identification of the target material. The DP laser is based on a redesign of JMAR’s patented BriteLight™ laser, a stand-alone product as well as the light source for x-ray microscopy.
Due to the support of our financial partner, Laurus Funds, JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a portable double pulse laser product. This project has been further expanded to include the integration of analytic components for system-level LIBS and laser-induced fluorescence (LIF) applications designed to detect and identify biological contaminants and chemicals used in explosives, drugs, and other substances of critical national security interest. To maximize its resources for new product development, JMAR will continue to pursue government funding to support new product development efforts.
As JMAR seeks to add commercial revenues to our predominately government contract revenue base, we face a series of challenges, including technical and market risks and uncertainties associated with the development of new technologies and new products. Our product development efforts will require substantial continued investment by JMAR and we expect to face challenges in transitioning each of our new products from the proof of concept to commercial introduction and market acceptance. See “Risk Factors” in Item 1A above for more information on the risks and uncertainties faced by JMAR.
 Results of Operations
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Revenues. Total revenues for the years ended December 31, 2007 and 2006 were $869,662 and $1,998,183, respectively, the majority of which were contract revenues. Revenue breakdown for 2007 and 2006 were as follows:

	2007	2006
Research Division	$542,767	$1,898,497

Sensor Products Group	326,895	99,686

	$869,662	$1,998,183
The decrease in revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to a decrease of $942,717 related to the DARPA Contract and a decrease of $377,318 related to the NAVAIR subcontract. The decrease in the NAVAIR contract revenues is due to the completion of that program in at Vermont in 2007. These decreases were offset in part by an increase in BioSentry revenues of $227,209
Losses. The net loss for the years ended December 31, 2007 and 2006 was $(1,623,906) and $(13,106,681), respectively. The loss from continuing operations for those same periods was $(2,163,231) and $(7,583,172), respectively, while the loss from operations for those same periods was $(4,112,218) and $(7,227,461), respectively. Included in the net loss for the years ended December 31, 2007 and 2006 are costs invested in product development (see further discussion below) of $956,065 and $2,612,289, respectively, income/(loss) from discontinued operations of $539,325 and $(5,523,509), respectively, and impairments of long-lived assets of $221,328 and $87,845 in 2007 and 2006, respectively.   In addition, there was change in fair value of derivative liability $(10,307,573) offset by the amortization of debt discount of $8,314,577 and a $175,615 lower SFAS No. 123(R) non-cash compensation charge in 2007 as compared to 2006.
Gross Margins. Gross margins for the fiscal years ended December 31, 2007 and 2006 were 27.0% and 23.6%, respectively. The increase in the gross margin for the year ended December 31, 2007 compared to the prior year is primarily due to a greater mix of higher margin BioSentry commercial sales in 2007 as compared to higher subcontract and material costs on the NAVAIR government Contract that negatively affected gross margins in 2006.
 Selling, General and Administrative (SG&A). SG&A expenses for the fiscal years ended December 31, 2007 and 2006 were $3,169,747 and $4,998,694, respectively. The decrease in SG&A expenses for 2007 was primarily attributable to overall cost reductions in 2007 compared to 2006. The key reductions were: salaries and benefits decreased by $741,517;  non-cash compensation charges  related to SFAS No. 123(R) decreased by $175,616, legal and consulting decreased by $174,056, board of directors fees decreased by $146,187, advertising, shows and travel by $123,499 and liability and D&O insurance by $123,260.
Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.
•
Customer-funded RD&E costs incurred, primarily related to the DARPA Contract and the NAVAIR Contract, are included in “Costs of Revenues” and totaled $312,454 and $1,296,529 for the fiscal years ended December 31, 2007 and 2006, respectively. The decrease for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to a decrease of $647,024  related to the DARPA Contract and a decrease of $416,158  related to the NAVAIR contract. The decrease in the NAVAIR contract revenues is due to the completion of that program in 2007.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $956,065 and $2,612,289 for the fiscal years ended December 31, 2007 and 2006, respectively.

Total RD&E expenditures for 2007 and 2006 were $1,268,519  and $3,908,818, respectively. Total RD&E expenditures as a percentage of revenues were 146% and 196% for the years ended December 31, 2007 and 2006, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining.
Goodwill Write-off. The goodwill write-off in 2006 relates to the goodwill of the Research Division/Vermont Operations which was the reporting unit at that time. Management performed an evaluation of goodwill as of December 31, 2006, in accordance with FASB Statement No. 142 (see Critical Accounting Policies and Estimates). Of the total write-off, $4,415,932 is included in discontinued operations. Impacting the analysis was the Company’s low market capitalization due to its reduced stock price. In addition, the discounted cash flow analysis was impacted by the agreement reached with a leading microscopy company whereby the Company sold its XRM technology in exchange for an up front cash payment and future royalties and was appointed exclusive laser supplier for the XRM. In addition, based on the status of the Company’s BioSentry partner search initiated in June 2006, for purposes of the goodwill analysis, the assumption was that BioSentry manufacturing would be outsourced at some time in the future.
Discontinued Operations. The income/(loss) from operations of discontinued operations of $539,325 and $(5,523,509) for the years ended December 31, 2007 and 2006, respectively. All of the amount in 2007 and $5,270,713 in 2006 relates to the closure of the Vermont Operations as of September 30, 2007. The balance of $252,796 in 2006 relates to the Microelectronics Division. The 2006 amount includes a goodwill write-off of $4,415,932 related to the Vermont Operations, an expense of $127,911 for assets to be disposed at the Microelectronics Division and $262,246 related to leases of the Microelectronics Division, primarily the facility lease, based on an appropriate discount rate.
Until mid-2006, a major source of funding was the subcontract between JMAR’s Microelectronics Division (operated by JSI Microelectronics, Inc., a subsidiary of JMAR) and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA. This work, which started in 1998, resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004 and $2.3 million in letter contracts in 2005. In February, 2006, the last of this funding was received and since the viability of the Microelectronics Division was questionable the operation was closed as of September 30, 2006.
The Vermont Operations carried out contract research and development involving advanced materials, nanolithography, semiconductor memory chip designs and served as JMAR’s manufacturing arm for the BioSentry™ product.  Contract research and development was completed under contracts for DARPA and Naval Air Systems Command (NAVAIR). A major source of funding to the Vermont Operations was a contract issued by NAVAIR which supported continued x-ray lithography technology and infrastructure development. Under this contract, JMAR procured sub-100 nm feature size x-ray masks used in the development of high performance computer memory chips. A total of approximately $15.5 million was received under this contract, including approximately $3.1 million funded in August 2006. Incremental funding under the contract was sought on an annual basis. However, losses in the Vermont Operations continued despite government contract funding. Pursuant to the $7,500,000 Securities Purchase Agreement entered into with Laurus in September 2007, the Company agreed that by mid-October 2007 it would discontinue all business operations and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location. The Vermont Operations were closed on October 16, 2007 and on November 7, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont. Under the Agreement the Company agreed to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA is responsible for all lease payments of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008.
Accordingly, the Company has reflected the Vermont Operations and Microelectronics Division as discontinued operations for all periods included in this Form 10-K.
Interest and Other Expense. Interest and other expense for the years ended December 31, 2007 and 2006 was $9,045,438 and $408,804, respectively. Interest expense was higher for 2007 compared to 2006 due to non-cash interest of $8,314,577, the utilization of the Company’s Working Capital Line and borrowings under the $750,000 and the $7.5 million Term Notes and the increase in the interest rate on the Working Capital Line. The amounts $8,314,577 and $256,169 included in interest expense for the years ended December 31, 2007 and 2006, respectively, is related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and the $750,000 and $7.5 million Term Notes described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.
Preferred Stock Dividends.  Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 are preferred stock dividends of $1,703,607 and $1,283,668, respectively. The amount for the years ended December 31, 2007 and 2006 represents $631,290 and $633,451, respectively, of preferred stock dividends paid or payable in cash and $1,072,317 and $650,217, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

Liquidity and Financial Condition
General. Cash and cash equivalents at December 31, 2007 and 2006 were $174,879 and $686,832, respectively. In 2007 and 2006, we funded our operations primarily from borrowings under the working capital line and term notes and the sale of preferred and common stock. The decrease in cash and cash equivalents during the year ended December 31, 2007 of $511,953 resulted primarily from cash used in operations of $3,682,771 largely related to operating losses of $1,623,906 and changes and a reduction of net assets of discontinued operations of $1,082,329, a decrease in unearned revenue of $156,030, an increase in inventories of $71,874 and a decrease in accounts payable of $41,772. This was offset largely by net borrowings, net of restricted cash of $2,713,329, and in part by a services received in exchange for common stock and warrants of $363,780, a reduction in accounts receivable (collections) of $339,847 and proceeds from the issuance of common stock of $382,122.
Working capital (deficit) as of December 31, 2007 and 2006 was $(6,384,787) and $(2,584,566), respectively. The decrease in working capital is primarily due to the Company’s losses and payment of preferred stock dividends, offset mostly by increased borrowings, net of restricted cash, and gross proceeds from the issuance of common stock of approximately $382,122 and $2,717,363, respectively.
Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock dividends and 4) other working capital needs. We believe that with the financing provided by the $7.5 million Term Note (see Note 8 – Notes Payable and Other Long-term Obligations) the Company has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the $7.5 million Term Note to continue the marketing and development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the $7.5 million Term Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. In addition, the Company is actively discussing arrangements with substantially larger companies to market, distribute and service its BioSentry products. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in Note 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Item 1A above.
Sales of Common Stock. On December 28, 2005 and January 4, 2006, the Company entered into Securities Purchase Agreements and completed the sale of $3.63 million of the Company’s common stock and warrants to nine institutional investors and four accredited individual investors (December Investors). Pursuant to the Securities Purchase Agreements, the Company issued a total of 3,025,001 shares of common stock and warrants to purchase 2,117,501 shares of common stock to the December Investors. The warrants have an exercise price of $1.44 per share and a term of five and one-half years. After expenses of the transaction and the advisor’s fee, the Company received net proceeds of approximately $3.4 million, of which approximately $1.4 million was received after December 31, 2005.
In the first quarter of 2007, JMAR entered into Securities Purchase Agreements and completed the sale of $386,682 of the Company’s common stock to Laurus. Pursuant to the Securities Purchase Agreements, the Company issued a total of 2,254,467 shares of common stock.
In the first quarter of 2007, the Company issued 108,083 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock (See Note 11 — Derivative Accounting Regarding the Warrants).
In connection with the $750,000 Note, the Company issued 461,539 shares of restricted common stock in payment of a fee to Midtown Partners & Co., LLC (“Midtown”). These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
On April 23, 2007, the Company and Laurus entered into a Securities Exchange Agreement that provided for the issuance by the Company to Laurus of a total of 1,500,000 shares of Common Stock in exchange for and in cancellation of i) $194,754 of stated value of Series G Preferred Stock held by Laurus, and ii) $18,996 of stated value of Series I Preferred Stock.
In the second quarter of 2007, the Company issued 608,502 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
On July 5, 2007, the Company entered into a second Securities Exchange Agreement with Laurus which provided for the issuance to Laurus of two million (2,000,000) shares of Common Stock in exchange for and cancellation of another $204,400 stated value of Series G and I Preferred Stock.

On August 8, 2007, Laurus purchased 2,100,000 of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus (see Note 12 – Equity Transactions- Laurus Preferred Stock and Warrants).
On August 31, 2007, Laurus completed a cashless exercise, in accordance with its warrant agreement, of 2,388,189 warrants with an exercise price of $0.01, resulting in the purchase of 2,197,134 shares of common stock. These issuances were valued based upon the fair market value of the Company’s common stock at the dates of issue and conversion.
In the fourth quarter of 2007, the Company issued 946,976 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
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
On March 28, 2006, the Company issued a new Series I Convertible Preferred Stock to replace $6,393,980 of the Series F-H Convertible Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments.) The 2006 Amendments had the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) were deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2009; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through August 2008. The conversion price for the $6,393,980 of the Series F-H Preferred Stock was originally $2.00, while the new $6,393,980 of Series I Preferred Stock has a conversion price of $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of the warrants exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock. The rights and privileges of the Series I Preferred Stock are the same as the Series F-H Preferred Stock, other than the conversion price and redemption payments.
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
In conjunction with the June 28, 2007 transaction and the commitment to issue 408,800 of the Series J Preferred, as of June 30, 2007 the Company created a derivative liability (See Note 11 — Derivative Liability).
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
The Company agreed that it would file a Form S-1 Registration Statement with the SEC to register the resale of the shares of Common Stock issuable on conversion of the Series J Preferred Stock within 60 days after an aggregate of $1 million of Series J Preferred Stock had been sold. The Company agreed to use its best efforts to obtain effectiveness of the registration statement within 120 days after filing with the SEC and to pay a penalty equal to one percent (1%) per month for a maximum of eight months if the registration statement was not filed or declared effective within the required deadlines.   As of December 31, 2007, an aggregate of $1 million or more of Series J Preferred Stock had not been sold and the Company is not yet obligated to file such a registration statement.
            On July 5, 2007, Laurus purchased 408.8 shares of Series J Preferred Stock (with a stated value per share of $1,000) for gross proceeds of $408,800. The shares of Series J Preferred Stock issued in this transaction have a conversion price of $0.1022 per share (the price at which Laurus had most recently received shares of Common Stock in exchange for its Series G and Series I Preferred Stock). In connection with the sale of the Series J Preferred Stock, the Company paid Midtown Partners & Co., LLC (“Midtown Partners”) a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant. As a result of this issuance of Series J Preferred Stock, pursuant to the SPA the conversion price for a total of $817,600 of stated value of Series I Preferred Stock was reduced to $0.15 per share. As a result of the June 28, 2007 exchange of preferred for common stock transaction and the issuance of the new Series J Preferred Stock a derivative liability was created (See Note 11 — Derivative Liability).
On July 20, 2007 the Company and Laurus entered into an Agreement which provides that certain of the convertible securities owned by Laurus may not be converted into common stock unless and until the Company’s shareholders have approved an amendment to the Company’s Certificate of Incorporation to increase the authorized capital stock from 80,000,000 shares of Common Stock to 300,000,000 shares of Common Stock. The shares which will not be convertible consist of 1) those shares of Series I Preferred Stock with a stated value of $817,600 that were amended on July 5, 2007 to reduce their conversion price as noted above, 2) the shares of Series J Preferred Stock with a stated value of $408,800 with a conversion price of $0.1022 that were issued on July 5, 2007, and 3) up to another $817,600 of Series J Preferred Stock and up to another $1,635,200 of Series G and Series I Preferred Stock to be adjusted in connection with the sale of such Series J Preferred Stock. As of December 31, 2007, only $300,000 of the $817,600 of additional shares of Series J Preferred Stock has been sold and the conversion price of $600,000 of Series G and I Preferred Stock has been reduced as provided. On February 20, 2008, the Company’s shareholders approved an increase in authorized shares of Common Stock to 380,000,000 shares.

On August 8, 2007, Laurus purchased 2,100,000 shares of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus. As a result of this transaction, $252,000 of Series G and Series I Preferred Stock has been redeemed and this dollar amount has been applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing under the Series G for November, 2007 was satisfied, the entire monthly redemption payment under the Series I for November was satisfied and $107,618 of the $122,178 December redemption payment under the Series I was satisfied. As a result of the August 8, 2007 exchange of preferred for common stock transaction and the issuance of Series J Preferred Stock a derivative liability was created. See Note 11 — Derivative Liability.
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
 Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 are preferred stock dividends of $1,703,607, and $1,283,668, respectively. The amount for the years ended December 31, 2007 and 2006 represents $631,290, and $633,451, respectively, of preferred stock dividends paid or payable in cash and $1,072,317, and $650,217, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.
            Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.
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
On March 28, 2006, the Company and Laurus replaced the expiring Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allowed the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million.
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
The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent (9.25% as of December 31, 2007). The 2006 Working Capital Line terminates in August 2009. As of December 31, 2007, there was $649,911 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.

In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 218,181 warrants vested on issuance and 240,000 vested in March 2007 based on the average borrowings under the 2006 Working Capital Line. Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the 458,181 warrants based on the Black Scholes pricing model using the following assumptions: risk—free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility was based on JMAR’s historical stock prices for the previous ten years, consistent with the expected life of the warrants.
Term Notes On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“the “750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock. (See Note 11 — Derivative Liability – Warrants Attached to Debt). The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest  was due in March 2008 (changed to August 31, 2009 with the Omnibus Amendment related to the September 2007 SPA  –see below), 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however,  Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of December 31, 2007, $750,000 was outstanding pursuant to the $750,000 Note, at an interest rate of 9.25%. For derivative liability arising out of warrants attached to the $750,000 Note, see Note 11 — Derivative Liability – Warrants Attached to Debt. In connection with the $750,000 Note, the Company agreed to issue 461,539 shares of restricted common stock in payment of a fee to Midtown Partners & Co., LLC (“Midtown”) and issued those shares in the third quarter of 2007.
On September 12, 2007, the Company entered into with Laurus a Securities Purchase Agreement (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007. Pursuant to the September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note ("the $7,500,000 Term Note") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock. The maturity date of the $7,500,000 Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7,500,000 Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7,500,000 Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899.39 of the proceeds of the $7,500,000 Term Note were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus Capital Management, LLC, was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.
The September 2007 Warrants have an exercise price of $0.01 per share and a term of ten years. In no event may the September 2007 Warrants be exercised in excess of the number of shares which would cause the total number of issued and outstanding shares of the Company’s Common Stock plus the number of shares of Common Stock reserved for issuance under all outstanding options, warrants (including the September 2007 Warrants) and preferred stock to exceed the number of the Company’s authorized shares of Common Stock. Pursuant to the September 2007 SPA, the Company agreed that on or before March 5, 2008 it would seek and have obtained shareholder approval to have amended its certificate of incorporation to increase its authorized Common Stock to no less than 300,000,000 shares. A failure to increase the Company’s authorized shares to at least 300,000,000 shares on or before such date would have constituted an event of default under the $7,500,000 Term Note. On February 20, 2008, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock to 380,000,000 shares.
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
Sale of XRM Assets. In March 2007, the Company entered into an agreement with a leading microscopy company under which JMAR sold the assets of its XRM product. Among other provisions, under the agreement JMAR received an initial payment of $100,000 and reimbursement of up to $50,000 in costs, an additional payment of $500,000 once the XRM is operational at the acquirer’s facility, another $100,000 upon satisfaction of certain performance criteria and a four year royalty based on the sale of XRM units by the other party. JMAR was also appointed exclusive laser supplier to the other party for the same four year period.
Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit currently in the amount of $78,645.  If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica could require the Company to set aside the amount of the letter of credit. The Company’s cash has fallen below this requirement, but the Company has not set aside the amount of the letter of credit. Should the Company default on its lease obligations, the Landlord would collect on the letter of credit. Comerica, most likely, would pursue a legal remedy to collect the $78,645.
Cash Used in Operations. Cash used in operations was $3,682,771 in 2007 compared to $6,019,946 in 2006. The loss from operations net of non-cash items (depreciation, amortization, debt discount, services received in exchange for common stock or warrants and asset write-downs) was $2,600,422 and $12,440,650 in 2007 and 2006, respectively. The lower use of cash related to the loss from operations net of non-cash items in 2007 is primarily due to the lower relative income/(loss) of discontinued operations of $6,062,834 and relatively lower SG&A and RD&E expenses of $1,828,947 and $1,656,224, respectively,  in 2007 as compared to 2006. This improvement was partially offset by lower gross profit of $236,445 in 2007 compared to 2006. Adversely affecting cash flow from operations in 2007 was a decrease in unearned revenue of $156,030, an increase in inventories of $71,874 and a decrease in deferred compensation of $94,165. Positively impacting cash flow from operations was a decrease in accounts receivable (collections) of $339,847 and a reduction in prepaid expenses of $18,223.
Cash Used in Investing Activities. In 2007, cash used in investing activities was $13,228 compared to $(35,001) in 2006. The positive amount in 2007 is primarily due to an increase of $4,895 in intangible assets compared to a reduction of $142,344 in 2006.
Cash Provided by Financing Activities. In 2007, cash provided by financing activities, net of restricted cash, was $3,157,590 compared to $1,713,431 in 2006. Net proceeds from the sale of common stock were $382,122 and $1,358,092 in 2007 and 2006, respectively. Net proceeds from the sale of preferred stock were $643,594 and $471,926 in 2007 and 2006, respectively. During 2007, the Company made preferred stock redemptions of $874,550 (see preferred stock amendments discussed above). Preferred stock cash dividends in 2007 and 2006 were $631,290 and $633,451, respectively.
Preferred Stock Redemption Obligations
Excluded from the above table are redemption obligations under Series G, I and J Preferred Stock. If not previously converted, the Series Series G, I and J Preferred Stock must be redeemed by the Company as follows:
	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	December 31, 2007	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.
License Agreements
In January 2005, JMAR and Point Source Technologies, LLC (Point Source) entered into a License Agreement granting the Company an exclusive license covering all Point Source patents and other intellectual property related to the manufacture and sale of scattered-radiation-based products used to detect or classify microorganisms in water and other media. Pursuant to the License Agreement, Point Source also sold substantially all of its laboratory and engineering room equipment to the Company. The License Agreement provides for the payment by JMAR of a royalty of 2.5% of the net sales of certain “licensed products” for a six year period, with the right to reduce the royalty to 1.25% after four years if we are no longer using the Point Source technology. The “Licensed Products” consist of any scattered-radiation-based products used to detect or classify microorganisms in water (including our BioSentry product) and any other product that is within the scope of the licensed Point Source patents. As additional consideration for the License Agreement, we also entered into a Securities Purchase Agreement providing for the issuance to Point Source of 520,000 shares of common stock (Point Source Shares) and warrants (Point Source Warrants) to purchase 333,333 shares of common stock (Point Source Warrant Shares), with an exercise price of $1.38 per share, and a term of 5 years. Point Source was also granted the right to purchase additional shares in an amount equal to 1.66% of the shares sold in certain subsequent issuances by us on the same terms as such issuance. Point Source subsequently assigned this additional purchase right to its affiliates (Point Source Investors), together with 500,000 of the Point Source Shares and all of the Point Source Warrants. This purchase right expired in July 2006. The Point Source Investors exercised this purchase right as it related to the February 1, 2005 offering and purchased 53,548 shares of common stock and warrants to purchase 20,081 shares of common stock with an exercise price of $1.73.

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
Net Operating Loss Carryforward
At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $60.2 million that expire from 2008 to 2027. In addition to the capital loss carryforward, the Company has approximately $4,018,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below. Also, the Company has approximately $24.6 million of state net operating loss carryforwards that expire from 2011 to 2017.
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
Revenues
For each of the two years ended December 31, 2007 and 2006, of approximately 36% and 65% of the Company’s revenues, respectively, were contract revenues, with the remainder consisting BriteLight and BioSentry sales, spare parts sales and service. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. As appropriate, the program manager prepares a statement of work, schedule and budget for each contract. At least quarterly, actual costs are compared to budget and technical progress is compared to the planned schedule. The Company prepares an estimate of costs to complete for each contract at least quarterly. Estimated losses based on this review are fully charged to operations when identified. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred.

Goodwill and Intangible Assets
In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company established reporting units and applied a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. The Company compared the fair value of the business unit with the carrying amount of the assets associated with the business unit. The fair value of each business unit was determined using a risk adjusted discount rate to compute a net present value of estimated future cash flows and a consideration of market capitalization of the Company. The second step measured the amount of the impairment, if any.
Management performed an evaluation of goodwill as of December 31, 2006. Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. At December 31, 2006, with the discontinuance of the Microelectronics Division, the Company had two business units. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and was allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations were viewed as one business unit due to the interrelations of their businesses (i.e., x-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the future laser based products to be performed by the Vermont Operations). Additionally, the Vermont Operations used its core capabilities to perform manufacturing for other products of the Company.
The discounted cash flow analysis was based on a 7-year projection of revenue, operating expenses, capital expenditures, and working capital requirements and a continuity value of 5 times the 7th year cash flow. The discount rate used was 30% that took into account the riskiness of the new products. Sensitivity analysis was also performed to determine the appropriateness of the assumptions used in the discounted cash flow analysis. As a majority of the Company’s expected revenues in the future were based on products that were under development, the Company estimated the expected revenues in the future based on its then-current knowledge of the market and the expectations of successfully penetrating those markets.
The market capitalization test was used as a complementary test to the discounted cash flow analysis. The Company estimated its market capitalization based on the average stock price over the preceding year and estimated the two business units’ relative contribution to the market value of the Company based on shareholder inquiries, emphasis by the Company in discussions with shareholders and others, and emphasis in formal shareholder communications (i.e., press releases).
Based on the Company’s analysis as of December 31, 2006, the entire amount of goodwill of $4,415,932 was written off in 2006. Capitalized patent costs are amortized over ten years, and other intangible assets are amortized over not more than five years. Capitalized patent costs are reviewed quarterly for utilization and recoverability.
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
Derivative Liabilities
JMAR accounts for certain derivative instruments at their fair value. In determining the appropriate value, we use the Black Scholes Option Pricing Formula (“Black Scholes model”) where applicable. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.
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

Income Taxes
The company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.  The Company recognizes interest and penalties as a component of income tax expense. The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007 and 2006 were zero.
The Company’s United States federal income tax returns for tax years since 2005 are subject to examination by the Internal Revenue Service and its state income tax returns since 2004 are subject to examination by the state tax authorities.
Net operating losses from years from which the statute of limitations have expired (2005 and prior for federal and 2004 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.
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
 Stock-Based Compensation Expense
Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, the Company recognizes compensation expense for all stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the Black Scholes option valuation model to estimate the fair value of its stock options at the date of grant. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. See Note 13 to the Consolidated Financial Statements for a further discussion of stock-based compensation.
Recent Accounting Pronouncements
In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year end that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on its financial position, results of operations or cash flows of the Company.

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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowing under our $7.5 million and $750,000 Term Notes, $3 million Working Capital Line and Preferred Stock, all of which bear interest and dividends, respectively, based on the prime rate. As of December 31, 2007, we had $8.25 million outstanding under the Term Notes $649,911 under the Working Capital Line and $7.68 million of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease of approximately $165,000 on an annual basis.
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Company’s consolidated financial statements prepared in accordance with Regulation S-X and the Report of the Independent Registered Public Accounting Firm is set forth at the end of this Report on pages 28 through 50.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A(T)  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing this Annual Report on Form 10-K, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report.
Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the years ended December 31, 2007 and 2006, we identified material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.
Management’s Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the consolidated financial statements of the Company in accordance with U.S. generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
With the participation of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on the specified criteria. Management has identified control deficiencies regarding 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting processes 3) need for stronger internal control environment and 4) revenue recognition and sales cut-off. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, exacerbated by the resignation of the Company’s Chief Financial Officer and Corporate Controller earlier in 2007. Management took action to replace these positions, however, the small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.
The ineffectiveness of internal controls as of December 31, 2007 stemmed in large part from several significant changes within the Company.  The organization structure was changing as we hired additional management, and were restructuring the company obtaining new financing, adopting new accounting procedures and discontinuing operations.  This placed additional stress on the organization and our internal reporting and controls as financial personnel adjusted to the many changes instituted within the company.  Although we believe the time to adapt in the fourth quarter has better positioned us to provide improved internal control functions into the future, during the transition, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.
These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.
In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2007 are fairly stated, in all material respects, in accordance with US GAAP.
We may in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We plan to refine our internal control over financial reporting to meet the internal control reporting requirements included in Section 404 of the Sarbanes-Oxley Act (SOX 404) to have effective internal controls by December 31, 2008. The effectiveness of the measures we implement in this regard will be subject to ongoing management review supported by confirmation and testing by management, as well as audit committee oversight. As a result, we expect that additional changes could be made to our internal control over financial reporting and disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.
Item 9B. OTHER INFORMATION
None.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 10 will be set forth in the Form 10K-A to be filed with the Securities and Exchange Commission on or prior to April 30, 2008 under the captions “Election of Directors”, “Executive Officers of the Registrant”, “The Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
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
Item 11. EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the Form 10K-A to be filed with the Securities and Exchange Commission on or prior to April 30, 2008 under the caption “Executive Compensation” and is incorporated herein by this reference.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the Form 10K-A to be filed with the Securities and Exchange Commission on or prior to April 30, 2008 under the captions “Information about JMAR Stock Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13 will be set forth in the Form 10K-A to be filed with the Securities and Exchange Commission on or prior to April 30, 2008 under the caption “Certain Transactions with Management and Others” and is incorporated herein by this reference.
Item 14. PRINCIPAL AUDITOR FEES AND SERVICES
The information required by Item 14 will be set forth in the Form 10K-A to be filed with the Securities and Exchange Commission on or prior to April 30, 2008 under the captions “Report of the Audit Committee”, “Audit Fees”, “Audit-Related Fees”, “Tax Fees”, “All Other Fees” and “Audit Committee Pre-Approval Policies and Procedures” and is incorporated herein by this reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) The following documents are filed as a part of this Report:
1.	Financial Statements. Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	Exhibits. The Exhibits listed in the accompanying Exhibit Index on pages 52 to 57 are filed as part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
JMAR Technologies, Inc.
San Diego, California

We have audited the consolidated balance sheets of JMAR Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007.  Our audit also included the financial statement schedules of JMAR Technologies, Inc. listed in Item 15(a).  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMAR Technologies, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We were not engaged to examine management's assertion about the effectiveness of JMAR Technologies’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Evaluation of Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” on January 1, 2007.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” on January 1, 2006.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Irvine, California
April 1, 2008

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

ASSETS	2007	2006

Current Assets:
Cash and cash equivalents	$174,879	$686,832
Accounts receivable, net	44,544	157,469
Unbilled receivables	21,180	249,099
Inventories, net	308,029	235,158
Net current assets of discontinued operations	479,342	1,272,353
Prepaid expenses and other	160,610	213,289
Total current assets	1,188,584	2,814,200
Property and equipment, net	683,249	965,685
Intangible assets, net	1,641,913	1,747,849
Restricted cash	4,251,252	—
Other assets	217,302	443,082

TOTAL ASSETS	7,982,300	5,970,816

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$534,586	$576,358
Accrued liabilities	427,600	540,804
Accrued payroll and related costs	218,562	381,054
Working capital line of credit, net	508,725	1,059,355
Current portion of notes payable and other liabilities, net	103,375	207,710
Net current liabilities of discontinued operations	708,716	2,584,056
Deferred rent	49,429	49,429
Derivative liabilities	5,022,378	—

Total current liabilities	7,573,371	5,398,766

Term notes, net of debt discounts	1,505,208	—
Notes payable and other long-term liabilities, net of current portion	250,887	413,694
Notes payable and other long-term liabilities of discontinued
operations net of current portion	89,209	89,209
Total liabilities	9,418,675	5,901,669
Redeemable convertible preferred stock: 738,329 shares
issued and outstanding as of December 31, 2007 and
785,000 December 31, 2006, net of unamortized discount of
$1,709,606 and $2,440,473, respectively	5,974,644	5,409,527
Commitments and contingencies
Stockholders' equity deficit:
Preferred stock: $.01 par value; 5,000,000 shares authorized;
738,329 shares issued and outstanding as of December 31, 2007 and 785,000 at December 31, 2006 included in redeemable
convertible preferred stock above	—	—
Common stock: $.01 par value; 80,000,000 shares authorized;
53,839,559 shares issued and outstanding as of December 31,
2007, and 39,535,615 shares issued and outstanding as
of December 31, 2006	538,395	395,356
Additional paid-in-capital	85,191,382	84,077,547
Accumulated deficit	(93,140,796)	(89,813,283)
Total stockholders' deficit	(7,411,019)	(5,340,380)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,982,300	$5,970,816

See Accompanying Notes to Consolidated Financial Statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenues	$869,662	$1,998,183
Costs of revenues	634,740	1,526,816
Gross profit	234,922	471,367
Operating expenses:
Selling, general, and administrative	3,169,747	4,998,694
Research and development	956,065	2,612,289
Impairment of long lived assets	221,328	87,845
Total operating expenses	4,347,140	7,698,828
Operating loss from continuing operations	(4,112,218)	(7,227,461)
Interest and other income	225,187	53,093
Interest and other expense	(9,045,438)	(408,804)
Change in fair value of derivative liability	10,307,573	—
Other income	461,665	—
Loss from continuing operations	(2,163,231)	(7,583,172)
Income (loss) from discontinued operations, net of tax	539,325	(5,523,509)
Net loss	(1,623,906)	(13,106,681)
Deemed preferred stock dividends	(1,703,607)	(1,283,668)
Loss applicable to common stock	(3,327,513)	(14,390,349)
Loss per share from continuing operations	$(0.08)	$(0.23)
Gain (loss) per share from discontinued operations	0.01	(0.14)

Basic and diluted loss per share applicable to
common stock	$(0.07)	$(0.37)

Shares used in computation of basic and
diluted loss per share	47,142,496	39,417,421

See Accompanying Notes to Consolidated Financial Statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-in	Deficit	Equity (Deficit)

Balance December 31, 2005	38,823,158	$388,231	$79,589,931	$(75,422,934)	$4,555,228
Balance of stock, options and warrants for services	228,418	2,284	476,087		478,371
Modification to preferred stock terms			2,210,031		2,210,031
Issuance of warrant in connection with working capital line			471,926		471,926
Issuance of common stock and warrants for cash, net of costs of approximately $96,000	479,167	4,792	1,329,621		1,334,413
Stock issued upon exercise of options	4,872	49	(49)		—
Preferred stock dividends				(1,283,668)	(1,283,668)
Net loss				(13,106,681)	(13,106,681)
Balance, December 31, 2006	39,535,615	395,356	84,077,547	(89,813,283)	(5,340,380)

Balance of stock, options and warrants for services	2,252,340	22,523	490,350		512,873
Exchange of preferred stock to common stock	7,600,000	76,000	864,688		940,688
Issuance of common stock for dividends to Laurus		—			—
Issuance of common stock and warrants for cash, net of costs of approximately $230,000	2,254,470	22,545	364,138		386,683
Derivative liability for outstanding warrants		—	(318,870)		(318,870)
Exchange of warrants for common stock	2,197,134	21,971	(21,971)		—
Fees paid to Laurus for $7.5M transaction		—	(264,500)		(264,500)
Preferred stock dividends				(1,703,607)	(1,703,607)
Net loss				(1,623,906)	(1,623,906)
Balance, December 31, 2007	53,839,559	$538,395	$85,191,382	$(93,140,796)	$(7,411,019)

See Accompanying Notes to Consolidated Financial Statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Loss from continuing operations	$(1,623,906)	(13,106,681)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	290,502	209,792
Change in fair value of derivative liability	(10,307,573)	—
Amortization of debt discount and beneficial conversion feature	8,314,577	256,168
Stock based compensation expense	166,034	367,695
Services received in exchange for common stock/ warrants	363,780	86,990
Impairment of long lived assets	221,328	87,845
(Increase) decrease in:
Accounts receivable and unbilled receivables	339,847	(112,948)
Inventories	(71,874)	(120,866)
Prepaid expenses and other	18,223	(34,701)
Accounts payable	(41,772)	1,353
Accrued liabilities	30,015	(393,809)
Unearned revenue	(156,030)	156,030
Deferred compensation	(94,165)	220,149
Deferred rent	(49,428)	(57,667)
Net cash used from continuing operations	(2,600,442)	(12,440,650)
Changes in net assets and liabilities of discontinued operations	(1,082,329)	6,420,704
Net cash used in operating activities	(3,682,771)	(6,019,946)

Cash flows from investing activities:
Capital expenditures of continuing operations	(3,237)	33,287
Additions of intangible assets from continuing operations	4,895	(142,344)
Capital expenditures of discontinued operations	—	4,056
Net borrowings on notes receivable	11,570	70,000
Net cash provided by (used in) investing activities	13,228	(35,001)

Cash flows from financing activities:
Net (repayments)/borrowings on term notes and line of credit	6,964,581	461,099
Net proceeds from the issuance of common stock	382,122	1,358,092
Increase in restricted cash	(4,251,252)	—
Cash payment of preferred stock dividends	(581,455)	(577,686)
Issuance of preferred stock	643,594	471,926
Net cash provided by financing activities	3,157,590	1,713,431

Net (decrease) in cash and cash equivalents	(511,953)	(4,341,516)
Cash and cash equivalents, beginning of period	686,832	5,028,348
Cash and cash equivalents, end of period	$174,879	686,832

Cash paid for interest	$568,520	141,998

Cash paid for income taxes	$—	—

Supplemental Disclosure of Non Cash Activity:

For the year ended December 31, 2007:
Prepayment of deferred compensation proceeds from cash surrender value of life insurance	$123,459
Conversion by Company of previously existing Series G & I Preferred Stock into 7,600,000 shares of common stock in the last and current quarter. (See Note 12)	$739,663
In conjunction with the exchange of preferred stock to common stock, the recognition of the excess fair value of the common stock over the carrying amount of the preferred stock as a deemed dividend. (See Note 12)	$476,337
Deemed preferred stock dividends	$645,811
Establishment of derivative liability in conjunction with the issuance of Series J Preferred Stock (see Note 11)	$8,250,000

For the year ended December 31, 2006:
Fair value of warrants issued in connection with the 2006 working capital line of credit (see Note 8)	$471,926
Discount recorded representing the difference between the fair value of the convertible preferred stock and warrants immediately prior to and after the March 28, 2006 amendment. (see Note 12)	$2,210,031
See Accompanying Notes to Consolidated Financial Statements.

JMAR TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

1. Description of the Company and Financial Condition
The accompanying consolidated financial statements include the accounts of JMAR Technologies, Inc. (the “Company” or “JMAR”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
JMAR is an innovator in the development of laser-based chemical and biological detection technologies and for nano-scale imaging, analysis and fabrication. The Company is leveraging more than a decade of laser and photonics research to develop a portfolio of products with commercial applications in rapidly growing industries, while continuing to carry out research and development for the U.S. Government.
The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $1,623,906 and $13,106,681 for the years ended December 31, 2007 and 2006, respectively, and losses are expected for the foreseeable future. In addition, excluding discontinued operations, our revenues declined to $869,662 from $1,998,183 for the years ended December 31, 2007 and 2006, respectively. We had negative operating cash flow for the years ended December 31, 2007 and 2006 of $3,682,771 and $6,019,946, respectively. Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) to complete or accelerate the development of some of its emerging new products; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock dividends and 5) other working capital needs. If the Company’s new products do not result in significant commercial sales, we will need to raise additional funds in order to continue our product development and sales and marketing activities and for other working capital needs. Assuming the availability of draw-downs under the loan facility entered into with Laurus Master Fund, Ltd. (“Laurus”) in September 2007 (the “$7.5 million  Note”) (See Note 8 – Notes Payable and Other Long-term Obligations ) management believes that the Company has adequate resources to fund its operations through September 30, 2008. In addition, the Company is actively discussing arrangements with substantially larger companies to market distribute and service its BioSentry products. See further discussion in Note 1 in “Risk Factors” in Item 1A above.
In March 2006, General Dynamics Advanced Information Systems (GDAIS) informed the Company that Defense Microelectronics Activity (DMEA) desired to avoid the additional funding required to support the costs imposed by JMAR working under GDAIS as a subcontractor on the DMEA Contract and that the funding would only be sufficient for the prime contractor. Accordingly, JMAR would not receive additional subcontract funding from GDAIS. Since the viability of the Microelectronics Division was dependent on continued funding from GDAIS/DMEA, which was not assured, the Company closed the operation as of September 30, 2006.
The Vermont Operations carried out contract research and development under contracts for DARPA and Naval Air Systems Command (NAVAIR). A major source of funding to the Vermont Operations was a contract issued by NAVAIR which supported continued x-ray lithography technology and infrastructure development. Under this contract, JMAR procured sub-100 nm feature size x-ray masks used in the development of high performance computer memory chips. A total of approximately $15.5 million was received under this contract, including approximately $3.1 million funded in August 2006. Incremental funding under the contract was sought on an annual basis. However, losses in the Vermont Operations continued despite government contract funding. Pursuant to the $7,500,000 Securities Purchase Agreement entered into with Laurus in September 2007, the Company agreed that by mid-October 2007 it would discontinue all business operations and sell the assets associated with the Vermont Operations. The Vermont Operations were discontinued as of September 30, 2007. In November, 2007, the Company executed an asset purchase agreement with Applied Research Associates, Inc. (ARA) of Randolph, Vermont and consummated the sale on January 30, 2008. Accordingly, the Company has reflected the Vermont Operations and Microelectronics Division as discontinued operations for all periods included in this Form 10-K.
Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract revenue generated earnings to support the Company’s new product development and commercialization work, the time necessary for it to begin generating significant revenue from those new products, and the significant administrative cost of being a small public company. There can be no assurance that projected revenue growth will occur or that the Company will successfully implement its plans. Management believes that with the financing provided by the $7.5 million Term Note (see Note 8 –Line of Credit and Notes Payable) it has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the $7.5 million Term Note to continue the marketing and development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the $7.5 million Term Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. In addition, the Company is actively discussing arrangements with substantially larger companies to market distribute and service its BioSentry products. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets.

2. Summary of Significant Accounting Policies
a. Cash and Cash Equivalents
The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities that have original maturities of less than 90 days. Restricted cash is not included in cash and cash equivalents, as it is made available to the Company only upon review by Laurus after specific requests by the Company.
b. Restricted cash
Restricted cash consists of cash held for approved cash flow purposes.  Once authorized, the cash is released from restriction.
c. Fair Value of Financial Instruments
The carrying value of certain of the Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.
d. Pervasiveness of Estimates
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
e. Inventories
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
f. Income Taxes
The company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of January 1, and December 31, 2007, if recognized, would not have a material effect on its effective tax rate. The company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.
The Company recognizes interest and penalties as a component of income tax expense. The interest and penalties as of December 31, 2007 and for the years ended December 31, 2007 and 2006 were zero. The Company’s United States federal income tax returns for tax years since 2005 are subject to examination by the Internal Revenue Service and its state income tax returns since 2004 are subject to examination by the state tax authorities
Net operating losses from years from which the statute of limitations have expired (2005 and prior for federal and 2004 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years.
g. Property and Equipment
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
h. Goodwill and Other Intangible Assets
In accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets,” the Company established reporting units and applied a two-step fair value approach to evaluating goodwill impairment, using at least an annual assessment. The Company compared the fair value of the business unit with the carrying amount of the assets associated with the business unit. The fair value of each business unit was determined using a risk adjusted discount rate to compute a net present value of estimated future cash flows and a consideration of market capitalization of the Company. The second step measured the amount of the impairment, if any.
Management performed an evaluation of goodwill as of December 31, 2006 in accordance with FASB Statement No. 142 (see Critical Accounting Policies and Estimates). Until September 30, 2006, the business units identified were Vermont Operations/Research Division, Microelectronics Division and Sensor Products Group. At December 31, 2006, with the discontinuance of the Microelectronics Division, the Company had two business units. All of the Company’s goodwill arose from the acquisition of SAL, Inc. (the predecessor to the Vermont Operations) and was allocated to the Vermont Operations/Research Division business unit. The Research Division and Vermont Operations were viewed as one business unit due to the interrelations of their businesses (i.e., X-ray source related development and commercialization, with the source and technology development coming from the Research Division and the product design, manufacturing engineering, integration, testing and assembly performed by the Vermont Operations, as well as the zone plate optics development and manufacturing for the future laser based products to be performed by the Vermont Operations). Additionally, the Vermont Operations used its core capabilities to perform manufacturing for other products of the Company.

The discounted cash flow analysis was based on a 7-year projection of revenue, operating expenses, capital expenditures, and working capital requirements and a continuity value of 5 times the 7th year cash flow. The discount rate used was 30% that took into account the riskiness of the new products. Sensitivity analysis was also performed to determine the appropriateness of the assumptions used in the discounted cash flow analysis. As a majority of the Company’s expected revenues in the future were based on products that were currently under development, the Company estimated the expected revenues in the future based on its then-current knowledge of the market and the expectations of successfully penetrating those markets.
The market capitalization test was used as a complementary test to the discounted cash flow analysis. The Company estimated its market capitalization based on the average stock price over the preceding year and estimated the two business units’ relative contribution to the market value of the Company based on shareholder inquiries, emphasis by the Company in discussions with shareholders and others, and emphasis in formal shareholder communications (i.e., press releases).
Based on the Company’s analysis as of December 31, 2006, the entire amount of goodwill of $4,415,932 was written off in 2006.
i. Intangible Assets
Capitalized patent costs are amortized over ten years, and other intangible assets are amortized over not more than five years. Accumulated amortization of intangible assets of $81,143 and $135,312 at December 31, 2007 and 2006, respectively (see Note 15- Intangible Assets). Capitalized patent costs are reviewed quarterly for utilization and recoverability.
j. Long-Lived Assets
The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 14, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value at December 31, 2007.
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
k. Revenues
For the years ended December 31, 2007 and 2006, approximately 36% and 65%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product and spare parts sales, and field service revenues from Biosentry. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred. Estimated losses are fully charged to operations when identified. Product revenues are recognized upon the later of when the product is shipped or when additional contractual requirements related to the sale are completed.
l. Beneficial Conversion Feature and Warrant Valuation
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
m. Allowances for Doubtful Accounts
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
n. Derivative Liabilities
The Company accounts for certain derivative instruments at their fair value. In determining the appropriate value, we use the Black Scholes Option Pricing Formula (“Black Scholes model”) where applicable. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in consolidated statements of operations as adjustments to fair value of derivatives.

 o. Earnings Per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. For the years ended December 31, 2007 and 2006, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. As December 31, 2007 and 2006 the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 153,754,887 and 15,880,367, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.
p. Stock-Based Compensation Plans
The Company has six stock plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are the only shareholder-approved stock option plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options. On February 22, 2008, the authorized shares under the 2006 Plan were increased by the board of directors to 20,000,000 shares (See Note 18 Subsequent Events.) The 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to non-plan option agreements with several individuals.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method (see Note 13).
q. Reclassifications and Revisions
Certain reclassifications have been made to the prior year financial statements to conform to the 2007 presentation.
r. Recent Accounting Pronouncements
In February 2006 the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS No. 155 amends SFAS No. 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS No. 155, SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS No. 155 amends SFAS No. 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. This statement is effective for all financial instruments acquired, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year end that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The adoption of SFAS No. 156 did not have a material impact on its financial position, results of operations or cash flows of the Company.

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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
3. Impairment of Long-Lived Assets
In 2006, goodwill in the amount of $4,415,932 was written off. The goodwill related to the Research Division/Vermont Operations reporting unit (at that time). The write-off was based on an analysis performed as of December 31, 2006 in accordance with FASB Statement No. 142 (See Note 2). Impacting the analysis was the Company’s low market capitalization due to its reduced stock price. In addition, the discounted cash flow analysis was impacted by the agreement reached with a leading microscopy company whereby the Company sold its XRM technology in exchange for an up front cash payment, future royalties and the exclusive laser supplier rights for the XRM. In addition, based on the status of the Company’s BioSentry partner search initiated in June 2006, for purposes of the goodwill analysis, the assumption was that BioSentry manufacturing would be outsourced at some time in the future. In addition, due to its financial situation at the time, JMAR’s ability to finance the development, commercialization and sale of its products was impacted, thereby delaying the development and commercialization of the Company’s products.
4. Accounts Receivable
At December 31, 2007 and 2006, accounts receivable consisted of the following:

	2007	2006
Billed	$44,544	$157,469
Unbilled	21,180	249,099
	65,724	406,568
Less–allowance for doubtful accounts	—	—
	$65,724	$406,568

All unbilled receivables at December 31, 2007 are expected to be billed and collected within one year. Payments to the Company for performance on certain U.S. Government contracts are subject to progress payment audits by the Defense Contract Audit Agency (DCAA) and are recorded at the amounts expected to be realized. The unbilled receivables at December 31, 2007 relate to the normal billing cycle and timing of billings. In addition, included in the long-term “other assets” on the accompanying Consolidated Balance Sheet are withheld fees, $166,977 of which are from the Company’s DARPA contract and $14,720 from the SBIR contract both of which it expects to receive upon completion of the contracts and final DCAA audit.

5. Inventories
Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Raw materials, components and sub-assemblies	$55,494	$26,512
Work-in-process	85,486	—
Finished goods	177,110	218,914
	318,090	245,426
Less–reserve for excess and obsolete inventory	(10,061)	(10,268)
	$308,029	$235,158

6. Property and Equipment
At December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006
Equipment and machinery	$588,748	$2,693,203
Software	329,291	434,096
Furniture and fixtures	198,372	222,493
Leasehold improvements	607,767	607,767
	1,724,178	3,957,559
Less-accumulated depreciation	(1,040,929)	(2,991,874)
	$683,249	$965,685

 Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlord. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the lease. Of the net remaining deferred rent of $238,904, $189,475 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet.
7. Commitments and Contingencies
a. Leases
The Company leases its office facilities under various operating leases expiring through October, 2012. Minimum future rental payments for non-cancelable leases as of December 31, 2007, are as follows:

Year Ending December 31,
20 2008	$348,258
20 2009	360,572
2 2010	374,790
201 2011	389,576
20 2012	335,678
Th Thereafter	—
$1,808,873

Related rent expense was $290,500 and $316,039 for the years ended December 31, 2007 and 2006, respectively.
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
In May, 2002, Dr. Martinez informed the Board of Directors of his desire to retire. The Board and Dr. Martinez engaged in discussions regarding Dr. Martinez’s future role with the Company. In order to set a definite date for the transition to a new CEO, in July, 2002, the Board of Directors exercised the Company’s rights under the Employment Agreement to discontinue Dr. Martinez’s status as CEO effective August 16, 2002. Following negotiations between Dr. Martinez and the Board, an agreement was reached to restructure this payment obligation to spread the payments over six years to reduce the impact of the original agreement on the Company’s cash flow. In consideration for this modification, the Company agreed to provide comparable medical insurance benefits for six years, and modified 942,242 of the outstanding options and warrants held by Dr. Martinez to (1) vest all unvested options and warrants (141,269 options), (2) provide that, for those options that have an expiration date within the next six years, the early termination provision that would otherwise have resulted in the termination of the options and warrants 60 days after termination of his employment was waived, and (3) provide that all remaining options and warrants will expire on the later of August 15, 2008 or 60 days after Dr. Martinez ceases to be a director. Dr. Martinez ceased to be a director effective April 22, 2005. The Company recorded a charge in 2002 in the amount of $1,074,324 resulting from this event. The charge includes $561,517 for the discounted deferred compensation payments over six years, using a discount rate of 30 percent, and $512,807 for the intrinsic value of Dr. Martinez’s options and warrants resulting from the modification of those options and warrants. The amount of the discounted liability for this employee is included in notes payable and other long-term liabilities on the accompanying Balance Sheet at December 31, 2007 is $164,786.

Included in “Selling, general and administrative” in the accompanying Statement of Operations is $59,955 and $138,999 in 2007 and 2006, respectively, for the amortization of the discounts recorded against the deferred compensation obligations. Total deferred compensation obligations for 2008 through 2009 are $130,000 and $70,000, respectively. The Company has accounted for this individual deferred compensation arrangements in accordance with Accounting Principles Board Nos. 12 and 21.
8. Notes Payable and Other Long-term Obligations
Notes payable and other long-term obligations as of December 31, 2007 and 2006, were as follows (all funded debt obligations are with Laurus):

	2007	2006

$7.5 million term note - bears interest at 10.25%	$7,500,000	$—
$750,000 term note - bears interest at the prime rate (7.25%
at December 31, 2007) plus 2%.	750,000	—
$3,000,000 working capital line - interest at the prime rate
(7.25% at December 31, 2007) plus 2%. The working capital
amount is less discount of $141,186.	508,725	1,059,355
Interest on debt is payable monthly. Advances are secured by all assets of the Company.
Lease incentives received from landlords	238,905	288,333
Deferred compensation, less discount of $35,214 and $134,755 at
December 31, 2007 and 2006, respectively (see Note 13)	164,786	382,500
	9,162,416	1,730,188
Less: Current portion	152,804	1,316,494
	$9,009,612	$413,694

Working Capital Line  In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). The term of the Working Capital line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line). On March 28, 2006, the Company and Laurus replaced the Working Capital Line with the 2006 Working Capital Line. The 2006 Working Capital Line allowed the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval of Laurus, the 2006 Working Capital Line provided for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate (9.25 percent at December 31, 2007) on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line terminates in August 2009. As of December 31, 2007, there was $649,911 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.
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
At December 31, 2007, the unamortized discount and fees of $141,186 was offset against borrowings on the Working Capital Line in the accompanying Consolidated Balance Sheet. The discount is amortized over the remaining life of the Working Capital Line, resulting in $221,887 and $256,169 of interest expense for the years ending December 31, 2007 and 2006, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees.
Term Notes  On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“the “750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock (See Note 11 — Derivative Liability – Warrants Attached to Debt). The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on August 31, 2009, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however, Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of December 31, 2007, $750,000 was outstanding pursuant to the $750,000 Note. For derivative liability arising out of warrants attached to the $750,000 Note, see Note 11 - Derivative Liability, warrants attached to debt.

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
The September 2007 Warrants have an exercise price of $0.01 per share and a term of ten years. In no event may the September 2007 Warrants be exercised in excess of the number of shares which would cause the total number of issued and outstanding shares of the Company’s Common Stock plus the number of shares of Common Stock reserved for issuance under all outstanding options, warrants (including the September 2007 Warrants) and preferred stock to exceed the number of the Company’s authorized shares of Common Stock. The Company’s authorized number of shares at December 31, 2007 is 80,000,000 shares. Pursuant to the September 2007 SPA, the Company agreed that on or before March 5, 2008 it would seek and have obtained shareholder approval and would have amended its certificate of incorporation to increase its authorized Common Stock to no less than 300,000,000 shares. A failure to increase the Company’s authorized shares to at least 300,000,000 shares on or before such date would constitute an event of default under the $7.5 million Term Note.
On February 22, 2008, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock to 380,000,000 shares.
The weighted average interest rate on the Laurus working capital loan and term notes was 10.6% and 10.2% for 2007 and 2006, respectively. The maximum amount outstanding was $8,899,911 and $2,998,910 for 2007 and 2006, respectively and the average amount outstanding was approximately $3,178,000 and $1,300,000 during 2007 and 2006, respectively. The effective interest rate, including the amortization of the beneficial conversion feature and fair value of warrants was 10.6% and 12.2% in 2007 and 2006, respectively.
     Interest paid for the years ended December 31, 2007 and 2006 was $568,520 and $141,998, respectively.
Letter of Credit.  In connection with the Company’s lease of its Rancho Bernardo facility, Comerica Bank issued a letter of credit currently in the amount of $78,645.  If the Company’s cash in its accounts with Comerica falls below $1 million at the end of any quarter, Comerica could require the Company to set aside the amount of the letter of credit. The Company’s cash has fallen below this requirement, but the Company has not set aside the amount of the letter of credit. Should the Company default on its lease obligations, the Landlord would collect on the letter of credit. Comerica, most likely, would pursue a legal remedy to collect the $78,645.
9. Discontinued Operations
The income/(loss) from operations of discontinued operations of $539,325 and $(5,523,509) for the years ended December 31, 2007 and 2006, respectively, is related to the closures of the Microelectronics Division and the Vermont Operations as of September 30, 2006 and September 30, 2007, respectively. In 2006 it includes an expense of $4,543,843, including a goodwill write-off of $4,415,932 related to the Vermont Operations, $127,911 for assets to be disposed and $262,246 related to leases of the Microelectronics Division, primarily the facility lease, based on an appropriate discount rate.
Until mid-2006, a major source of funding was the subcontract between JMAR’s Microelectronics Division (operated by JSI Microelectronics, Inc., a subsidiary of JMAR) and General Dynamics Advanced Information Systems (GDAIS) to enhance and maintain the semiconductor wafer fabrication processes installed at the McClellan Air Force Base in Sacramento for the DMEA. This work, which started in 1998, resulted in a new subcontract each year out of funds available in the DMEA’s budget as an element of the Department of Defense’s Advanced Technology Support Program. The Company received $3.5 million in contracts in 2004 and $2.3 million in letter contracts in 2005. In February, 2006, the last of this funding was received and since the viability of the Microelectronics Division was questionable the operation was closed as of September 30, 2006.

The Vermont Operations carried out contract research and development involving advanced materials, nanolithography, semiconductor memory chip designs and served as JMAR’s manufacturing arm for the BioSentry™ product.  Contract research and development was completed under contracts for DARPA and Naval Air Systems Command (NAVAIR). A major source of funding to the Vermont Operations was a contract issued by NAVAIR which supported continued x-ray lithography technology and infrastructure development. Under this contract, JMAR procured sub-100 nm feature size x-ray masks used in the development of high performance computer memory chips. A total of approximately $15.5 million was received under this contract, including approximately $3.1 million funded in August 2006. Incremental funding under the contract was sought on an annual basis. However, losses in the Vermont Operations continued despite government contract funding. Pursuant to the $7,500,000 Securities Purchase Agreement entered into with Laurus in September 2007, the Company agreed that by mid-October 2007 it would discontinue all business operations and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location. The Vermont Operations were closed on October 16, 2007 and on November 7, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont. Under the Agreement the Company agreed to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA is responsible for all lease payments and certain other facility operating costs of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008.
Accordingly, the Company has reflected the Vermont Operations and Microelectronics Division as discontinued operations for all periods included in this Form 10-K.
At December 31, 2007 and December 31, 2006, net assets and liabilities of the discontinued operations consisted of the following:
	December 31,
	2007	2006
Current Assets:
Cash	$178	$11,611
Accounts receivable	479,164	861,483
Inventories/demo units	—	284,242
Prepaid expenses	—	41,857
Property equipment and patents	—	73,160
	$479,342	$1,272,353

Current Liabilities:
Accounts payable	465,672	750,845
Accrued payroll and related costs	—	70,858
Accrued liabilities	243,044	343,981
Billings in excess of costs incurred	—	1,418,372
	$708,716	$2,584,056
Non-Current Liabilities:
Lease accrual/deferred rent	$89,209	$89,209
The gain (loss) from operations of discontinued operations for the years ended December 31, 2007 and 2006 consisted of the following:
	2007	2006
Revenues	$2,286,540		$5,826,928
Costs of revenues	1,547,772		5,300,575
Gross profit	738,768		526,353
Selling, general and administrative	218,507		1,000,974
Research and development	9,442		213,371
Asset writedowns	—		4,543,843
Lease reserves	—		262,246
Interest and other expense	21,590		29,428
Gain/ (loss) from sale of assets	(50,096)		—
Gain (loss) from operations of discontinued operations	$539,325	$	(5,523,509)
      10. Income Taxes
The provision (benefit) for income taxes based on income (losses) from continuing operations consists of the following at December 31:
	Year ended	Year ended
	12/31/07	12/31/06
Current:
Federal	$—	—
State	—	—
	—	—
Deferred:
Federal and state	(2,197,000)	3,925,000

	(2,197,000)	3,925,000

Valuation Allowance	2,197,000	(3,925,000)

Income Tax Expense(Benefit)	—	—

The tax effects of temporary differences that give rise to significant deferred tax assets and liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$21,934,000	$22,498,000
Capital loss carryforward	6,843,000	6,843,000
Goodwill	—	1,766,000
Other	1,607,000	1,473,000
Total gross deferred tax assets	30,384,000	32,580,000
Less valuation reserve	(30,384,000)	(32,580,000)
Net deferred tax asset	$—	$—

The valuation reserve as of December 31, 2007 and 2006 represents deferred tax assets which management believes, based on the Company’s history of operating losses, may not be realized in future periods. The valuation allowance was increased/(decreased) by $1,080,000 and $3,925,000 in 2007 and 2006, respectively. The capital loss carryforward relates to the sale of JPSI, can only be applied against capital gains and expires in 2008.
The effective income tax rate for the years ended December 31, 2007 and 2006 varied from the statutory federal income tax rate as follows:
	2007	2006
Statutory federal income tax rate	34%	(34)%
State income tax	(7)	(6)
Permanent Items	(74.5)	—
Increase in valuation allowance	47.5	40
	—%	—%
At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $60.2 million that expire from 2008 to 2027. In addition to the capital loss carryforward, the Company has approximately $4,018,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations discussed below. Also, the Company has approximately $24.6 million of state net operating loss carryforwards that expire from 2011 to 2017.
Realization of future tax benefits from utilization of the net operating loss carryforwards for income tax purposes is limited by the change in ownership (as defined for Federal Income Tax Reporting Purposes) as a result of the Company’s initial public offering in May 1990. As a result of additional financings in 1992 and 1993, additional ownership changes have occurred which restrict the Company’s ability to utilize its net operating loss carryforwards and any “built in losses.” In addition, the net operating losses of acquired companies are also subject to separate change of ownership limitations. Of the above net operating loss carryforwards, annual limitations of approximately $658,000 apply to approximately $2,512,000 of Company and acquired company loss carryforwards. Approximately $57.7 million of the net operating loss carryforwards are not subject to annual limitations.
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
The following defines our derivatives:
Warrants Attached to Debt
As of December 31, 2007, the 5,209,561, net of 2,388,189 warrants exercised on August 31, 2007, and 119,000,000 warrants issued in conjunction with the $750,000 Note and the $7,500,000 Term Note payable to Laurus, respectively, (see Note 8 – Notes Payable and Other Long term Obligations) are being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. The Company granted the warrant holders certain registration rights. In accordance with SFAS No. 133, the warrants are valued at each reporting period. Changes in fair value are recorded as an adjustment to fair value of derivative in the statement of operations. The outstanding warrants were fair valued on April 13, 2007 and September 11, 2007 and determined to have a fair value of $1,747,481 and $8,800,000 respectively. In accordance with SFAS No. 133, the Company revalued the warrants on December 31, 2007 and as a result of the revaluation, the Company recorded a change in fair value of derivative liability of $(6,233,240) in the consolidated statement of operations.
The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.04% based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 98%. The volatility is based on JMAR’s historical stock prices for the past 10 years, consistent with the expected life of the warrants.

Conversion Feature Derivatives
Pursuant to an agreement committed to in June, 2007, but entered into on July 5, 2007, which provides for the issuance from time to time of new shares of Series J Preferred Stock, a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares (see Note  12 for details of the agreement). Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability for the maximum number of common shares eligible for exchange. The shares were determined to have a fair value of $173,600 based on the market price of the shares on the date of the transaction.  In accordance with SFAS No. 133, the Company revalued the shares on December 31, 2007; as a result of the revaluation, there was no change in the fair value of the derivative liability.
Warrants Issued to Non-employee
As part of the transaction entered into on June 28, 2007, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability of $318,870 for the maximum number of common shares eligible for exchange, valued based on the Black Scholes model on June 28, 2007, for 7,728,528 shares issuable under previously issued warrants. In accordance with SFAS No. 133, the Company revalued the shares on December 31, 2007 and as a result of this revaluation, there was a change of $264,873 in the fair value of the derivative liability.
The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.0% based on estimated yields of 10 year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 2-5 years; and expected volatility of 98%. The volatility is based on JMAR’s historical stock prices for the past  9.25 years, consistent with the expected remaining life of the warrants.
12. Equity Transactions
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

On March 28, 2006, the Company issued a new Series I Convertible Preferred Stock to replace $6,393,980 of the Series F-H Convertible Preferred Stock, leaving $1,456,020 of the Series G Preferred Stock outstanding. The parties also amended the remaining redemption schedule of the Series G Preferred Stock (the issuance of the Series I and the amendments to the Series G are referred to below as the 2006 Amendments). The 2006 Amendments had the effect of deferring the $7,850,000 in redemption payments, as follows: a) 6 monthly redemption payments originally commencing August 2006 ($150,000 per month plus a 2% fee) were deferred one year and reduced to $122,178 per month; b) $6,588,314 of the redemption payment originally due February 2007 is deferred until August 2008; and c) the remaining $528,618 is payable at $27,822 per month starting February 2007 through August 2008. The conversion price for the $6,393,980 of the Series F-H Preferred Stock was originally $2.00 while the new $6,393,980 of Series I Preferred Stock has a conversion price of $1.16 per share. In addition, the exercise price (originally ranging from $3.42 to $3.82) of the warrants exercisable into 200,000 shares originally issued in connection with the Series F-H Preferred Stock was reduced to $1.16. The redemption payments will be reduced to the extent that there are conversions of the Preferred Stock into common stock. The rights and privileges of the Series I Preferred Stock are the same as the Series F-H Preferred Stock, other than the conversion price and redemption payments.
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
In conjunction with the June 28, 2007 transaction and the commitment to issue 408,800 of the Series J Preferred, as of June 30, 2007 the Company created a derivative liability. See Footnote (11) — Derivative Liability.
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
In conjunction with the June 28, 2007 transaction and the commitment to issue 408,800 of the Series J Preferred, as of June 30, 2007 the Company created a derivative liability. See Note 11 — Derivative Liability.
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
The Company agreed that it would file a Form S-1 Registration Statement with the SEC to register the resale of the shares of Common Stock issuable on conversion of the Series J Preferred Stock within 60 days after an aggregate of $1 million of Series J Preferred Stock has been sold. The Company agreed to use its best efforts to obtain effectiveness of the registration statement within 120 days after filing with the SEC and to pay a penalty equal to one percent (1%) per month for a maximum of eight months if the registration statement is not filed or declared effective within the required deadlines.   As of December 31, 2007, an aggregate of $1 million or more of Series J Preferred Stock has not been sold and the Company is not yet obligated to file such a registration statement.
On July 5, 2007, Laurus purchased 408.8 shares of Series J Preferred Stock (with a stated value per share of $1,000) for gross proceeds of $408,800. The shares of Series J Preferred Stock issued in this transaction have a conversion price of $0.1022 per share (the price at which Laurus had most recently received shares of Common Stock in exchange for its Series G and Series I Preferred Stock). In connection with the sale of the Series J Preferred Stock, the Company paid Midtown Partners & Co., LLC (“Midtown Partners”) a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant. As a result of this issuance of Series J Preferred Stock, pursuant to the SPA the conversion price for a total of $817,600 of stated value of Series I Preferred Stock was reduced to $0.15 per share. As a result of the June 28, 2007 exchange of preferred for common stock transaction and the issuance of the new Series J Preferred Stock a derivative liability was created. See Note 11 — Derivative Liability.
On July 20, 2007 the Company and Laurus entered into an Agreement which provides that certain of the convertible securities owned by Laurus may not be converted into common stock unless and until the Company’s shareholders have approved an amendment to the Company’s Certificate of Incorporation to increase the authorized capital stock from 80,000,000 shares of Common Stock to 300,000,000 shares of Common Stock. The shares which will not be convertible consist of 1) those shares of Series I Preferred Stock with a stated value of $817,600 that were amended on July 5, 2007 to reduce their conversion price as noted above, 2) the shares of Series J Preferred Stock with a stated value of $408,800 with a conversion price of $0.1022 that were issued on July 5, 2007, and 3) up to another $817,600 of Series J Preferred Stock and up to another $1,635,200 of Series G and Series I Preferred Stock to be adjusted in connection with the sale of such Series J Preferred Stock. As of December 31, 2007, only $300,000 of the $817,600 of additional shares of Series J Preferred Stock has been sold and the conversion price of $600,000 of Series G and I Preferred Stock has been reduced as provided. Pursuant to this Agreement, the Company agreed to file a proxy statement and solicit approval by its shareholders of the increase in authorized shares.

On August 8, 2007, Laurus purchased 2,100,000 shares of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus. As a result of this transaction, $252,000 of Series G and Series I Preferred Stock has been redeemed and this dollar amount has been applied to pay the monthly redemption payments due under the outstanding Series G and I Preferred Stock such that the remaining monthly redemption payment owing under the Series G for November, 2007 has been satisfied, the entire monthly redemption payment under the Series I for November has been satisfied and $107,618 of the $122,178 December redemption payment under the Series I has been satisfied. As a result of the August 8, 2007 exchange of preferred for common stock transaction and the issuance of Series J Preferred Stock a derivative liability was created. See Note 11 — Derivative Liability.  On August 9, 2007, Laurus purchased $300,000 of shares of Series J Cumulative Convertible Preferred Stock (“Series J Preferred Stock”) with a stated value of $1,000 per share. These shares of Series J Preferred Stock have a conversion price of $0.12 per share. The Series J Preferred Stock accrues dividends at the rate of 9.5% per annum.

If not previously converted, the Series G and I Preferred Stock, as amended, must be redeemed by the Company as follows:
	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	December 31, 2007	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

In connection with all of the above financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 127,048,956 shares of common stock at prices ranging from $.01 to 5.00. In addition, in connection with the 2006 Working Capital Line on March 31, 2006, Laurus was granted two warrants exercisable into up to 458,181 shares of common stock at an exercise price of $0.01 per share. As of March 31, 2007 all of the preferred stock and warrants held by Laurus are convertible or exercisable into approximately 147.1 million shares.
The following table summarizes the preferred stock activity for 2007:
	Net
	Balance at				Net Balance at
	December 31,		Discount		December 31,
Series	2006	Issuance	Amortization	Redemptions	2007
G	$1,374,197	$—	$49,092	$278,220	$1,145,069
I	4,035,330	—	681,775	596,330	4,120,775
J	—	708,800	—	—	708,800
	$5,409,527	$708,800	$730,867	$874,550	$5,974,644

The following table summarizes the preferred stock activity for 2006:

	Net
	Balance at				Net Balance at
	December 31,	Discount	Exchange for	Amendment	December 31,
Series	2005	Amortization	Series I	Fair Value	2006
F	$1,747,948	$49,515	$(1,797,463)	$—	$—
G	1,754,615	84,792	(465,210)	—	1,374,197
H	3,466,778	105,744	(3,572,522)	—	—
I	—	410,166	5,835,195	2,210,031	4,035,330
	$6,969,341	$650,217	$—	$2,210,031	$5,409,527

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
Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 are preferred stock dividends of $1,703,607, and $1,283,668, respectively. The amount for the years ended December 31, 2007 and 2006 represents $631,290, and $633,451, respectively, of preferred stock dividends paid or payable in cash and $1,072,317, and $650,217, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

            Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.
b. Sales of Common Stock and Warrants
On December 28, 2005 and January 4, 2006, the Company entered into Securities Purchase Agreements and completed the sale of $3.63 million of the Company’s common stock and warrants to nine institutional investors and four accredited individual investors (December Investors). Pursuant to the Securities Purchase Agreements, the Company issued a total of 3,025,001 shares of common stock and warrants to purchase 2,117,501 shares of common stock to the December Investors. The warrants have an exercise price of $1.44 per share and a term of five and one-half years. After expenses of the transaction and advisor’s fee, the Company received net proceeds of approximately $3.4 million, of which approximately $1.4 million was received after December 31, 2005 and, accordingly, was not included in the Company’s cash and cash equivalents of $5,279,691 at December 31, 2005.
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
On August 8, 2007, Laurus purchased 2,100,000 of Common Stock in exchange for and cancellation of $252,000 stated value of Series G and Series I Preferred Stock held by Laurus (see Note 12 – Equity Transactions- Laurus Preferred Stock and Warrants).
On August 31, 2007, Laurus completed a cashless exercise, in accordance with its warrant agreement, of 2,388,189 warrants with an exercise price of $0.01, resulting in the purchase of 2,197,134 shares of common stock.
On September 11, 2007 the Company entered into a Securities Purchase Agreement providing for the issuance of the $7,500,000 Term Note and issued warrants to purchase 119,000,000 shares of common stock to Laurus. As a result, a derivative liability and debt discount was created.  See Note 11 — Derivative Liability.
c. Issuance of Warrants
A summary of the status of the total number of warrants as of December 31, 2007 and 2006 and changes during the years then ended is presented in the tables below:

	2007		2006
		Wtd Avg		Wtd Avg
	Shares	Price	Shares	Price
Outstanding at beginning of year	7,311,251	$1.51	6,651,278	$1.65
Granted	127,416,107	0.01	843,598	0.86
Exercised	(2,388,189)	0.12		—
Forfeited	(32,465)	—	(183,625)	2.56
Outstanding at end of year	132,306,705	0.16	7,311,251	1.51
Exercisable at end of year	126,559,989		4,385,907
Weighted average fair value of warrants granted		0.12		1.06

 A summary of outstanding warrants as of December 31, 2007, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of warrants currently exercisable and the weighted-average exercise price of warrants currently exercisable is as follows:

	Warrants Outstanding				Warrants Exercisable
	Number	Weighted-Average		Weighted-	Number	Weighted-
Range of	Outstanding	Remaining		Average	Exercisable	Average
Exercise Prices	at 12/31/07	Contractual Life		Exercise Price	at 12/31/07	Exercise Price
$0.01 to $0.67	125,997,105	9.3	Years	$0.01	122,935,733	$0.01
1.00 to 1.80	5,450,225	3.0		1.23	2,764,881	3.77
2.05 to 2.64	404,000	2.7		2.36	404,000	2.36
3.13 to 3.88	275,375	3.0		2.02	275,375	2.39
5.00 to 5.15	180,000	4.0		5.00	180,000	5.00

$0.01 to $5.15	132,306,705				126,559,989

d. Issuances of Common Stock and Warrants for Services
During the years ended December 31, 2007 and 2006, the Company issued 2,252,340 and 228,418 shares of common stock, respectively, for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
In the first quarter of 2007, the Company issued 240,000 shares of common stock to a consultant  for investor relations services. An additional 108,083 shares of common stock were issued for other services in the first quarter.. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
In the second quarter of 2007, the Company agreed to issue 461,539 shares of common stock to Midtown Partners in payment of a $60,000 fee related to the issuance of the $750,000 Note (See Note 8 — Notes Payable and Other Long-term Obligations ).
In the second quarter of 2007, the Company issued 604,807 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
In connection with the sale of the Series J Preferred Stock to Laurus in the third quarter, the Company paid Midtown Partners a fee equal to eight percent (8%) of the gross proceeds from the sale of the Series J Preferred Stock and a warrant to purchase 320,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.1022 per share and a provision enabling the holder to effect a cashless exercise of the Warrant. In connection with another sale of the Series J Preferred Stock in third quarter, the Company issued to Midtown Partners a warrant to purchase 168,000 shares of Common Stock, with a term of 5-1/2 years, an exercise price of $0.12 per share and a provision enabling the holder to effect a cashless exercise of the Warrant.
In the fourth quarter of 2007, the Company issued 946,976 shares of common stock for services. These issuances were valued based upon the fair market value of the Company’s common stock at the date of issue.
13. Stock-Based Compensation Plans
The Company has six stock — based compensation plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan are shareholder-approved and are the only plans of the six stock plans from which additional options may be granted. The 2006 Plan authorizes the grant of up to 2,000,000 shares and options, which was increased to 20,000,000 shares on February 22, 2008 (See Note 18 – Subsequent Events) and the 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Included in the Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 are compensation charges as follows:
	2007	2006
Compensation	$135,201	$310,816
Selling, general, & administrative	125,449	248,581
Research and development	9,752	62,235

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.
The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $211,021 and $558,454, respectively. The stock based compensation unrecognized expense for future periods as of December 31, 2007 is approximately $111,178 with a weighted average remaining vesting period of 1.24 years.
The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants in 2007: risk-free interest rate of approximately 4.73 percent in 2007 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years based upon the historical life of options. For grants in 2007, the expected volatility used was 86 to 100 percent, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2007 were 2.7 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.

The total intrinsic value of options exercised during the year ended December 31, 2006 was $5,749. There was no cash received from options exercised for the year ended December 31, 2006 as options exercised were done on a “cashless” basis with the Company receiving shares of Company stock as payment of the exercise price. The stock based compensation unrecognized expense for future periods as of December 31, 2006 was approximately $384,431 with a weighted average remaining vesting period of 1.1 years.
There were no stock options exercised during the year ended December 31, 2007.
A summary of option activity under all of the above plans as of December 31, 2007 and 2006, and changes during the years then ended is presented in the table below:

	2007				2006
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Life (yrs)	Value	Shares	Price	Life (yrs)	Value
Outstanding at beginning of period	2,329,054	$2.71	6.5	$—	3,162,610	$2.11	—	$—
Granted	50,000	$0.22	—	—	394,095	0.74	—	—
Exercised	—	—	—	—	(65,700)	1.09	—	—
Forfeited	(996,340)	$1.99	—	—	(1,161,951)	1.29	—	—
Outstanding at end of period	1,382,714	$2.25	3.8	—	2,329,054	2.71	5.1	—
Vested and Expected to Vest	1,377,714	$2.25	2.9	—	2,314,054	2.77	5.0	—
Exercisable at end of period	1,135,546	$2.54	2.9	$—	1,705,295	$2.47	3.2	$—

A summary of the options outstanding as of December 31, 2007, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of options currently exercisable and the weighted-average exercise price of options currently exercisable is as follows:

		Options Outstanding		Options Exercisable
		Weighted-			Weighted-
	Number	Average	Weighted-	Number	Average
Range of	Outstanding	Remaining	Average	Exercisable	Exercise
Exercise Prices	at 12/31/07	Contractual Life	Exercise Price	at 12/31/07	Price
$0.50 to $0.87	345,334	8.1 Years	$0.73	125,333	$0.72
$1.21 to $1.75	305,000	5.5 Years	1.65	288,333	1.48
$1.94 to $2.91	174,960	1.3 Years	2.43	174,960	2.43
$3.25 to $3.83	477,420	0.6 Years	3.17	466,920	3.24
$4.56 to $6.50	80,000	1.0 Years	5.29	80,000	5.29
	1,382,714			1,135,546

A summary of the status of the Company’s non vested options at December 31, 2007, and changes during the year ended December 31, 2007, is presented below:
		Grant-date
	Shares	fair value
Nonvested at December 31, 2006	623,762	$1.02
Granted	50,000	$0.22
Vested	(198,664)	$0.87
Forfeited	(238,419)	$0.90
Non-vested at December 31, 2007	236,679	$1.10

14. Segment Information

Segment information for the year ended December 31, 2007 (excluding discontinued operations) is as follows:
	Research Division	Sensor Products Group	Corporate	Total
Revenues	$542,766	$326,896	$—	$869,662
Asset writedowns	(86,416)	(134,912)	—	(221,328)
Operating loss	(1,325,514)	(1,645,273)	(1,141,431)	(4,112,218)
Total assets	731,335	1,654,107	5,596,858	7,982,300
Capital expend	—	—	7,328	7,328
Depreciation & amortization	73,243	26,300	190,956	290,499

Segment information for the year ended December 31, 2006 (excluding discontinued operations) is as follows:

Revenues	$1,898,497	$99,686	$—	$1,998,183
Asset writedowns	(82,395)	(5,450)	—	(87,845)
Operating loss	(1,470,887)	(3,820,103)	(1,936,471)	(7,227,461)
Total assets	1,205,312	1,737,118	3,028,386	5,970,816
Goodwill writeoff	—	—	—	—
Capital expend	—	12,360	17,237	29,597
Depreciation & amortization	96,451	30,588	451,647	578,686

Significant Customers
Sales to the United States Government and Lawrence Livermore National Laboratory in 2007 aggregated $313,266 and $229,500 or 36.0% and 26.4%, respectively. Sales to the United States Government in 2006 aggregated $1,668,185 or 83.5%.
Export Sales
For the year ended December 31, 2007, 85.1% of the Company’s revenues were generated from the United States, 8.0%  from Mexico and 4.5% from the Netherlands. For the year ended December 31, 2006, all of the Company’s revenues were generated from the United States.
15. Intangible Assets
The Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142) effective January 1, 2002. In accordance with SFAS 142, the Company does not amortize goodwill. The Company’s entire amount of goodwill of $4,415,932 was written off in 2006 (see Note 2). As of December 31, 2007 and 2006, the Company had the following amounts related to other intangible assets:

	December 31, 2007			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Intangible	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Patents	$485,160	$78,343	$406,817	$645,264	$134,512	$510,752

Licenses	1,237,896	2,800	1,235,096	1,237,896	800	1,237,096
			$1,641,913			$1,747,848

During 2007, the Company capitalized $69,083 related to patent costs. The Research Division accounted for $39,489 of the patent costs and the Sensor Products Group accounted for $29,594.  In 2006, the Company capitalized $141,726 related to patent costs.  The Research Division accounted for $108,869 and the Service Products Group accounted for $32,857 of the patents costs.

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
Aggregate amortization expense of the intangible assets with determinable lives was $4,829 and $8,273 for the years ended December 31, 2007 and 2006, respectively. The unamortized balance of intangible assets is estimated to be amortized as follows:

For the Year Ending	Estimated Amortization
December 31,	Expense
2008	$167,049
2009	518,202
2010	671,891
2011	40,682
2012	40,682
Thereafter	203,408
$1,641,914

16. Concentration of Customers Risk
The Company’s top customer (U.S. Government) accounted for approximately 36% and 83% of revenues for the years ended December 31, 2007 and 2006, respectively, and accounted for 32% and 99% of accounts receivable as of December 31, 2007 and 2006, respectively.
17. Research and Development Costs
The Company’s research and development (R&D) consists of two types: customer-funded R&D (U.S. government and other companies) and Company-funded R&D. Both types of R&D costs are expensed when incurred.
•
Customer-funded RD&E costs incurred, primarily related to the SBIR Contract are included in “Costs of Revenues” and totaled $312,454 and $1,296,529 for the fiscal years ended December 31, 2007 and 2006, respectively. The decrease for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to a decrease of $647,024 related to the DARPA Contract and a decrease of $416,158 related to the NAVAIR contract. The decrease in the NAVAIR contract revenues is due to the completion of that program in 2007.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $956,065 and $2,612,289 for the fiscal years ended December 31, 2007 and 2006, respectively.
•
Customer-funded RD&E costs incurred, primarily related to the SBIR Contract are included in “Costs of Revenues” and totaled $312,454 and $1,296,529 for the fiscal years ended December 31, 2007 and 2006, respectively. The decrease for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to a decrease of $647,024 related to the DARPA Contract and a decrease of $416,158 related to the NAVAIR contract. The decrease in the NAVAIR contract revenues is due to the completion of that program in 2007.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $956,065 and $2,612,289 for the fiscal years ended December 31, 2007 and 2006, respectively.
•	Total RD&E expenditures for 2007 and 2006 were $1,268,519 and $3,908,818, respectively.
•	Total RD&E expenditures as a percentage of revenues were 146% and 196% for the years ended December 31, 2007 and 2006, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues.
18. Subsequent Events
In January, 2008, JMAR completed the asset sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for  total proceeds of $218,607.
In February, 2008, JMAR entered into a product engineering, development and manufacturing agreement with D-K Engineering, Inc. to manufacture the BioSentry System for JMAR.
In a Special Meeting of Shareholders held on February 20, 2008, the Company’s shareholders approved an amendment to the Amended Articles of Incorporation to increase the authorized shares of the Company’s common stock from 80,000,000 to 380,000,000 shares. In addition, the share authorization under 2006 Equity Incentive Plan was increased by the board of directors to 20,000,000 shares.

SIGNATURES
Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JMAR TECHNOLOGIES, INC.

Date: April 1, 2008	By:	/s/ C. Neil Beer
Chief Executive Officer

	By:	/s/ Edward C. Hall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Neil Beer	Chief Executive Officer and Director	April 1, 2008
C. Neil Beer

/s/ Edward C. Hall	Chief Financial Officer	April 1, 2008
Edward C. Hall

/s/ Charles A. Dickinson	Director	April 1, 2008
Charles A. Dickinson

/s/ J. Paul Gilman	Director	April 1, 2008
J. Paul Gilman

/s/ James B. McCarthy	Director	April 1, 2008
James B. McCarthy

/s/ Richard J. Naughton	Director	April 1, 2008
Richard J. Naughton

Index to Exhibits

Exhibit No.	Description
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

3.4
Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series G Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 4.15 filed with the Company’s Form S-3 filed February 9, 2004).

3.5
Amendments to Certificates of Designations of Series E, F, G and H Convertible Preferred Stock, each dated February 1, 2005, between the Company and Laurus (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 8-K filed February 7, 2005).

3.6
Certificates of Amendment of Certificates to set forth Designations of Series E, F, G and H Convertible Preferred Stock, each dated October 20, 2005, between Laurus and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

3.7
Certificate to set forth Designations, Voting Powers, Preferences, Limitations, Restrictions and Relative Rights of Series I Convertible Preferred Stock, $0.01 Par Value Per Share (Incorporated by reference to Exhibit 10.6 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

3.8
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

4.7
Common Stock Purchase Warrant for 200,000 shares dated December 17, 2003 issued to Laurus in connection with the issuance of Series D Preferred Stock (Incorporated by reference to Exhibit 4.12 filed with the Company’s Form S-3 filed January 16, 2004).

4.8
Common Stock Purchase Warrant for 90,000 shares dated January 7, 2004 issued to Laurus in connection with the issuance of Series E Preferred Stock (Incorporated by reference to Exhibit 4.13 filed with the Company’s Form S-3 filed January 16, 2004).

4.9
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

4.11
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

4.13
Form of Warrant, dated as of January 25, 2005, issued to the assignees of PointSource Technologies, LLC (Incorporated by reference to Exhibit 4.3 filed with the Company’s Form S-3 filed February 9, 2005).

4.14
Form of Warrant, dated February 1, 2005, issued to Portside Growth & Opportunity Fund, Smithfield Fiduciary LLC, Bluegrass Growth Fund, LP, Bluegrass Growth Fund, Ltd., and Laurus Master Fund, Ltd (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 8-K filed February 7, 2005).

4.15	Form of Warrant issued to affiliates of Source Capital Group, Inc. (Incorporated by reference to Exhibit 4.6 filed with the Company’s Form S-3 filed February 9, 2005).

4.16
Common Stock Purchase Warrant for 50,000 shares dated July 1, 2005 issued to Dian Griesel, President of The Investor Relations Group, as compensation for investor and public relations services (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

4.17
Common Stock Purchase Warrant for 375,000 shares dated December 22, 2005 issued to Laurus in connection with the cancellation of Series E Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.22 filed with the Company’s Form 10-K for the year ended December 31, 2005)

4.18
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

4.19
Common Stock Purchase Warrant for 218,181 shares issued March 28, 2006 issued to Laurus in connection with working capital facility (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

4.20
Common Stock Purchase Warrant for up to 240,000 shares issued March 28, 2006 issued to Laurus in connection with working capital facility (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

4.21
Common Stock Purchase Warrant, dated April 11, 2007, for the purchase of 7,597,750 shares issued to Laurus Master Fund, Ltd. (“Laurus”) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2007)

4.22
Common Stock Purchase Warrant, dated as of August 31, 2007, for the purchase of 80,000,000 shares issued to Laurus Master Fund, Ltd. (“Laurus”)  (Incorporated by reference to Exhibit 4.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

4.23
Common Stock Purchase Warrant, dated as of August 31, 2007, for the purchase of 39,000,000 shares issued to Laurus Master Fund, Ltd. (“Laurus”) ”) (Incorporated by reference to Exhibit 4.2 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

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

10.5(+)
Form of Indemnification Agreement entered into between the Company and each of its executive officers (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.6
Patent and Technology License Agreement, dated January 25, 2005, between PointSource Technologies, LLC and the Company (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.7
Technology Transfer and License Agreement, dated February 21, 2005, between JMAR Technologies, Inc. and Gregory Quist and David Drake doing business as The LXT Group (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 8-K filed February 25, 2005).

10.8	Agreement, dated March 18, 2003, between the Company and FemtoTrace, Inc. (Incorporated by reference to Exhibit 10.20 filed with the Company’s Form 10-K for the year ended December 31, 2004).

10.9
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

10.11
Amendment of Solicitation/Modification of contract, dated June 28, 2005, between Naval Air Warfare Center AD and JMAR Technologies, Inc. Systems Division (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.12
Purchase Orders, dated June 28, 2005 and July 27, 2005, between FemtoTrace, Inc. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2005).

10.13
Standard Industrial Net Lease, dated July 1, 2005, between Collins-Tech R.B. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2005).

10.14
Phase I SBIR Grant, dated November 8, 2005, between the U.S. Army and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.32 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.15
Purchase Order, dated November 16, 2005, between Kimpen, S.A. de C.V. and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.33 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.16	Contract, dated November 29, 2005, between U.S. city and JMAR Technologies, Inc. (Incorporated by reference to Exhibit 10.34 filed with the Company’s Form 10-K for the year ended December 31, 2005)

10.17
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

10.18
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

10.19
Secured Non-Convertible Revolving Note, dated March 28, 2006, executed by the Company in favor of Laurus (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

10.20	Securities Exchange Agreement, dated March 28, 2006, between the Company and Laurus (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended March 31, 2006).

10.21(+)	JMAR Technologies, Inc. 2006 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2006).

10.22
Award dated August 4, 2006 between the Company’s Systems Division and the Naval Air Systems Command (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.23
Phase II SBIR Contract dated September 8, 2006, between the Company’s Research Division and the U.S. Army Small Business Innovation Research (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.24(+)
Employment Agreement, dated September 21, 2006, between the Company and Dr. C. Neil Beer (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended September 30, 2006).

10.25
Securities Purchase Agreement dated February 8, 2007 between JMAR Technologies, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.35 filed with the Company’s Form 10-Q for the quarter ended March 31, 2007).

10.26
Securities Purchase Agreement dated March 6, 2007 between JMAR Technologies, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Exhibit 10.36 filed with the Company’s Form 10-Q for the quarter ended March 31, 2007).

10.27
Asset Purchase Agreement dated March 16, 2007 between JMAR Technologies, Inc. and Gatan, Inc. (Incorporated by reference to Exhibit 10.37 filed with the Company’s Form 10-Q for the quarter ended March 31, 2007)

10.28
Securities Purchase Agreement, dated April 11, 2007, between the Company and Laurus. ($750,000 loan) ”) (Incorporated by reference to Exhibit 10.1 filed with the Company’s Form 10-Q for the quarter ended June 30, 2007)

10.29	Term Note, dated April 11, 2007, executed by the Company in favor of Laurus. (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2007)

10.30	Registration Right Agreement, dated April 11, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.3 filed with the Company’s Form 10-Q for the quarter ended June 30, 2007)

10.31	Securities Exchange Agreement, dated April 23, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarter ended June 30, 2007)

10.32
Consulting Agreement, dated May 8, 2007, between the Company and Market Broker Relations. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended June 30, 2007)

10.33	Securities Exchange Agreement, dated June 28, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on July 17, 2007).

10.34	Securities Exchange Agreement, dated July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on July 17, 2007).

10.35	Securities Purchase Agreement, dated July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 3.1 filed with the Company’s Form 8-K filed on July 17, 2007).

10.36
Securities Purchase Agreement (Offering No.1), dated as of July 5, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.4 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.37	Agreement, dated as of July 20, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.5 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.38
Securities Exchange Agreement, dated as of August 8, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.39
Securities Purchase Agreement (Offering No. 2), dated as of August  8, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.40
Securities Purchase Agreement, dated as of August 31, 2007, between the Company and Laurus. (Incorporated by reference to Exhibit 10.8 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.41
Secured Term Note, dated as of August 31, executed by the Company in favor of Laurus. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.42	Omnibus Amendment, dated as of August 31, between the Company and Laurus. (Incorporated by reference to Exhibit 10.10 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.43(+)
Employment Letter  between Edward C. Hall and the Company, dated as of September 14, 2007 (Incorporated by reference to Exhibit 10.11 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.44(+)
Executive Services Agreement  between Tatum, LLC and the Company, dated as of September 14, 2007 (Incorporated by reference to Exhibit 10.12 filed with the Company’s Form 10-Q for the quarter ended September 30, 2007)

10.45	Summary of the Principal Terms of the contract dated October 12, 2007, between the Company and D&K Engineering, Inc. for the Development and Prototype of a Man Portable Laser

(+) These contracts are management compensation contracts required to be separately identified pursuant to Item 15 (a) of Form 10-K.
Schedule II
JMAR TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

		Additions
	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Other	Deductions	End of Year
For the year ended December 31, 2007:
Warranty reserve	$13,449	$18,544	$—	$—	$31,993
Reserve for inventory excess and obsolescence	10,268	—	—	207	10,061
Allowance for doubtful accounts	428,067	—	—	428,067	—

Loss reserve -contract	34,148	—	—	34,148	—
Fo For the year ended December 31, 2006:
Warranty reserve	$—	$13,449	$—	$—	$13,449
Reserve for inventory excess and obsolescence	—	46,916	—	36,648	10,268
Allowance for doubtful accounts	—	428,067	—	—	428,067
Loss reserve –contract	26,302	19,757		11,911	34,148