Form 10-K/A
period 2007-12-31
JMAR TECHNOLOGIES INC
filed 2008-04-09
CIK 857953

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
Common Stock, $.01 par value: 53,839,559 shares

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the year ended December 31, 2007, is filed to include Exhibit 23.1. This exhibit was inadvertently not included in the original filing of the Annual Report on Form 10-K. Also, we have revised the Index to Exhibits solely to include exhibits that were also inadvertently not included in same.  This Amendment No. 1 does not amend any other information and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date the Form 10-K was originally filed.

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

JMAR TECHNOLOGIES, INC.

Date: April 9, 2008	By:	/s/ C. Neil Beer
Chief Executive Officer

	By:	/s/ Edward C. Hall
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ C. Neil Beer	Chief Executive Officer and Director	April 9, 2008
C. Neil Beer

/s/ Edward C. Hall	Chief Financial Officer	April 9, 2008
Edward C. Hall

/s/ Charles A. Dickinson	Director	April 9, 2008
Charles A. Dickinson

/s/ J. Paul Gilman	Director	April 9, 2008
J. Paul Gilman

/s/ James B. McCarthy	Director	April 9, 2008
James B. McCarthy

/s/ Richard J. Naughton	Director	April 9, 2008
Richard J. Naughton

Index to Exhibits

Exhibit No.	Description
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