Form 10-K/A
period 2007-12-31
JMAR TECHNOLOGIES INC
filed 2008-05-01
CIK 857953

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 2

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
___________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value

Title of Class
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐ Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
     The aggregate market value of common stock held by non-affiliates of the Registrant as of June 30, 2007 was approximately $6.5 million. The aggregate market value was based on the closing price on June 30, 2007 for the common stock as quoted on the over-the-counter bulletin board, multiplied by the number of shares outstanding on June 30, 2007, excluding the common stock held by executive officers, directors and stockholders whose ownership exceeded 5% of the common stock outstanding at June 30, 2007. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.
     Number of shares outstanding of common stock: Common Stock, $.01 Par Value – 53,839,559 shares as of March 31, 2008.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, or the Amendment, amends JMAR Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, originally filed on April 2, 2008, as amended by Amendment No. 1 filed on April 9, 2008 (the “Original Filing”). The purpose of this Amendment is to include certain information required by Part III the Annual Report on Form 10-K that was omitted from Part III of the Original Filing because it was to be incorporated by reference to the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders. Because the Company’s definitive Proxy Statement will not be filed within 120 days after the end of the fiscal year ended December 31, 2007, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment contains the information that was previously omitted from Part III of the Annual Report. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued their certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of such certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to JMAR Technologies, Inc. and our subsidiaries.

TABLE OF CONTENTS

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. PRINCIPAL AUDITOR FEES AND SERVICES

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Index to Exhibits
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
The names of each of the Company’s directors, and certain information about them, are set forth below:

Name of Nominee	Age	Principal Occupation	Director Since
C. Neil Beer, Ph.D.	73	President and Chief Executive Officer of the Company	1988

Charles A. Dickinson	85	Chairman of the Board	2001

J. Paul Gilman, Ph.D.	55	Director, Oak Ridge Center for Advanced Studies	2005

Richard J. Naughton	61	President, International Data Security	2007

James B. McCarthy	56	Chairman and CEO of Gemini Consulting Group	2008

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

J. PAUL GILMAN, Ph.D. was elected as a director of the Company in April, 2005. Dr. Gilman joined Covanta Energy, Inc. in 2008 as Senior Vice President, Chief Sustainability Officer.  He is responsible for implementing Covanta’s environmental compliance, safety programs, and sustainability initiatives for further reducing the company’s environmental impact while increasing the use of its technologies.  Before joining Covanta he was the Director of the Oak Ridge Center for Advanced Studies.  He served as the Assistant Administrator for Research and Development and Science Advisor at the U.S. Environmental Protection Agency from 2002 until 2004.  Prior to EPA, he was Director for Policy Planning at Celera Genomics.  Dr. Gilman was the Executive Director of the life sciences and agriculture divisions of the National Research Council of the National Academies of Sciences and Engineering from 1993 until 1998.  Other government service included the Executive Office of the President as the Associate Director of the Office of Management and Budget (OMB) for Natural Resources, Energy, and Science and also as Executive Assistant to the Secretary of Energy for technical matters.  He has 13 years of experience working on the staff of the United States Senate in several capacities, including as a Congressional Science Fellow sponsored by the American Association for the Advancement of Science and as the Staff Director of the Subcommittee on Energy Research and Development.

RICHARD J. NAUGHTON was elected as a director of the Company and appointed Chairman of the Board's Audit Committee in November 2007. Admiral Naughton’s experience is in operational, financial and technical management which includes innovative policy development, long-term strategic business planning, identification of growth and acquisition opportunities and government relations. Admiral Naughton retired from active military duty in January, 2004 with more than 15 years of top-level executive management experience. His last assignment was as Superintendent of the United States Naval Academy. From 2000 to 2002, he served as Commander, Naval Strike & Air Warfare Center. Prior to that, Admiral Naughton served as Commander, Carrier Group FOUR/Carrier Striking Force where he trained deploying battle groups consisting of more than 100,000 sailors and marines. From 1996 to 1998, he was Director for Plans and Policy (J-5) United States Transportation Command where he developed an innovative strategy for worldwide transportation needs. He also served as the Commanding Officer of the Nuclear Powered Aircraft Carrier, USS Enterprise. Since retiring from the Navy, the Admiral has provided consulting services to major defense and transportation companies including Lockheed Martin and Northrop Grumman, and was CEO for Xenonics Holdings, Inc., a world leader in high intensity illumination and low light vision systems for defense and security applications. He is president of International Data Security, which provides data center and managed services to marine vessels in metropolitan areas. Admiral Naughton holds a BS in Engineering from the U.S. Naval Academy, an MS in Aeronautical Engineering and a Professional Aeronautical Engineer degree from the U.S. Naval Postgraduate School (both with distinction), and is a graduate from the Industrial College of the Armed Forces.

JAMES B. MCCARTHY was elected as a director of the Company in January, 2008. Mr. McCarthy is currently Chairman and CEO of Gemini Consulting Group, an international management consulting and development company focusing on the health care industry. Prior to forming Gemini, Mr. McCarthy was the Executive Vice President of a Chicago-based health care consulting company from 1984 to 1991. He also held positions as Vice President and General Manager of a medical device manufacturing company in Chicago from 1981 to 1984, and prior to that he spent five years in increasingly responsible planning positions with the Medical Products Division of 3M Company. Mr. McCarthy received his B.A. from the University of Notre Dame, his J.D. from the Loyola University School of Law, and his M.B.A. from the Keller Graduate School of Management. He is a member of various state and national organizations, including the American Health Lawyers Association. He also serves on the National Advisory Council of the Keller Graduate School of Management, Chicago, Illinois. Mr. McCarthy is Chairman of the Board of Directors of Sirigen, Inc., Santa Barbara, California; and is a member of the Board of Directors of Hinsdale Bank & Trust Company, Hinsdale, Illinois; and Protein Polymer Technologies, Inc. (PPTI), San Diego, California.

Executive Officers
The executive officers of the Company are as follows:

Name	AGE	Position
C. Neil Beer, Ph.D.	73	President, Chief Executive Officer

Edward C. Hall	67	Vice President, Chief Financial Officer and Secretary

David G. Wessing	49	Chief Operating Officer and Vice President of Sales and Marketing

Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

C. NEIL BEER, Ph.D. – The background and experience of Dr. Beer, President and Chief Executive Officer, is set forth above in “Directors”.

EDWARD C. HALL joined JMAR August 2007 and was elected Chief Financial Officer in October 2007. Prior to this CFO assignment Mr. Hall was Chief Financial officer of Grubb&Ellis|BRE, a major commercial real estate brokerage firm in San Diego from 2005 to 2007.He has over 30 years experience as a chief financial officer of public and private companies including several companies in the life science industry in San Diego in the previous ten years. Previous positions include CFO for Aethlon Medical, Inc.,VP, Finance and CFO for Chromagen, Inc., a privately-held biotechnology company; VP, Finance and CFO for Cytel Corporation, a software and services company providing clinical trial design, simulation and monitoring for pharmaceutical research; and CFO for Medical Device Technologies, Inc., a developer of emerging medical technologies. Hall holds a BS in Aeronautical Engineering from Princeton University and an MBA from Harvard Business School. He is a partner with Tatum,LLC, a national executive services firm.

DAVID G. WESSING joined the Company as Chief Operating Officer and Vice President of Sales and Marketing on March 1, 2008. Mr. Wessing has approximately twenty years of management experience in product development, strategic business development and production / supply chain management. Prior to joining the Company, Mr. Wessing served as Vice President and General Manager, Embedded Systems at GE Fanuc, a General Electric Company.  He joined GE Fanuc through an acquisition in 2006 of SBS Technologies, Inc, a leading provider of embedded computing technology for defense and aerospace applications, where Mr. Wessing spent four years as Vice President and General Manager, responsible for doubling sales revenues during that period as well as adding a robust business development organization supporting sales efforts. Mr. Wessing has also held senior management positions at General Dynamics Information Systems, as Director, Advanced Programs and Business Development (1998-2001); Program Manager, Avionics Research and Development Programs for Computing Devices International (1996-1998); and Manager, Business Development for McDonnell Douglas Aerospace (1989-1996). Prior to entering the corporate world, Mr. Wessing served in the U.S. Marine Corps as a pilot, with primary duties including leadership positions in operations, maintenance, training and safety. He holds an MBA from Maryville University, St. Louis, MO, and a BS in Engineering from the United States Naval Academy in Annapolis, MD.

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

The Board has determined that four of its five directors are independent under the Nasdaq listing standards, with Dr. Beer (President and CEO) not meeting the Nasdaq definition of independence. The Board intends to review the independence of its directors on at least an annual basis. Since August 2002, the position of Chairman of the Board has also been held by an independent director.

The Board and Board Committees

The following table lists the current members of each of the Board’s standing Committees.

Nominating
and Corporate
Board Member	Audit	Compensation	Governance
J. Paul Gilman	X		X

Charles A. Dickinson		Chair	Chair

Richard J. Naughton	Chair		X

James B. McCarthy		X	X

The Audit Committee

The Audit Committee of the Company’s Board of Directors acts in accordance with a written charter first adopted and approved by the Board. A copy of the revised Audit Committee Charter is available on the Company’s website at www.jmar.com. Under the terms of its Charter, the Audit Committee represents and assists the Board in fulfilling its oversight responsibility relating to the integrity of the Company’s financial statements and the financial reporting process, the systems of internal accounting and financial controls, the annual independent audit of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and its ethics program, the independent auditors’ qualifications and independence and the performance of its independent auditors. In fulfilling its duties, the Audit Committee, among other things, shall:

•	have the sole authority and responsibility to hire, evaluate and, where appropriate, replace the independent auditors;

•
review with management and the independent auditors, the interim financial statements and the Company’s disclosures under Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to the filing of the Company’s Quarterly Reports on Form 10-Q;

•
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

•	review and discuss with management and the independent auditors the Company’s policies with respect to risk assessment and risk management;

•
review and discuss with management and the independent auditors the Company’s internal controls, and the Company’s disclosure controls and procedures and quarterly assessment of such controls and procedures;

•
establish procedures for handling complaints regarding accounting, internal accounting controls, and auditing matters, including procedures for confidential, anonymous submission of concerns by employees regarding accounting and auditing matters; and

•	review and discuss with management and the independent auditors the adequacy and effectiveness of the Company’s legal, regulatory and ethical compliance programs.

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
In fulfilling its duties, the Compensation Committee, among other things, shall:

•	review and approve all corporate goals and objectives relevant to the compensation of the Chief Executive Officer;

•	evaluate the performance of the Chief Executive Officer in light of approved corporate goals, performance goals and objectives and determine his compensation level;

•	review and approve the compensation of the Company’s executive officers;

•	review and approve all employment agreements, severance agreements or arrangements, change in control agreements/provisions, and any special or supplemental benefits for each executive officer;

•	approve, disapprove, modify or amend all non-equity plans designed and intended to provide compensation primarily for officers;

•	make recommendations to the Board regarding adoption of compensation plans;

•	administer, modify or amend the stock option and other equity incentive plans; and

•
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
In fulfilling its duties, the Nominating and Corporate Governance Committee, among other things, shall:

•	identify individuals qualified to be Board members consistent with criteria established by the Board;

•	recommend to the Board nominees for the next annual meeting of shareholders;

•	evaluate individuals suggested by shareholders;

•	review the performance of the Board on an annual basis;

•
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

•
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

Code of Conduct

The Company has adopted a Code of Business Conduct and Ethics in compliance with the applicable rules of the Securities and Exchange Commission that applies to all employees, including all officers, and our non-employee directors, and a Code of Ethics for our Chief Executive Officer, Division General Managers and all senior financial officers, including the Chief Financial Officer. The Company has filed a copy of these policies as exhibits to the Form 10-K for the year ended December 31, 2003. In the event we amend or waive any of the provisions of the Code of Ethics, we intend to disclose the same on the Company’s website at http://www.jmar.com under the caption “Corporate Governance – Code of Ethics.”

Compensation of Board of Directors

During 2007, directors who were not salaried employees of the Company (“Non-Employee Directors”) were paid a quarterly retainer of $3000, with one-half of the fee paid in shares of Common Stock.  In April, 2007, the Board approved a modification of the director compensation arrangements to provide that all meeting fees shall be paid in shares of common stock. Meeting fees paid in the common stock equivalent are: $2,000 for each regular Board of Director’s meeting, $500 for each telephonic Board Meeting and $500 for each formal Committee meeting. All shares issued to directors were issued from the 2006 Equity Incentive Plan which was approved by the shareholders in June 2006 and increased by the directors in February 2008. The number of shares issued has been calculated using the closing price equal to 100% of the average of the closing prices of the stock for the five days prior to the date of grant. Shares granted in the future will be calculated using the closing price for the Company’s common stock for the date such amount is owed.

Mr. Dickinson elected to be paid in stock in lieu of the cash portion of his quarterly retainers and monthly Chairman fee. Mr. Dickinson is paid a fee of $2,000 per month for his services as Chairman of the Board. In recognition of the responsibilities of the Audit Committee Chairman, in November, 2007 the Board approved a monthly fee of $1,000 per month to be paid in cash to Mr. Naughton as Chairman of the Audit Committee. All directors are eligible to receive option and share grants under the Company’s shareholder-approved Stock Option Plans and the 2006 Equity Incentive Plan on the same basis as key employees of the Company. Grants of options and shares to directors from these plans will be made by the Board’s Compensation Committee on a case-by-case basis on such terms as the Committee in its discretion may decide. The Compensation Committee’s policy has been to make an annual grant of options to the directors at the time of the Annual Shareholders Meeting. No such grant was made in 2007, as no shareholder meeting was held in 2007. The Compensation Committee’s policy is to grant options with an exercise price equal to the fair market value of the stock.

Directors are also reimbursed for their travel, lodging and food expense incurred when attending Board and Committee meetings.

Director Compensation Table

The following table sets forth compensation information with respect to all non-employee directors of the Company for amounts earned during 2007. Compensation information for the Company’s Chief Executive Officer, Dr. C. Neil Beer is reported in the Summary Compensation Table below.

Name	Year	Fees Earned or Paid in Cash (1)	Options Awards (2)	All Other Compensation (3)	Total
Charles A. Dickinson	2007	$-	$8,057	$79,688	$87,745
J. Paul Gilman	2007	$6,000	$4,823	$45,500	$56,323
Richard J. Naughton	2007	$2,000	$-	$7,000	$9,000
Barry Ressler (4)	2007	$6,000	$8,057	$14,500	$28,557
Edward P. O'Sullivan II (5)	2007	$2,500	$-	$3,000	$5,500

(1)	Amounts shown represent fees earned or paid in cash for services as director in 2007.

(2)
Amounts shown for option awards reflect the dollar value recognized for financial statement purposes for the fiscal year ended December 31, 2007 in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”). The costs for awards disregard adjustments for forfeiture assumptions. The full grant date fair value of stock options granted to Messrs. Dickinson, Gilman, Ressler and O’Sullivan during the fiscal year ended December 31, 2007 was $6,902 as computed in accordance with FAS 123(R). A discussion of the relevant assumptions used in the valuation is contained in Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2007 included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2008. As of December 31, 2007, the total number of stock options outstanding for each director was as follows: Mr. Dickinson (62,750), Dr. Gilman (20,000), Mr. Naughton (0), Mr. O’Sullivan II (28,417) and Mr. Ressler (82,750).

(3)
Amounts shown for All Other Compensation consist of the dollar value of shares of common stock issued to directors in payment of meeting fees, quarterly retainers, monthly Chairman fees and travel-related expenses. The amounts shown reflect the dollar value recognized for financial statement purposes for the fiscal year ended December 31, 2007.

(4)	Mr. Ressler resigned as a director effective on December 1, 2007.

(5)	Mr. O’Sullivan resigned as a director effective on April 2, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance

Executive officers, directors and certain persons who own more than ten percent of the Common Stock are required by Section 16(a) of the Securities Exchange Act of 1934 to promptly file a Form 4 with the SEC reporting any changes in ownership of Common Stock and to furnish us with copies of such reports. Copies of these reports are available on the SEC’s website at www.sec.gov and on the Company’s website at www.jmar.com. Any transactions not reported currently on a Form 4 must be reported on a Form 5 filed on an annual basis. We have received written representations from each reporting person who did not file a Form 5 annual report that no Form 5 was due. Based on our review of the filed reports and these representations, we believe that all required Section 16(a) reports were timely filed in 2007.

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

Components of 2007 Executive Compensation

Our 2007 executive compensation package consisted of base salary and long-term incentive equity awards (consisting of stock options). We also provide a package of employee benefits (health, disability and life insurance) intended to be competitive for companies of our size. In earlier years, we also provided for a management cash bonus plan which provided for payment of bonuses based upon the achievement of certain individual performance goals and our financial performance objectives. No bonus plan was approved for 2007 or 2008.

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

Dr. Beer was appointed Chief Executive Officer of the Company in April 2006. The base salary payable to Dr. Beer for 2006 was initially set at $225,000 per annum, increasing to $250,000 per annum on July 1, 2006. This was determined as a result of arms’ length negotiations between Dr. Beer and the other members of the Board of Directors. The members of the Compensation Committee believe that Dr. Beer’s base salary for 2006 was set at a level that was competitive with the base salary levels in effect for chief executive officers at similarly situated companies. In February, 2007, in order to enable the Company to conserve cash, Dr. Beer agreed to reduce his base salary to $125,000.

Although the Committee considers the Company’s general financial performance and financial condition in its determination of the appropriate levels of base salaries for executive officers, it does not tie the base salaries to a specific measure of Company financial performance.

In February, 2007, in order to conserve cash, in lieu of salary increases for 2007, the Compensation Committee approved the creation of a stock bonus pool of a maximum of 230,000 shares of common stock to be awarded to certain executive officers and key employees upon the achievement of specific short-term business goals, plus an additional maximum of 126,667 shares to be issued to the CEO based upon the amount of shares earned by the other executive officers. The plan called for achievement of the goals by March 31, 2007. In April, 2007, the Compensation Committee approved the issuance of 20,000 and 25,000 shares, respectively, to two (now former) executive officers, 40,000 shares to a key employee who was not an executive officer, and 78,333 shares to Dr. Beer. In March, 2007, the two executive officers agreed to reduce their base salaries by 50%.

The Committee’s view is that, subject to significant changes in the Company’s financial condition, future adjustments to base salaries will be modest and that increases in compensation for the executive officers will be through performance-based bonus plans and stock option grants. In consideration of the reduction of his salary and successful arrangement of the $7.5 million Term Note financing with Laurus, the Board of Directors awarded Dr. Beer a $100,000 bonus in October 2007.

Long-Term Equity Incentive Awards

The Company’s stockholder-approved 1999 Stock Option Plan authorizes the Compensation Committee to grant awards of stock options and its 2006 Equity Incentive Plan authorizes the Compensation Committee to grant awards of stock options, restricted stock, stock bonuses, stock appreciation rights and other equity-based awards to its executive officers and other key employees. The goals of the Company’s equity awards are to: (1) align the interests of each executive officer with those of our stockholders by providing each individual with a significant incentive to manage the Company from the perspective of a stockholder with an equity stake in the business, and (2) encourage long-term retention of key employees by virtue of vesting conditions imposed on typical equity awards. Employees must remain employed by the Company for a fixed period of time in order for the equity awards to vest fully. Typically, options awards vest over a three-year period at the rate of one-third per year and have a term of ten years. Vesting ceases upon termination of employment and unvested options terminate upon termination of employment. The right to exercise vested options ceases 60 days after termination of employment, except that in the case of death the exercise period extends until one year after such termination of employment. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents. Between June, 2003 and June, 2004, options were granted to directors in payment of director meeting fees with an exercise price of $1.00 below market value in order to provide an equivalent value in lieu of the prior grant of shares of common stock (with the appropriate compensation expense recorded in the Company’s financial statements). Except for these options, all options granted to date have an exercise price equal to 100% of the average of the closing prices of the stock for the five days prior to the date of grant. Options granted in the future are planned to be granted using the closing price for the Company’s common stock for the date such amount is owed.

Perquisites, Personal Benefits and Other Compensation

The Company does not generally provide significant perquisites or personal benefits to executive officers, although pursuant to an employment agreement the Company agreed to pay or reimburse Dr. Beer for all reasonable and allowable expenses incurred by Dr. Beer in relocating him and his family from Colorado Springs, Colorado to San Diego, California. These expenses include the cost of commissions, fees, escrow and closing costs involved with the purchase of a residence in the San Diego area, and transport of automobiles, household goods, and travel. In addition, in the event that Dr. Beer’s Colorado residence does not sell in a timely manner, in order to expedite Dr. Beer’s purchase of a residence in San Diego and to further facilitate the performance of Dr. Beer’s duties, the Compensation Committee authorized the payment of $65,000 in additional compensation to Dr. Beer to defray the additional living costs and associated expenses of maintaining two houses. The amounts paid to Dr. Beer are described more fully in the footnotes to the Summary Compensation Table below. Also included in the Summary Compensation Table for each of the executive officers under the heading “Other Compensation” is the value of the Company’s matching contributions to the executive officers’ 401(k) accounts and the value of life insurance premiums and certain housing and transportation costs. The Company match portion of the 401(k) plan is available to all employees of the Company.

Severance Arrangements

The Company has no contractual obligations to pay severance or other enhanced benefits to its executive officers upon termination of their employment, except as follows: 1) the Company,  in the event their employment is terminated without cause, has agreed to provide Dr. Beer with minimum severance benefits equal to six months of his base salary and Mr. Hall with an escalating severance starting at two month’s of his base salary after 90 days of employment with an additional month’s termination pay after each additional six months of employment up to a limit of 12 months pay and 2) the Company agreed to provide a former executive with severance benefits equal to 13 weeks of base salary in the event his employment was terminated without cause, which were paid upon closure of the Company’s Vermont Operations in October 2007.

Stock Option Grant Timing and Price

All stock option grants to employees, including the executive officers, are made either from the Company’s 1999 Stock Option Plan or from the Company’s 2006 Equity Incentive Plan and are required to be approved by the Compensation Committee. The exercise price of options were set equal to the average of the closing prices of the Company’s common stock as reported on the OTCBB for the five trading days immediately preceding the date of the grant. Except as noted above regarding certain options granted to the directors in 2003 and 2004 in lieu of payment of meeting fees in shares, the Company has never granted options with an exercise price that is less than the fair market value of the Company’s Common Stock on the grant date, nor has it granted options which are priced on a date other than the grant date. Options granted in the future are planned to be granted using the closing price for the Company’s common stock for the date such amount is owed.

Pension Plans

The Company has no pension plans or other defined benefit retirement plans that benefit the executive officers or directors.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of the Company’s executive officers, to the extent that compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation which is not considered to be performance-based. The non-performance based compensation paid in cash to the Company’s executive officers for 2007 did not exceed the $1.0 million limit per officer, and the Committee does not anticipate that the non-performance based compensations to be paid in cash to the Company’s executive officers for 2008 will exceed that limit. The Company’s 1999 Stock Option Plan and its 2006 Equity Incentive Plan have been structured so that any compensation deemed paid in connection with the exercise of stock option grants made under that plan with an exercise price equal to fair market value of the option shares on the grant date will qualify as performance-based compensation which will not be subject to the $1.0 million limitation. Other types of equity-based awards which may be granted under that plan may also be structured so as to qualify as performance based compensation.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth above. Based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2007, filed by us with the Securities and Exchange Commission.

COMPENSATION COMMITTEE

/s/	Charles A. Dickinson

Summary Compensation Table

The following table sets forth summary information on the compensation earned during 2007 for services rendered in all capacities by the Company’s Chief Executive Officer, Chief Financial Officer(s) and each of the Company’s three other most highly compensated executive officers whose total compensation for 2007 exceeded $100,000. These four individuals are referred to in the Proxy Statement as the “Named Officers.”

					Non-Equity
				Option	Incentive Plan	All Other
Name and Position	Year	Salary(1)	Bonus	Awards(2)	Compensation	Compensation(3)	Total
C. Neil Beer (4) President and Chief Executive Officer	2007	$211,539	$100,000	$89,790	$—	$73,339	$474,668

Edward C. Hall (5) Vice President, Chief Financial Officer and Secretary	2007	$37,500	$—	10,000	$—	$367	$47,867

I. Michael Sweatman (6) Former Chief Financial Officer	2007	$66,925	$—	15,444	$—	$—	$82,369

Dennis E. Valentine (7) Former Chief Financial Officer	2007	$45,245	$—	9,421	$—	$508	$55,174

John P. Ricardi (8) Former Vice President, Sensor Products Group	2007	$94,811	$—	$9,658	$—	$193	$104,662

Douglas Cheng (9) Former Vice President of Operations, Vermont Operations	2007	$105,371	$—	$33,025	$—	$928	$139,324

Robert A. Selzer (10) Former Sr. V.P. of Technology, Vermont Operations	2007	$127,012	$—	$28,163	$—	$928	$156,103

(1)	Amounts shown represent salary earned in 2007.
(2)
Amounts shown for option awards reflect the dollar value recognized for financial statement purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R), including amounts related to stock options granted in prior years that were unvested at January 1, 2007. The costs for awards disregards adjustments for forfeiture assumptions, and the costs for awards made prior to 2007 are determined in accordance with the modified prospective transition method under FAS 123(R). A discussion of the relevant assumptions used in the valuation is contained in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in Part II, Item 8 of the Company’s Annual Report on Form 10-K filed with the SEC on April 2, 2008. Additional information regarding grants awarded in 2007 is presented in the “Grants of Plan Based Awards” table below. Of the dollar amounts included in this column, the following amounts are attributable to options granted prior to 2007 which were unvested on January 1, 2007: Dr. Beer ($238,833), Mr. Hall (0), Mr. Sweatman (0), Mr. Valentine (98,377), Mr. Ricardi ($47,000), Mr. Cheng ($23,167) and Mr. Selzer ($46,666). Also includes $84,133 for a restricted stock awards to Dr. Beer ($29,733), Mr. Hall ($10,000), Mr. Sweatman ($15,000), Mr. Valentine ($0) Mr. Cheng ($15,650) and Mr. Selzer ($13,750) granted in 2007.

(3)
Amounts in this column consist of (i) matching contributions made by the Company under its 401(k) Plan to Messrs. Beer, Hall, Sweatman, Valentine, Ricardi, Cheng and Selzer; (ii) life insurance premiums paid by the Company on behalf of Messrs. Beer, Hall, Sweatman, Valentine, Ricardi, Cheng and Selzer; and (iii) perquisites and other personal benefits or property the aggregate amount of which exceeds $10,000 as to any named executive officer. Although the amounts of perquisites and other personal benefits cannot be determined precisely, the Company has concluded that the aggregate amount thereof does not exceed $10,000 for each of Messrs. Hall, Sweatman, Valentine, Ricardi, Cheng and Selzer. Dr. Beer received the following types of personal benefits: reimbursement of relocation costs and an auto allowance.

(4)	Dr. Beer was appointed President and Chief Executive Officer in April 2006.

(5)	Mr. Hall was appointed Vice President , Chief Financial Officer and Secretary in October 2007

(6)	Mr. Sweatman ceased being an employee in September 2007

(7)	Mr. Valentine ceased being an employee in March 2007

(8)	Mr. Ricardi ceased being an employee in July 2007.

(9)	Mr. Cheng ceased being an employee in October 2007.

(10)	Mr. Selzer ceased being an employee in October 2007.

Grants of Plan-Based Awards

There were no option awards in 2007.

Outstanding Equity Awards at Fiscal Year-End (1)

The following table sets forth information regarding outstanding options held by each of the Named Officers at December 31, 2007.

	Number of Securities Underlying
	Unexercised Options (2)			Option
			Option Exercise	Expiration
Name	Exercisable	Unexercisable	Price($)	Date(3)
C. Neil Beer	5,000	—	3.531	7/8/2008
	5,000	—	2.4375	8/7/2009
	10,000	—	1.75	8/13/2010
	10,000	—	6.50	8/11/2011
	10,000	—	3.73	8/10/2012
	10,000	—	1.28	12/6/2013
	10,000	—	1.36	6/6/2014
	1,000	—	1.34	10/10/2014
	500	—	0.87	12/12/2014
	500	—	2.01	2/20/2015
	750	—	2.26	4/9/2015
	10,000	—	1.94	6/25/2015
	6,667	3,333	1.21	6/24/2016
	100,000	200,000	0.73	4/12/2016
	3,333	6,667	0.53	7/19/2017

(1)
No executive officer had any unearned equity awards outstanding at December 31, 2007. The majority of these options were granted under the Company’s 1999 Stock Option Plan (“Options”). The exercise price of the options reported above was equal to the fair market value of the Company’s Common Stock at the date of grant. The terms of each such option are determined by the Compensation Committee of the Board of Directors. The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares, subject to certain conditions. The majority of these options contain a Reload Option feature whereby if the optionee exercises the option in whole or in part using shares of Common Stock owned by the optionee for at least six months, the Company shall grant to the optionee a new option to purchase that number of shares equal to the shares transferred to the Company in payment of the exercise price of the option. In addition, if the optionee exercises the option in whole or in part with cash, the Company shall grant to the optionee a new option to purchase that number of shares equal to the amount of cash paid divided by the market value of the Common Stock on the date of exercise. In both cases, these Reload Options will have an exercise price equal to the fair market value on the date of grant of the Reload Option and are not exercisable until one year following the date of grant.

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

Option Exercises During 2007

No options were exercised by any of the Named Officers in 2007.

Potential Payments upon Termination or Change-in-Control

The Company has no contractual obligations to pay severance or other enhanced benefits to the Named Officers upon termination of their employment, except as follows: 1) the Company,  in the event their employment is terminated without cause, has agreed to provide Dr. Beer with minimum severance benefits equal to six months of his base salary and Mr. Hall with an escalating severance starting at two month’s of his base salary after 90 days of employment with an additional month’s termination pay after each additional six months of employment up to a limit of 12 months pay.

Defined Benefit or Deferred Compensation Plans

The Company has no defined benefit pension or non-qualified deferred compensation plans under which its executive officers participate.

Employment Agreements

On September 14, 2007, the Company entered into an Employment Agreement with Mr. Hall which provides for the following: 1) Base salary of $160,000 per annum, $10,000 of the first year’s compensation to be paid in stock; 2) Reimbursement, consistent with JMAR’s employee coverage, for all medical expenses, on a pretax basis, incurred by Mr. Hall, to continue his current  medical coverage; 3) In the event that Mr. Hall’s employment is terminated by the Company without cause or by Mr. Hall with cause (as defined), he will be paid two month’s of his salary after 90 days of employment with an additional month’s termination pay after each additional six months of employment up to a limit of 12 months pay.  In the event that such termination had occurred on December 31, 2007, the Company would have become obligated to pay Dr. Beer and Mr. Hall $26,666.67. Actual amounts payable can only be determined at the time of termination. Associated with Mr. Hall’s Employment Agreement, the Company executed a Resource Agreement with Tatum, LLC (“Tatum”) under which Tatum receives a monthly fee of $2,500 for the first year of Mr. Hall’s employment, $2,667 per month in the second and third year of employment and $1,000 per month thereafter. In addition, Tatum receives 15% of any cash bonus and 15% of the cash proceeds of any stock award associated with Mr. Hall’s services to the Company. Tatum would receive a share of Mr. Hall’s termination compensation, if any, calculated on the same basis as their monthly fee. Mr. Hall is a partner in Tatum, a national executive services firm.

Compensation Committee Interlocks and Insider Participation

During 2007, executive compensation matters were addressed by the Compensation Committee of the Board of Directors. None of the members of the Compensation Committee were either officers or employees of the Company. None of the members of the Compensation Committee serves as an executive officer of any other entity whose Board of Directors or compensation committee includes an executive officer of the Company.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ownership of 5% or More of JMAR Common Stock

The following lists all persons known by the Company to be the beneficial owner of 5 percent or more of the Company’s Common Stock as of April 30, 2008. A person is deemed to be the beneficial owner of JMAR Common Stock, whether or not such person has any economic interest therein, if such person directly or indirectly has (or shares with others) voting or investment power with respect to the JMAR shares or has the right to acquire beneficial ownership within sixty days.

	Number of Shares of	Percentage of
Name and address of	Common Stock	Outstanding Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Laurus Master Fund, Ltd.,	5,378,572	9.99%
c/o Laurus Capital Management, LLC,
825 Third Avenue, 14th Floor,
New York, NY 10022

Included in the shares listed above, as of April 28, 2008, are a portion of the shares of Common Stock issuable on exercise of warrants owned by Laurus. The Preferred Stock and Warrants owned by Laurus may not be converted or exercised into Common Stock if it results in Laurus having beneficial ownership of more than 9.99% of the outstanding shares of JMAR common stock at any time (the “Ownership Limitation”). Laurus may terminate this Ownership Limitation with respect to all of the Preferred Stock and with respect to substantially all of the Warrants upon a minimum of 75 days notice or upon a default by the Company of its redemption obligations under the Preferred Stock. Absent the Ownership Limitation, Laurus would have beneficial ownership of a total of 150,975,300 shares, consisting of: (i) 3,860,872shares owned at April 28, 2008, (ii) 20,065,472 shares issuable upon conversion of Convertible Preferred Stock, and (iii) 127,048,956 shares issuable upon exercise of Warrants. If all derivative securities held by Laurus were freely exercisable and convertible within 60 days, this total of 150,975,300 shares of Common Stock would represent beneficial ownership of 72.8% of the Company’s Common Stock.

Ownership of JMAR Common Stock by Management

The following table sets forth the beneficial ownership of Common Stock of the Company as of April 28, 2008 by each director, the “Named Officers” (as defined in “Summary Compensation Table” above) and by all directors and executive officers as a group. Except as otherwise noted, the following stockholders have sole voting and investment power with respect to the shares. Information with respect to beneficial ownership is based on information furnished to the Company by each stockholder included in the table.

	Number of Shares of	Percentage of
	Common Stock	Outstanding Common Stock
Beneficial Owner	Beneficially Owned	Beneficially Owned
Charles A. Dickinson (1)	2,708,178	5.03%
C. Neil Beer (2)	459,983	(9)
J. Paul Gilman (3)	200,425	(9)
Richard J. Naughton	100,000	(9)
Edward C. Hall	92,593	(9)
I. Michael Sweatman	100,000	(9)
Dennis E. Valentine	27,568	(9)
James B. McCarthy	100,000	(9)
John P. Ricardi	-	(9)
Douglas Cheng	96,500	(9)
Robert A. Selzer	81,500	(9)
All Executive officers and directors as a group (9 persons) (4)	3,888,747	7.18%

(1)	Includes 61,217 shares held by Mr. Dickinson’s wife. Includes 52,750 shares issuable upon exercise of currently exercisable stock options.

(2)	Includes 282,750 shares issuable upon exercise of currently exercisable stock options.

(3)	Includes 10,000 shares issuable upon exercise of currently exercisable stock options.

(4)	Includes 345,500 shares issuable upon exercise of currently exercisable stock options.

(9)	Less than one percent.

Equity Compensation Plan Information

The following Table sets forth information regarding all equity compensation plans (including individual contracts) (i) previously approved by the Company’s shareholders, and (ii) not previously approved by the Company’s shareholders, as of December 31, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise price of Outstanding Options and Warrants	Number os Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
	(a)	(b)	(c)

Plans Approved by Shareholders	2,597,677	$2.25	1,000,364

Plans Not Approved by Shareholders	1,330,492	$1.34	—

Total	3,928,169	$1.74	1,000,364

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

Shareholder Approved Plans:

The 2006 Equity Incentive Plan

The Company’s shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) in June, 2006. The 2006 Plan provides for the grant of options, restricted stock, stock bonuses, stock appreciation rights and other equity-based awards to the Company’s employees, directors and consultants for up to 2,000,000 shares of Common Stock etc., As of December 31, 2007, 1,564,384 shares of common stock were issued and outstanding and no options to purchase shares of common have been issued. 435,616 shares were available for future equity awards. (See also Non-Shareholder Approved Plans below)

The 1999 Stock Option Plan

The Company’s shareholders approved the 1999 Stock Option Plan (“1999 Plan”) in August, 1999 and approved an amendment to the 1999 Plan in December, 2002. This plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s Common Stock. As of December 31, 2007, options to purchase 808,333 shares were outstanding and 564,748 shares were available for future option grants.

The 1991 Stock Option Plan

The Company’s shareholders approved the 1991 Stock Option Plan (“1991 Plan”) in July, 1991 and approved amendments to the 1991 Plan in June, 1992, September, 1995 and September, 1996. The 1991 Plan, as amended, provided for the grant of options to the Company’s employees, directors and consultants for up to 1,480,000 shares. The term of the 1991 Plan has expired and no further options may be granted under this plan. As of December 31, 2007, options to purchase a total of 224,960 shares were outstanding.

Non-Shareholder Approved Plans and Individual Arrangements:

Management Anti-Dilution Plan

In February, 1993, the Company’s Board of Directors approved the issuance of Warrants to the then officers and directors of the Company in consideration for agreements made by them in connection with an underwritten offering of the Company’s Common Stock. This plan has terminated and no additional securities may be issued from this plan. As of December 31, 2007, Warrants to purchase 306,920 Warrants are outstanding. These Warrants have an exercise price of $3.00 per share.

Research Division Warrant Plan

In April, 2001, Warrants were issued to employees of the Research Division in connection with an incentive plan for performance of certain milestones in 2000. This plan has terminated and no additional Warrants may be issued under this plan. As of December 31, 2007, Warrants to purchase a total of 10,500 shares were outstanding. These Warrants have an exercise price of $3.25 per share and expire on the earlier of 60 days after termination of employment or January, 2011.

2002 Research Division Plan

In May, 2002, the Company’s Board of Directors approved a plan for the issuance of non-plan options to purchase Common Stock to Research Division employees. This plan has terminated and no additional options may be issued from this plan. As of December 31, 2007, options to purchase 32,000 shares were outstanding. These options have an exercise price of $1.71 per share and expire on the earlier of 60 days after termination of employment or 10 years after date of grant.

The 2006 Equity Incentive Plan

The Company’s shareholders approved the 2006 Equity Incentive Plan (“2006 Plan”) in June, 2006. The 2006 Plan provides for the grant of options, restricted stock, stock bonuses, stock appreciation rights and other equity-based awards to the Company’s employees, directors and consultants for up to 2,000,000 shares of Common Stock etc., As of December 31, 2007, 1,564,384 shares of common stock were issued and outstanding and no options to purchase shares of common have been issued. 435,616 shares were available for future equity awards.

 On June 25, 2007 the Board of Directors resolved and unanimously approved an increase in the authorized shares of the 2006 Plan to 20,000,000 shares, subject to a shareholder-approved increase in authorized shares of the Company. On February 20, 2008  shareholders approved an increase in the Company’s authorized shares to 380,000,000 shares As of April 28, 2008, 12,595,612 shares of common stock were awarded, of which 2,845,612 was issued and outstanding and 9,750,000 was subject to vesting. 7,404,388 shares were available for future equity awards.

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

In December, 2005, a Warrant to purchase 171,844 shares, with an exercise price of $1.44 per share, was issued to Midtown Partners in connection with a financing in December, 2005. This Warrant expires on June 28, 2011. In February, 2007 a Warrant to purchase 97,024 shares, with an exercise price of $0.25 per share, was issued to Midtown Partners in connection with a financing in February, 2007. This Warrant expires on February 8, 2012. In March, 2007 a Warrant to purchase 83,333 shares, with an exercise price of $0.20 per share, was issued to Midtown Partners in connection with a financing in March, 2007. This Warrant expires on March 6, 2012. In July, 2007 a Warrant to purchase 320,000 shares, with an exercise price of $0.1022 per share, was issued to Midtown Partners in connection with a financing in July, 2007. This Warrant expires on July 5, 2012.

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

In March, 2006, the Company and Laurus replaced the Company’s Working Capital Line that terminated on March 21, 2006 with a new working capital line (2006 Working Capital Line). The 2006 Working Capital Line allowed the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase a total of 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000. Of the 458,181 warrants, 240,000 vested in March 2007 based on the average borrowings under the 2006 Working Capital Line with an exercise price based on the three day average stock price prior to March 28, 2007, but no less than $1.00. Both warrants expire in March 2016. The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate (7.25 percent at April 28, 2008) on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The amount outstanding under the 2006 Working Capital Line was fixed on September 12, 2007 and terminates on August 31, 2009.  As of December 31, 2007 there was $649,911 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.

On February 8, 2007, the Company sold 1,212,800 shares of Common Stock to Laurus for $230,432 and on March 6, 2007, the Company sold 1,041,667 shares of Common Stock to Laurus for $156,250.

On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“the “750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock (See Note 9 — Derivative Liability – Warrants Attached to Debt). The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, which is 7.25 percent at April 28, 2008, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on August 31, 2009, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however, Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of December 31, 2007, $750,000 was outstanding pursuant to the $750,000 Note.

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

If not previously converted, the Series G, I and J Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	December 31, 2007	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

In connection with all of the above financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 127,048,956 shares of common stock at prices ranging from $.01 to 5.00. In addition, in connection with the 2006 Working Capital Line on April 30, 2006, Laurus was granted two warrants exercisable into up to 458,181 shares of common stock at an exercise price of $0.01 per share. As of December 31, 2007 all of the preferred stock and warrants held by Laurus are convertible or exercisable into approximately 147.1 million shares.

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

On September 12, 2007, the Company entered into a Securities Purchase Agreement (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007, with Laurus and related agreements. Pursuant to the “September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note ("the $7.5 million Term Note ") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock. The maturity date of the $7.5 million Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7.5 million Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7.5 million Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899.39 of the proceeds of the $7.5 million Term Note were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

The September 2007 Warrants have an exercise price of $0.01 per share and a term of ten years. In no event may the September 2007 Warrants be exercised in excess of the number of shares which would cause the total number of issued and outstanding shares of the Company’s Common Stock plus the number of shares of Common Stock reserved for issuance under all outstanding options, warrants (including the September 2007 Warrants) and preferred stock to exceed the number of the Company’s authorized shares of Common Stock. Pursuant to the September 2007 SPA, the Company agreed that on or before March 5, 2008 it would seek and have obtained shareholder approval and would have amended its certificate of incorporation to increase its authorized Common Stock to no less than 300,000,000 shares. A failure to increase the Company’s authorized shares to at least 300,000,000 shares on or before such date would have constituted an event of default under the $7.5 million Term Note.

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

Except with regard to the transactions with Laurus, there were no transactions since January 1, 2007, and there are no currently proposed transactions, in which the Company is a participant where the amount involved exceeds $120,000 and in which any director, executive or their respective immediate family members, or a owner of more than 5% of the Company’s common stock have a direct or indirect material interest.

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

Item 14. PRINCIPAL AUDITOR FEES AND SERVICES

Audit and Non-Audit Fees

The following is a description of the fees billed by Singer Lewak Greenbaum & Goldstein LLP (“SLGG”) for the fiscal year ended December 31, 2007.

Audit Fees

SLGG billed the Company an aggregate of $ 307,764 in fees for professional services rendered in connection with the audit of the Company’s financial statements for the year ended December 31, 2007 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007. In addition, the Company was billed $3,284 by SLGG in 2007 for the issuance of a consent with the Form 10-K for the year ended December 31, 2007 and for the Form S-8 filed April 8, 2008.

Audit-Related Fees

There were $15,431 in fees for audit-related services billed by SLGG in 2007.

Tax Fees

There were no fees for tax services billed by SLGG, including tax compliance and tax consultation, in 2007.

All Other Fees

There were no billings from SLGG for 2007 for other products or services.

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

JMAR TECHNOLOGIES, INC.

Date: April 30, 2008	By:	/s/ C. Neil Beer Chief Executive Officer
	By:	/s/ Edward C. Hall Chief Financial Officer

Index to Exhibits

Exhibit No.	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(+) These contracts are management compensation contracts required to be separately identified pursuant to Item 15 (a) of Form 10-K.