Form 10-Q
period 2008-05-13
JMAR TECHNOLOGIES INC
filed 2008-05-15
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008
Commission File Number 1-10515
JMAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware ____________________________ (State or other jurisdiction of incorporation or organization)	68-0131180 ____________________________ (I.R.S. employer identification number)
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
Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 15, 2008).
Common Stock, $.01 par value: 53,877,059 shares

INDEX

(
		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets — March 31, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited) — Three months ended March 31, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited) — Three months ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	N/A

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	N/A

Item 6.	Exhibits	24

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
ASSETS	March 31, 2008	December 31, 2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$106,599	$174,879
Accounts receivable	159,515	44,544
Unbilled receivables	27,464	21,180
Inventories, net	294,702	308,029
Net current assets of discontinued operations	-	479,342
Prepaid expenses and other	119,945	160,610
Total current assets	708,225	1,188,584
Property and equipment, net	621,284	683,249
Intangible assets, net	1,669,014	1,641,913
Restricted cash	3,321,221	4,251,252
Other assets	217,302	217,302

TOTAL ASSETS	$6,537,046	$7,982,300
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$655,718	$534,586
Accrued liabilities	645,080	427,600
Accrued payroll and related costs	137,195	218,562
Working capital line of credit, net	529,905	508,725
Current portion of notes payable and other liabilities, net	109,875	103,375
Net current liabilities of discontinued operations	698,250	708,716
Deferred rent	49,429	49,429
Derivative liabilities	15,290,779	5,022,378

Total current liabilities	18,116,231	7,573,371

Term notes, net of debt discounts	2,516,928	1,505,208
Notes payable and other long-term liabilities, net of current portion	206,459	250,887
Notes payable and other long-term liabilities of discontinued
operations, net of current portion	89,209	89,209
Total liabilities	20,928,827	9,418,675
Redeemable convertible preferred stock: 738,329 shares
issued and outstanding as of March 31, 2008 and
738,329 at December 31, 2007, net of unamortized discount of
$1,560,612 and $1,709,606, respectively.	6,123,639	5,974,644
Commitments and contingencies
Stockholders' equity deficit:
Preferred stock: $.01 par value; 5,000,000 shares authorized;
738,329 shares issued and outstanding as of March 31, 2008
and 738,329 at December 31, 2007 included in redeemable
convertible preferred stock above.	—	—
Common stock: $.01 par value; 380,000,000 shares authorized;
53,877,059 shares issued and outstanding as of March 31,
2008, and 53,839,559 shares issued and outstanding as of
December 31, 2007.	538,772	538,395
Additional paid-in-capital	85,225,558	85,191,382
Committed common stock	178,002	—
Accumulated deficit	(106,457,752)	(93,140,796)
Total stockholders' deficit	(20,515,420)	(7,411,019)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,537,046	$7,982,300

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
 (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues	$183,353	$143,232
Costs of revenues	195,716	114,463
Gross profit (loss)	(12,363)	28,769
Operating expenses:
Selling, general, and administrative	1,040,764	910,197
Research and development	502,106	311,300
Impairment of long lived assets	-	125,000
Total operating expenses	1,542,870	1,346,497
Operating loss from continuing operations	(1,555,233)	(1,317,728)
Interest and other income	45,611	18,530
Interest and other expense	(1,263,293)	(133,008)
Change in fair value of derivative liability	(10,268,401)	-
Loss from continuing operations	(13,041,316)	(1,432,206)
Income from discontinued operations, net of tax	-	156,388
Net loss	(13,041,316)	(1,275,818)
Deemed preferred stock dividends	(275,637)	(310,901)
Loss applicable to common stock	(13,316,953)	(1,586,719)
Loss per share from continuing operations	$(0.25)	$(0.04)
Gain (loss) per share from discontinued operations	-	-
Basic and diluted loss per share applicable to
common stock	$(0.25)	$(0.04)
Shares used in computation of basic and
diluted loss per share	53,839,559	40,729,287

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)
	2008	2007

Cash flows from operating activities:
Loss from continuing operations	$(13,041,316)	(1,275,818)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	65,891	79,084
Change in fair value of derivative liability	10,268,401	—
Amortization of debt discount and beneficial conversion feature	1,032,900	72,618
Stock based compensation expense	19,464	49,539
Services received in exchange for common stock	30,729	29,275
Services received in exchange for committed common stock	78,002	—
Impairment of long lived assets	—	125,000
(Increase) decrease in:
Accounts receivable and unbilled receivables	(121,255)	249,726
Inventories	13,327	13,911
Prepaid expenses and other	40,665	52,158
Accounts payable	121,132	131,971
Accrued liabilities	146,140	(129,816)
Unearned revenue	—	86,150
Deferred compensation	(25,571)	(25,840)
Deferred rent	(12,357)	(12,357)
Net cash used from continuing operations	(1,383,848)	(554,399)
Changes in net assets and liabilities of discontinued operations	468,873	84,242
Net cash used in operating activities	(914,975)	(470,157)

Cash flows from investing activities:
Purchase of property and equipment	(4,154)	—
Proceeds from the disposition of property and equipment	2,548	4,090
Purchases of intangible assets from continuing operations	(29,421)	(23,169)
Payments received on notes receivable	—	11,687
Net cash provided by (used in) investing activities	(31,027)	(7,392)

Cash flows from financing activities:
Net (repayments) on term notes and line of credit	—	(447,585)
Net proceeds from the issuance of common stock	84,360	384,182
Decrease in restricted cash	930,031	—
Cash payment of preferred stock dividends	(136,669)	—
Net cash provided by (used in) financing activities	877,722	(63,403)

Net (decrease) in cash and cash equivalents	(68,280)	(540,952)
Cash and cash equivalents, beginning of period	174,879	686,832
Cash and cash equivalents, end of period	$106,599	$145,880
Cash paid for interest	225,877	58,086

Supplemental Disclosure of Non Cash Activity:
The three months ended March 31, 2008:
Deemed preferred stock dividends	148,995
The three months ended March 31, 2007:
Deemed preferred stock dividends		148,995

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

JMAR Technologies, Inc. (JMAR or Company) is a late-stage technology company with expertise in the development and commercialization of laser-based detection technologies for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research in developing a portfolio of products with market applications in high interest areas such as defense, homeland security, hazardous materials detection and biological monitoring, while continuing to carry out research and development. JMAR’s current product lines consist of  the  BioSentry® system, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water, and the BriteLight™ laser, a stand-alone laser product as well as the light source for x-ray microscopy.

JMAR’s continued pursuit of cutting-edge products includes a new initiative funded by the Army Research Laboratory (ARL) for the development and demonstration of a double pulse (DP) plasma laser. The exceptional beam quality realized in this product will enable the use of stand-off laser-induced breakdown spectroscopy (LIBS) in applications requiring the identification of foreign substances on an object. The light emissions resulting from the plasma generated on the targeted object are analyzed by an optical spectrometer which provides the identification of trace substances such as explosives, metals and drugs. The DP laser technology is based on the continued evolution of JMAR’s patented BriteLight™ laser.

Because of the national priority assigned to such critical security needs and the funding support of Laurus Capital Management, LLC (“Laurus”), JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a man portable “shoebox size” double pulse laser product. This project is being expanded to include the integration of analytic components for system-level LIBS, such as laser-induced fluorescence (LIF) and Raman applications. Laurus currently owns 9.9% of JMAR common stock, limited to that percentage by written agreement, and a substantial position in JMAR warrants resulting from an equity requirement of the $7.5 million financing received last September.

“BioSentry®” is a registered trademark and “BriteLightTM ” is a trademark for which JMAR has common law rights.

JMAR was incorporated in the state of Delaware in 1987.

The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. Amounts related to disclosures of December 31, 2007 balances within these interim statements were derived from that Form 10-K. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $13,041,316, $1,623,906 and $13,106,681 for the three months ended March 31, 2008 and for the years ended December 31, 2007 and 2006, respectively, and losses are expected for the foreseeable future. Our revenues from continuing operations increased to $183,353 from $143,232 for the three months ended March 31, 2008 and 2007, respectively. We had negative operating cash flow from operations for the three months ended March 31, 2008 and for the years ended December 31, 2007 and 2006 of $914,975, $3,682,771 and $6,019,946, respectively.  Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock dividends and 4) other working capital needs. We believe that with the financing provided by the $7.5 million Term Note the Company has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the $7.5 million Term Note to continue the marketing and development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the $7.5 million Term Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. In addition, the Company is actively discussing arrangements with substantially larger companies to market, distribute and service its BioSentry products. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in “Risk Factors - Item 1A.

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

In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect adoption of SFAS 161 to have a material impact on the Company’s financial statements.

(3)	Stock-Based Compensation Plans

The Company has six stock — based compensation plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan were shareholder-approved and are the only plans of the six stock plans from which additional options may be granted.  On June 25, 2007, the Board of Directors resolved and unanimously approved an increase in the authorized shares of the 2006 Plan to 20,000,000 shares, subject to a shareholder-approved increase in authorized shares of the Company. On February 20, 2008, shareholders approved an increase in the Company’s authorized shares to 380,000,000 shares. The 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method. Included in the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 are compensation charges as follows:

	Three months ended March 31, (unaudited)
	2008	2007
Compensation	$19,464	$49,539
Selling, general, & administrative	17,722	45,460
Research and development	1,742	4,079

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 was $.11. There were no options granted during the three months ended March 31, 2007. The unrecognized stock based compensation expense for the three months ended March 31, 2008 and 2007 is $147,145 and $132,339, with a weighted average remaining vesting period of 1.5 and .95 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2008: risk-free interest rate of approximately 1.84 percent in 2008 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years based upon the historical life of options. For grants in 2008, the expected volatility used was 199 percent, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2008 were 2.7 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.

There were no stock options exercised during the three months ended March 31, 2008.  The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $0, respectively. There was no cash received from options exercised for the three months ended March 31, 2008 and 2007.

A summary of option activity under all of the above plans as of March 31, 2008 and 2007, and changes during the three months then ended is presented in the table below:

	2008 (unaudited)				2007
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Life (yrs)	Value	Shares	Price	Life (yrs)	Value
Outstanding at beginning of period	1,382,714	$2.25	3.8	$—	2,329,054	$2.71	5.1	$—
Granted	1,000,000	$0.11	9.9	—	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(159,667)	$1.99	3.4	—	(1,062,552)	2.96	—	—
Outstanding at end of period	2,223,047	$1.25	6.4	—	1,266,502	1.78	6.5	—
Vested and Expected to Vest	2,218,047	$1.25	6.4	—	1,244,960	1.80	6.7	—
Exercisable at end of period	986,380	$2.33	2.5	$—	782,836	$2.33	5.0	$—

A summary of the options outstanding as of March 31, 2008, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of options currently exercisable and the weighted-average exercise price of options currently exercisable is as follows:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding at 3/31/08	Contractual Life	Exercise Price	Exercisable at 3/31/08	Exercise Price
$0.10 to $0.87	1,345,333	2.0 Years	$0.19	125,333	$0.72
$1.21 to $1.75	238,334	4.9 Years	1.52	221,667	1.50
$1.94 to $2.91	111,960	1.8 Years	2.17	111,960	2.17
$3.25 to $3.83	447,420	0.6 Years	3.13	447,420	3.13
$4.56 to $6.50	80,000	0.8 Years	5.29	80,000	5.29
	2,223,047			986,380

A summary of the status of the Company’s non-vested options at March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

		Grant-date
	Shares	fair value
Non-vested at December 31, 2007	236,679	$1.10
Granted	1,000,000	$0.10
Vested	—	$—
Forfeited	—	$—
Non-vested at March 31, 2008	1,236,679	$0.29

(4)	Accounts Receivable

At March 31, 2008 and December 31, 2007, accounts receivable consisted of the following:

	March 31, 2008 (unaudited)	December 31, 2007

Billed	$159,515	$44,544
Unbilled	27,464	21,180
	186,979	65,724
Less-allowance for doubtful accounts	--	--
	$186,979	$65,724

All unbilled receivables at March 31, 2008 are expected to be billed and collected within one year. The unbilled receivables at March 31, 2008 relate to the normal billing cycle and timing of billings. In addition, included in the long-term “other assets” on the accompanying Consolidated Balance Sheet are withheld fees, $166,977 of which are from the Company’s DARPA contract and $14,720 from the SBIR contract, both of which it expects to receive upon completion of the contracts and final DCAA audit.

(5)	Inventories

Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At March 31, 2008 and December 31, 2007, inventories consisted of the following:

	March 31, 2008 (unaudited)	December 31, 2007

Raw materials, components and sub-assemblies	$97,169	$55,494
Work-in-process	67,283	85,486
Finished goods	150,372	177,110
	314,824	318,090
Less-reserve for excess and obsolete inventory	(20,122)	(10,061)
	$294,702	$308,029

(6)	Property and Equipment

At March 31, 2008 and December 31, 2007, property and equipment consisted of the following:

	March 31, 2008 (unaudited)	December 31, 2007
Equipment and machinery	$329,712	$588,748
Software	590,446	329,291
Furniture and fixtures	197,859	198,372
Leasehold improvements	607,767	607,767
	1,725,784	1,724,178
Less-accumulated depreciation	(1,104,500)	(1,040,929)
	$621,284	$683,249

Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlord. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the lease. Of the net remaining deferred rent of $226,548, $177,119 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet.

(7)	Segment Information

Business Segments

JMAR conducts its operations in two business segments; the Research Division and the Sensor Products Group.

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

Redesigned BriteLight technology is the basis for JMAR’s entry into laser-induced breakdown spectroscopy (LIBS) for remote detection of CBRNE (chemical, biological, radiological, nuclear, explosive) substances in military settings, on roadways and at checkpoints, against suspects in the field, for site exploitation, crime scenes, and for detecting the smallest possible traces of  CBRNE elements. This line of business is presently supported by the U.S. Army and by internal research and development (IR&D) funds and is being expanded to examine the combination of fluorescence and Raman capabilities with DP-LIBS to provide verification of detected elements.

During the three months ended March 31, 2008, and 2007, the Research Division accounted for approximately 63.5% and 70.3%, respectively, of the Company’s revenues.

Sensor Products Group

This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, the cruise ship and beverage industries, pharmaceutical companies, and municipal water utilities.
The U.S. Environmental Protection Agency (EPA) purchased a unit for evaluation of BioSentry in homeland security applications at the National Homeland Security Research Center in Cincinnati, Ohio. The program was carried out in 2007 by the EPA’s National Security Homeland Research Center, using a pilot-scale water distribution system at the EPA’s testing and evaluation facility in Cincinnati, Ohio. Tests were performed to determine the detection capabilities of BioSentry and other products against intentional introduction of pathogens into a water distribution system. Several pathogen surrogates were used simulating lethal microbes.  The EPA presented these results at the April AWWA Water Security Congress 2008 which indicated that the tests found that BioSentry was able to detect bacterial pathogens up to 25 times better than any other product tested.

In January 2008, a trial BioSentry system was delivered to Pfizer, Inc. to determine its efficacy for real-time detection and classification of waterborne microorganisms in the production of high purity water used in the pharmaceutical manufacturing process.  The objective is to augment traditional grab sample/laboratory analysis that can take up to five days before results are obtained.

In February 2008 JMAR delivered two BioSentry systems under a purchase order from Aquatec, a Swiss distributor of water control systems, which potentially could lead to several larger purchases because municipal water districts are liable to their users for contamination problems.

During the three months ended March 31, 2008, and 2007, the Sensor Products Group accounted for approximately 36.5% and 29.7%, respectively, of the Company’s revenues.

The accounting policies of the reportable segments are the same as those described in Note 2 of the Company’s consolidated financial statements included in the Form 10-K for the year ended December 31, 2007. The Company evaluates the performance of its operating segments primarily based on revenues and operating income. Corporate costs are generally allocated to the segments based on a three factor formula (revenues, payroll and certain assets).

Segment information for the three months ended March 31, 2008 and 2007 is as follows (excluding discontinued operations) (unaudited):

	Research Division	Sensor Products Group		Corporate		Total
Three Months Ended March 31, 2008:
Revenues	$116,499	66,854		$	---	$183,353
Asset writedowns and special items	---	---			---	---
Operating (loss) profit	(831,200)	(634,213)			(89,820)	(1,555,233)
Total assets	774,231	1,698,563			4,064,252	6,537,046
Capital expenditures	2,119	---			2,035	4,154
Depreciation & amortization	17,018	4,502			44,371	65,891

Three Months Ended March 31, 2007:
Revenues	$100,714	$42,518	$		---	$143,232
Operating loss	(303,337)	(661,789)			(352,602)	(1,317,728)
Asset writedowns and special items	---	(125,000)			---	(125,000)
Total assets	846,155	1,672,824			1,604,380	4,123,359
Capital expenditures	---	---			---	---
Depreciation & amortization	20,051	10,759			48,274	79,084

Sales to the United States Government totaled $45,299 and $100,714 for the three months ended March 31, 2008 and 2007, respectively.

(8)	Derivative Liability

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

The following defines our derivatives:

Warrants Attached to Debt

As of March 31, 2008, the 5,209,561, net of 2,388,189 warrants exercised on August 31, 2007, and 119,000,000 warrants issued in conjunction with the $750,000 Note and the $7.5 million Term Note payable to Laurus, respectively, are being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. The Company granted the warrant holders certain registration rights. In accordance with SFAS No. 133, the warrants are valued at each reporting period. Changes in fair value are recorded as an adjustment to fair value of derivative in the statement of operations. The outstanding warrants were fair valued on April 13, 2007 and September 11, 2007 and determined to have a fair value of $1,747,481 and $13,090,000 respectively. In accordance with SFAS No. 133, the Company revalued the warrants on March 31, 2008 and as a result of the revaluation, the Company recorded a change in fair value of derivative liability of $9,936,765 in the consolidated statement of operations.

The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.45% based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 9 and 9.5 years; and expected volatility of 99% and 100%. The volatility is based on JMAR’s historical stock prices for the past 9 and 9.5 years, consistent with the expected life of the warrants.

Conversion Feature Derivatives

Pursuant to an agreement committed to in June, 2007, but entered into on July 5, 2007, which provides for the issuance from time to time of new shares of Series J Preferred Stock, a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares. Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability for the maximum number of common shares eligible for exchange. The shares were determined to have a fair value of $173,600 based on the market price of the shares on the date of the transaction.  In accordance with SFAS No. 133, the Company revalued the shares on March 31, 2008; as a result of the revaluation, there was a change of $142,400 in the fair value of the derivative liability.

Warrants Issued to Non-employee

As part of the transaction entered into on June 28, 2007, the Company was required to reclassify previously and subsequently issued warrants to non-employees as warrant derivatives Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability of $318,870 for the maximum number of common shares eligible for exchange, valued based on the Black Scholes model on June 28, 2007, for 7,728,528 shares issuable under previously issued warrants. In accordance with SFAS No. 133, the Company revalued the shares on March 31, 2008 and as a result of this revaluation, there was a change of $189,236 in the fair value of the derivative liability.

The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.45% based on estimated yields of 10 year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 2-5 years; and expected volatility of 97%. The volatility is based on JMAR’s historical stock prices for the past 9 years, consistent with the expected remaining life of the warrants.

(9)	Equity Transactions

a. Laurus Preferred Stock and Warrants

If not previously converted, the Series G, I and J Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	March 31, 2008	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

In connection with all of the above financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 127,048,956 shares of common stock at prices ranging from $.01 to 5.00. In addition, in connection with the 2006 Working Capital Line on March 31, 2006, Laurus was granted two warrants exercisable into up to 458,181 shares of common stock at an exercise price of $0.01 per share. As of March 31, 2008 all of the preferred stock and warrants held by Laurus are convertible or exercisable into approximately 147.1 million shares.

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

Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the quarters ended March 31, 2008 and 2007 are preferred stock dividends of $275,637, and $310,901, respectively. These amount for the quarters ended March 31, 2008 and 2007 consist of two elements: 1) $126,642, and $161,906, respectively, of preferred stock dividends paid or payable in cash and 2) $148,995 and $148,995, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

b. Sales of Common Stock and Warrants

None

c. Issuance of Warrants

None.

d. Issuances of Common Stock and Warrants for Services

   None.

(10)	Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. For the three months ended March 31, 2008 and 2007, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. At March 31, 2008 and 2007 the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 154,595,221 and 15,527,277, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.

(11)	Discontinued Operations

The income from operations of discontinued operations of $0 and $156,388 for the three months ended March  31, 2008 and 2007, respectively, is related to the closure of the Vermont Operations as of September 30, 2007. On November 7, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments and certain other facility operating costs of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

Accordingly, the Company has reflected the Vermont Operations and Microelectronics Division as discontinued operations for all periods included in this Form 10-Q.

At March 31, 2008 and December 31, 2007, net assets and liabilities of the discontinued operations consisted of the following:

	March 31, 2008 (unaudited)	December 31, 2007
Current Assets:
Cash	$—	$178
Accounts receivable	—	479,164
	$—	$479,342

Current Liabilities:
Accounts payable	455,206	465,672
Accrued liabilities	243,044	243,044
	$698,250	$708,716
Non-Current Liabilities:
Lease accrual/deferred rent	$89,209	$89,209

The gain from operations of discontinued operations for the three months ended March 31, 2008 and 2007, respectively, consisted of the following (unaudited):

	2008	2007
Revenues	$—	$969,102
Costs of revenues	—	735,581
Gross profit	—	233,521
Selling, general and administrative	—	76,932
Research and development	—	22
Interest and other expense	—	179
Gain from operations of discontinued operations	$—	$156,388

(12)	Income Taxes

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company is subject to US federal income tax as well as income tax in multiple states. At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $60.2 million that expire from 2008 to 2027. In addition to the capital loss carryforward, the Company has approximately $4,018,000 of temporary differences that will offset future taxable income subject to the change in ownership limitations. Also, the Company has approximately $24.6 million of state net operating loss carryforwards that expire from 2011 to 2017.

As of March 31, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

In early 2007, in order to remedy the problem of an operating cash shortfall, the Company held informal discussions with Laurus (holder of JMAR stock, stock options and warrants, and the Company’s working capital lender) regarding additional financing. On February 27, 2007 JMAR formally requested short term (four month) financing. In March 2007, subject to terms that included warrants for a significant number of shares at a minimal exercise price and a requirement for JMAR to demonstrate a substantial reduction in its cash burn rate, JMAR’s Board of Directors approved the proposed financing providing for a one year note for $750,000. Subsequently, the Company lowered the cash burn (net loss plus non-cash items) and engaged in cost reduction efforts, resulting in a reduction from approximately $600,000 per month for most of 2006 to approximately $350,000 after March 2007. The cost reductions contributing to this improvement included salaries and benefits, consulting and legal fees, board fees, and IR&D project costs.

In September 2007, the Company negotiated a $7,500,000 Term Note with Laurus (the “$7.5 million Term Note”). The draw-downs under the Laurus $7.5 million Term Note have enabled the Company to continue the development of its emerging new products and for working capital requirements in 2007 and 2008.

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

On November 7, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to purchase certain assets of the Vermont Operations including; rights to the Vermont Operations’ proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008 and for certain costs of the building and office operation until closing of the transaction. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

Accordingly, the Company has reflected the Vermont Operations as discontinued operations for all periods included in this Form 10-Q.

Management believes that with the financing provided by the $7.5 million Term Note it has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the Note to continue the development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets.

Sources of Revenue

Contract Research and Development, Technical Support, and Production Programs

The majority of JMAR’s revenues have been derived as the prime contractor or subcontractor for government contracts. These contracts have generated intellectual property owned by the Company in areas in which JMAR believes there are significant commercial applications.

Standard Products

The Company is having preliminary discussions with large commercial companies for the worldwide marketing, distribution and service of its BioSentry sensor for continuous, on line, real-time monitoring of both drinking and process water for the presence of microorganisms in municipal water supply systems and manufacturing processes. JMAR has placed a small number of units with commercial and government customers, including a beverage company, several water utility, municipal and federal agencies. Additional product development is necessary in order to fully take advantage of the potential markets for the BioSentry system. If JMAR is unsuccessful in the next several months in either selling significant units or obtaining the support of strategic marketing partners, it will restructure its support of the BioSentry business area.

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

Due to the support of our financial partner, Laurus Funds, JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a portable double pulse laser product. This project has been further expanded to include the integration of analytic components for system-level LIBS with laser-induced fluorescence (LIF) and Raman applications designed to detect and identify biological contaminants and chemicals used in explosives, metals, drugs, and other substances of critical national security interest. To maximize its resources for new product development, JMAR will continue to pursue government funding to support new product development efforts.

As JMAR seeks to add commercial revenues to our predominately government contract revenue base, we face a series of challenges, including technical and market risks and uncertainties associated with the development of new technologies and new products. Our product development efforts will require substantial continued investment by JMAR and we expect to face challenges in transitioning each of our new products from the proof of concept to commercial introduction and market acceptance.  See “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 for more information on the risks and uncertainties faced by JMAR.

Results of Operations

Revenues. Total revenues from continuing operations for the three months ended March 31, 2008 and 2007 were $183,353, and $143,232, respectively. Revenue breakdown by business segment is as follows:
	Three Months Ended (unaudited)
	March 31,	March 31,
	2008	2007
Research Division	$116,499	$100,714
Sensor Products Group	66,854	42,518
	$183,353	$143,232

The increase in revenues for the three months ended March 31, 2008 and 2007 was primarily attributable to a increase of commercial laser sales of $71,200 and an increase of Sensor Product Group sales of $24,336, offset with a $55,415 decrease of SBIR revenues.

Losses. The net loss for the three months ended March 31, 2008 and 2007 was $(13,041,316) and $(1,275,818), respectively. The loss from continuing operations for those same periods was $(13,041,316) and $(1,432,206), respectively, while the loss from operations for those same periods was $(1,555,233) and $(1,317,728), respectively. The increase in the net loss for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is principally due to a change in the fair value of derivative liability of $10,268,401 plus the increase in the amortization of debt discount of $960,282, an increase in the costs invested in product development (see further discussion below) of $190,806, an increase in cash interest expenses of $167,791 and an increase in general and administrative expenses, largely due to an increase in accounting fees of $153,100, offset by a reduction in impairments of long-lived assets of $125,000 and gain from discontinued operations of $156,388.

Gross Margins. Gross margins for the three months ended March 31, 2008 and 2007 were (6.7%) and 20.1%, respectively. The decrease in the gross margin for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily due to a loss in laser sales and to a lower margin in BioSentry commercial sales in 2008 as compared to 2007.

Selling, General and Administrative (SG&A). SG&A expenses for the three months ended March 31, 2008 and 2007 were $1,040,764 and $910,197, respectively. The increase in SG&A expenses for the three months ended March 31, 2008 relative to 2007 was primarily attributable to higher accounting  and recruitment fees of $153,100 and $85,541 offset by reductions in wages($ 35,784), deferred compensation expense ($23,736), transfer agent expense ($23,158), D&O insurance ($13,292), and consulting ($11,870) as  compared to 2007.

Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.

•
Customer-funded RD&E costs incurred, primarily related to the SBIR Contract, are included in “Costs of Revenues” and totaled $39,841 and $92,443 for the three months ended March 31, 2008 and 2007, respectively.

•	Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $502,106 and $311,300 for the three months ended March 31, 2008 and 2007, respectively.

Total RD&E expenditures for the three months ended March 31, 2008 and 2007 were $541,947 and $403,743, respectively. Total RD&E expenditures as a percentage of revenues were 296% and 282% for the three months ended March 31, 2008 and 2007, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining.

Discontinued Operations. The income from operations of discontinued operations was $0 and $156,388 for the three months ended March  31, 2008 and 2007, respectively. The income in the three months ended March 31, 2007, is related to the Vermont Operation which was discontinued as of September 30, 2007.

On November 7, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments and certain other facility operating costs of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 31, 2008. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

The Company has reflected the Vermont Operations and Microelectronics Division as discontinued operations for all periods included in this Form 10-Q.

Interest and Other Expense. Interest and other expense for the three months ended March 31, 2008 and 2007 was $1,263,293 and $133,008, respectively. Interest expense was higher for the three months ended March 31, 2008 compared to 2007 due to non-cash interest of $1,032,900, the utilization of the Company’s Working Capital Line and borrowings under the $750,000 and the $7.5 million Term Notes and the increase in the interest rate on the Working Capital Line. The amounts of $1,032,900 and $72,618 included in interest expense for the three months ended March  31, 2008 and 2007, respectively, are related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and the $750,000 and $7.5 million Term Notes described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.

Preferred Stock Dividends.  Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 are preferred stock dividends of $275,637 and $310,901, respectively. The amounts for the three months ended March 31, 2008 and 2007 represents $126,642 and $161,906, respectively, of preferred stock dividends paid or payable in cash and $148,995 and $148,995, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

Change in fair value of derivative liability The major factor in the increased loss for the three months ended March 31, 2008 compared to 2007 was the change in the derivative liability of $10,268,401. This was due to the effect of the increase in the stock price from $.04 to $0.12 per share during the quarter ended March 31, 2008.

Liquidity and Financial Condition

General. Cash and cash equivalents at March 31, 2008 and December 31, 2007 were $106,599 and $174,879, respectively. In the three months ended March 31, 2008, we funded our operations primarily from borrowings under the working capital line and term notes. The decrease in cash and cash equivalents during the three months ended March 31, 2008 of $68,280 resulted from many factors. Cash used in operations of $914,975 largely related to operating losses, net of non-cash items of $1,545,929, an increase in accounts receivable of $121,255 and payment of preferred dividends of $136,669. This was offset by a decrease in restricted cash of $930,031,  a reduction of net assets of discontinued operations of $468,873, an increase in accounts payable and accrued liabilities of $121,132 and $146,140, respectively, proceeds from the issuance of common stock of $84,360 and a decrease in inventories of $13,327.

Working capital (deficit) as of March 31, 2008 and December 31, 2007 was $(17,408,006) and $(6,384,787), respectively. The $11,023,219 decrease in working capital is primarily due to the $10,268,401 increase in the Company’s derivative liabilities. This liability will not require payment in cash.

Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) preferred stock dividends and 4) other working capital needs. We believe that with the financing provided by the $7.5 million Term Note the Company has, subject to periodic reviews with Laurus, adequate resources to fund its operations through September 30, 2008. The Company will require drawdowns under the $7.5 million Term Note to continue the marketing and development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the $7.5 million Term Note, due to Laurus’ requirement to approve every drawdown.  Depending on market conditions and other considerations, we intend to continue to pursue opportunities to raise additional funds in the future. In addition, the Company is actively discussing arrangements with substantially larger companies to market, distribute and service its BioSentry products. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in Note 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Part II - Item 1A below.

Sales of Common Stock.

None.

Issuances of Preferred Stock.

None.

Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for March 31, 2008 and 2007 are preferred stock dividends of $275,637, and $310,901, respectively. The amount for the three months ended March  31, 2008 and 2007 represents $126,642, and $161,906, respectively, of preferred stock dividends paid or payable in cash and $148,995 and $148,995, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

Working Capital Line. In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus. The term of the Working Capital Line expired on March 21, 2006 and was replaced by a new line of credit facility.

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

The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent (7.25% as of March 31, 2008). The 2006 Working Capital Line terminates on August 31, 2009. As of March 31, 2008, there was $649,911 outstanding under the 2006 Working Capital Line, including a $500,000 Over Advance.

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

Term Notes On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (the “$750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock.  The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest  was due in March 2008 (changed to August 31, 2009 with the Omnibus Amendment related to the September 2007 SPA  –see below), 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however,  Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. As of December 31, 2007, $750,000 was outstanding pursuant to the $750,000 Note, at an interest rate of 9.25%. For derivative liability arising out of warrants attached to the $750,000 Note, see Note 8 — Derivative Liability – Warrants Attached to Debt. In connection with the $750,000 Note, the Company agreed to issue 461,539 shares of restricted common stock in payment of a fee to Midtown Partners & Co., LLC (“Midtown”) and issued those shares in the third quarter of 2007.

On September 12, 2007, the Company entered into a Securities Purchase Agreement with Laurus (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007. Pursuant to the September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note ("the $7.5 million Term Note") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock. The maturity date of the $7.5 million Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7.5 million Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7.5 million Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899.39 of the proceeds of the $7.5 million Term Note were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus Capital Management, LLC, was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

The September 2007 Warrants have an exercise price of $0.01 per share and a term of ten years. In no event may the September 2007 Warrants be exercised for in excess of the number of shares which would cause the total number of issued and outstanding shares of the Company’s Common Stock plus the number of shares of Common Stock reserved for issuance under all outstanding options, warrants (including the September 2007 Warrants) and preferred stock to exceed the number of the Company’s authorized shares of Common Stock. Pursuant to the September 2007 SPA, the Company agreed that on or before March 5, 2008 it would seek and have obtained shareholder approval to have amended its certificate of incorporation to increase its authorized Common Stock to no less than 300,000,000 shares. A failure to increase the Company’s authorized shares to at least 300,000,000 shares on or before such date would have constituted an event of default under the $7.5 million Term Note. On February 20, 2008, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock to 380,000,000 shares.

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

Pursuant to the September 2007 SPA, the Company also agreed that by mid-October 2007 it would discontinue all business operations at its Burlington Vermont location ("Vermont Operations") and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

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

Cash Used in Operations. Cash used in operating activities was $444,818 higher in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, principally due to a greater loss from operating activities of ($625,627) and a relatively higher use of cash for working capital items of ($203,822) in the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This was offset by the relative increase in the change of $384,631 in net assets and liabilities of discontinued operations.

Cash Used in Investing Activities. In the three months ended March 31, 2008, cash used in investing activities was $31,027 compared to a use of $7,392 in the three months ended March 31, 2007.

Cash Provided by (Used in) Financing Activities. In the three months ended March 31, 2008, cash provided by financing activities was $877,722 compared to $(63,403) in the three months ended March 31, 2007, principally due to the release of restricted cash of $930,031 to the Company by Laurus. Net repayments of borrowings were $0 and $447,585 in three months ended March 31, 2008 and 2007, respectively. Net proceeds from the sale of common stock were $84,360 and $384,182 in the three months ended March 31, 2008 and 2007, respectively.

Commitments

a. Leases
The Company leases its office facilities under various operating leases expiring through October, 2012. Minimum future rental payments for non-cancelable leases as of March 31, 2008, are as follows (2008 is for nine months) (unaudited):

Year Ending December 31,
20 2008	$261,691
20 2009	360,572
2 2010	374,790
201 2011	389,576
20 2012	335,678
Th Thereafter	—
$1,722,307

Related rent expense was $72,492 and $72,492 for the three months ended March 31, 2008 and 2007, respectively.

b. Deferred Compensation

Pursuant to a 2002 employment agreement with a former executive, the Company recorded a discounted liability for deferred compensation. The unamortized amount included in notes payable and other long-term liabilities on the accompanying Balance Sheet at March 31, 2008 is $139,216.

Included in “Selling, general and administrative” in the accompanying Statement of Operations is $6,892 and $30,628 for the three months ended March 31, 2008 and 2007, respectively, for the amortization of the discounts recorded against the deferred compensation obligations. Total deferred compensation obligations for 2008 (remaining nine months) and 2009 (the termination of the obligation) are $95,000 and $70,000, respectively. The Company has accounted for this individual deferred compensation arrangement in accordance with Accounting Principles Board (APB) Nos. 12 and 21.

Preferred Stock Redemption Obligations

Excluded from the above table are redemption obligations under Series G, I and J Preferred Stock. If not previously converted, the Series Series G, I and J Preferred Stock must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	March 31, 2008	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

Working Capital Line

The terms of the 2006 Working Capital Line are described in “Liquidity” above.  As of March 31, 2008, $649,911 was outstanding under the 2006 Working Capital Line.

$750,000 Note

The terms of the $750,000 Note are described in “Liquidity” above.  As of March 31, 2008, $750,000 was outstanding pursuant to the $750,000 Note.

$7.5 million Term Note

The terms of $7.5 million Term Note are described in “Liquidity” above.  As of March 31, 2008, $7,500,000 was outstanding pursuant to the $7.5 million Term Note.

Net Operating Loss Carryforward

At December 31, 2007, we had federal net operating loss (NOL) carry-forwards of approximately $60 million. These NOLs expire incrementally through 2027.  Realization of future tax benefits from utilization of our net operating loss carry-forwards for income tax purposes is limited by changes in ownership in 1990, 1992 and 1993. Of the above net operating loss carryforwards, annual limitations of approximately $658,000 apply to approximately $2.5 million of Company and acquired company loss carryforwards. Approximately $57.7 million of the net operating loss carryforwards are not subject to annual limitations. Due to our taxable losses, we have been unable to take advantage of the benefits of these NOLs. The realization of the benefits of these NOLs is dependent upon our recognition of taxable income in the future prior to the expiration of the NOLs.

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

Revenues

For the three months ended March 31, 2008 and 2007, approximately 25% and 70%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product sales, and field service revenues from Biosentry. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred. Estimated losses are fully charged to operations when identified. Product revenues are recognized upon the later of when the product is shipped or when additional contractual requirements related to the sale are completed.

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

Allowances for Doubtful Accounts

JMAR maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of JMAR’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management reviews delinquent accounts at least quarterly to identify potential doubtful accounts, and together with customer follow-up, estimates the amounts of potential losses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowings under our $7.5 million Term Note and Preferred Stock, both of which bear interest and dividends, respectively, based on the prime rate. As of March 31, 2008, we had $7,500,000, $750,000 and $649,911 outstanding under our $7.5 million and $750,000 Term Notes and the 2006 Working Capital Line, respectively, and $7,684,251 of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease in interest and dividends, net of money market interest, of approximately $165,000 on an annual basis.

Item 4. Controls and Procedures.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing our Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by the report.

Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the quarter ended March 31, 2008, we identified material weaknesses in our internal control over financial reporting. A material weakness is “a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of this material weakness, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2008, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors described below, see “Risk Factors” in Part I, Item 1A of our Form 10-K for the year ended December 31, 2007 for a description of other risk factors relevant to the Company’s business and investment in the Company’s securities.

Our cash requirements are significant and the failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.

Our cash requirements have been and will continue to be significant. Our net cash used from continuing operations for the three months ended March 31, 2008 and for the years ended December 31, 2007 and 2006 was $(1,383,848), $(2,600,442) and $(12,440,650), respectively. These negative cash flows are primarily related to operating losses, and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2008 and the Company will require additional borrowings under its $7.5million Term Note for working capital requirements through 2008 and to continue the development of some of our emerging new products. Although we have been able to draw down under the $7.5 million Term Note there is no assurance that Laurus will continue to release funds beyond September 30, 2008.  Although the Company has been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise additional funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.

Our continuing decline in revenues and our net and operating losses are significant and could have an adverse impact on our stock price.

Our revenues, exclusive of discontinued operations, for the three months ended March 31, 2008 and for the years ended December 31, 2007 and 2006 were $183,353, $869,662 and $1,998,183, respectively. Our net loss for the three months ended March 31, 2008 and for the years ended December 31, 2007 and 2006 was $13,041,316, $1,623,906 and $13,106,681, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal controls are processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected in a timely manner.

Material weaknesses in our internal control over financial reporting and in our disclosure controls existed as of December 31, 2007 and continue to exist as of March 31, 2008 with regard to 1) lack of segregation of duties; 2) lack of timely completion of financial control and reporting and 3) lack of formal internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff, and has taken recent actions to increase its accounting staff; however, the relatively small size of the Company’s accounting staff may prevent adequate controls in the future such as segregation of duties due to the cost/benefit of such remediation. See “Item 4 — Controls and Procedures” for a more complete description of this material weakness.

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

As of March 31, 2008, there were 134,529,749 shares of common stock subject to issuance upon exercise of outstanding options and warrants. In addition, as of March 31, 2008, our Series G, I and J Preferred Stock is convertible into a total of 20,065,472 shares of Common Stock at conversion prices ranging from $0.1022 to 2.00 per share, subject to a contractual limitation on total beneficial ownership by Laurus of 9.99% of our Common Stock.

These issuances will result in substantial dilution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) (i)
On January 19, 2008, the Company’s Board of Directors approved the grant of a total of 100,000 shares of the Company’s Common Stock to James B. McCarthy as part of his election to the Board of Directors.

(a) (ii)
On February 22, 2008, the Company’s Board of Directors approved the grant of a total of 8,150,000 shares of the Company’s Common Stock as part of a broad-based grant of shares of stock to substantially all of JMAR's employees and its directors under the 2006 Equity Incentive Plan. The following executive officers and directors were awarded the following number of shares:  Directors: Charles A. Dickinson (1,200,000 shares), J. Paul Gilman (450,000 shares), Richard J. Naughton (250,000 shares) and James B. McCarthy (250,000 shares). Executive Officers: C. Neil Beer (2,000,000 shares) and Edward C. Hall (400,000 shares).  These shares are restricted shares which vest 50% on February 22, 2009 and 50% on February 22, 2010 and are subject to forfeiture if the employee's employment terminates before February 22, 2010.

On February 29, 2008, the Board of Directors approved the sale of a total of 2,000,000 shares of the Company’s Common Stock to Charles A. Dickinson, the Company’s Chairman of the Board of Directors for a total purchase price of $100,000 and approved the grant of a total of 100,000 shares of the Company’s Common Stock to David G.Wessing, the Company’s COO.

          All of the foregoing transactions were exempt under Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

In a Special Meeting of Shareholders held on February 22, 2008, JMAR’s CFO reported that the Company’s stock transfer agent Computershare Investor Services provided a report that shareholders had approved as of February 20, 2008 an amendment to the Company’s Amended Articles of Incorporation to increase the authorized shares of the Company’s common stock from 80,000,000 to 380,000,000 shares.  The results were 33,918,603 affirmative votes, 8,106,505 negative votes and 780,327 abstaining votes.

 Item 6. Exhibits.

Exhibit 3.1
Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 8, 2005 (Incorporated by reference to Exhibit 3.8 filed with the Company’s Form 8-K filed December 13, 2005.)

Exhibit 3.2
Bylaws and amendments thereto (Incorporated by reference to the exhibit filed with the Company’s Registration Statement on Form S-1 (No. 33-32446) filed on December 5, 1989 and amended on January 30, 1990, March 30, 1990 and April 23, 1990, which Registration Statement became effective May 11, 1990.)

Exhibit 3.3	Amendment to Bylaws adopted June 25, 2000 (Incorporated by reference to Exhibit 10.2 filed with the Company’s Form 10-Q for the quarter ended June 30, 2000.)

Exhibit 3.4	Amendment of the Certificate of Incorporation approved by shareholders as of February 20, 2008 to increase the authorized shares of the Company’s common stock from 80,000,000 to 380,000,000.

Exhibit 10.1	Summary of the principal terms of the Development Manufacturing Agreement dated February 1, 2008, between the Company and D&K Engineering, Inc. for the BioSentry Water Monitoring System.

Exhibit 10.2 (+)	Employment Letter between of David G. Wessing and the Company, dated as of February 7, 2008.

Exhibit 10.3	Amendment to JMAR Technologies, Inc. 2006 Equity Incentive Plan to increase the authorized shares from 2,000,000 to 20,000,000 shares.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

_________________
(+) These contracts are management compensation contracts required to be separately identified pursuant to Item 15 (a) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.
May 15, 2008	By:	/s/ C. Neil Beer
C. Neil Beer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2008	By:	/s/ Edward C. Hall
Edward C. Hall, Chief Financial Officer