Form 10-Q
period 2008-06-30
JMAR TECHNOLOGIES INC
filed 2008-08-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2008

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
Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (June 30, 2008).
Common Stock, $.01 par value: 57,132,144 shares

INDEX

(
		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets — June 30, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited) — Three and Six months ended June 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited) — Six months ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	N/A

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	N/A

Item 6.	Exhibits	24

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

ASSETS	June 30, 2008	December 31, 2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$22,925	$174,879
Accounts receivable	20,621	44,544
Unbilled receivables	17,249	21,180
Inventories, net	411,975	308,029
Net current assets of discontinuted operations	-	479,342
Prepaid expenses and other	117,543	160,610
Total current assets	590,313	1,188,584
Property and equipment, net	561,023	683,249
Intangible assets, net	1,674,318	1,641,913
Restricted cash	1,699,923	4,251,252
Other assets	218,810	217,302

TOTAL ASSETS	$4,744,387	$7,982,300
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$418,116	$534,586
Accrued liabilities	708,255	427,600
Accrued payroll and related costs	194,544	218,562
Working capital line of credit, net	551,085	508,725
Current portion of notes payable and other liabilities, net	153,771	103,375
Net current liabilities of discontinued operations	704,333	708,716
Deferred rent	49,429	49,429
Derivative liabilities	28,057,206	5,022,378
Total current liabilities	30,836,739	7,573,371

Term notes, net of debt discounts	3,528,648	1,505,208
Notes payable and other long-term liabilities, net of current portion	165,012	250,887
Notes payable and other long-term liabilities of discontinued
operations, net of current portion	89,209	89,209
Total liabilities	34,619,608	9,418,675
Redeemable convertible preferred stock: 738,329 shares
issued and outstanding at June 30, 2008 and
738,329 at December 31, 2007, net of unamortized discount of
$1,411,618 and $1,709,606, respectively.	6,272,634	5,974,644
Commitments and contingencies
Stockholders' equity deficit:
Preferred stock: $.01 par value; 5,000,000 shares authorized;
738,329 shares issued and outstanding at June 30, 2008
and 738,329 at December 31, 2007 included in redeemable
convertible preferred stock above.
Common stock: $.01 par value; 380,000,000 shares authorized;
57,132,144 shares issued and outstanding at June 30,
2008, and 53,839,559 shares issued and outstanding at
December 31, 2007.	571,323	538,395
Additional paid-in-capital	85,220,362	85,191,382
Committed common stock	3,131	-
Accumulated deficit	(121,942,671)	(93,140,796)
Total stockholders' deficit	(36,147,855)	(7,411,019)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,744,387	$7,982,300

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues	$29,608	$196,564	$212,961	$339,796
Costs of revenues	24,861	111,875	220,577	226,338
Gross profit (loss)	4,747	84,689	(7,616)	113,458
Operating expenses:
Selling, general and administrative	1,088,080	896,668	2,128,844	1,806,865
Research and development	442,484	104,878	944,590	416,178
Impairment of long-lived assets	-	117	-	125,117
Total operating expenses	1,530,564	1,001,663	3,073,434	2,348,160
Operating loss from continuing operations	(1,525,817)	(916,974)	(3,081,050)	(2,234,702)
Interest and other income	15,741	30,014	61,352	48,544
Interest and other expense	(1,255,260)	(1,314,732)	(2,518,553)	(1,447,740)
Change in fair value of derivative liability	(12,464,004)	683,797	(22,732,405)	683,797
Other income	-	530,459	-	530,459
Loss from continuing operations	(15,229,340)	(987,436)	(28,270,656)	(2,419,642)
Income from discontinued operations	-	528,994	-	685,382
Net loss	(15,229,340)	(458,442)	(28,270,656)	(1,734,260)
Deemed preferred stock dividends	(255,582)	(515,482)	(531,219)	(826,383)
Loss applicable to common stock	$(15,484,922)	(973,924)	$(28,801,875)	$(2,560,643)

Loss per share from continuing operations	$(0.28)	$(0.03)	$(0.53)	$(0.08)
Gain per share from discontinued operations	-	0.01	-	0.02

Basic and diluted loss per share applicable to
common stock	$(0.28)	$(0.02)	$(0.53)	$(0.06)

Shares used in computation of basic and
diluted loss per share	55,592,892	43,439,061	54,287,372	42,179,577

Notes to these consolidated financial statements are an integral part of these consolidated statements

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities
Net Loss	$(28,270,656)	$(1,734,260)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,590	150,209
Change in fair value of derivative liability	22,732,405	(683,797)
Amortization of debt discount and beneficial conversion feature	2,065,800	1,236,810
Stock based compensation expense	42,783	85,248
Services received in exchange for common stock	237,188	140,815
Services received in exchange for committed common stock	3,131	71,800
Impairment of long lived assets	-	125,117
(Increase) decrease in:
Accounts receivable and unbilled receivables	27,855	276,681
Inventories	(103,947)	(76,666)
Prepaid expenses and other	41,558	44,502
Accounts payable	(116,470)	377,598
Accrued liabilities	266,665	(73,631)
Unearned revenue	-	(156,030)
Deferred compensation	(10,765)	(50,623)
Deferred rent	(24,715)	(24,714)
Net cash used from continuing operations	(2,977,578)	(290,941)
Changes in net assets and liabilities of discontinued operations	474,959	(418,542)
Net cash used in operating activities	(2,502,619)	(709,483)

Cash flows from investing activities:
Purchase of property and equipment	(8,858)	-
Proceeds from the disposition of property and equipment	2,548	8,292
Purchases of intangible assets from continuing operations	(35,459)	(39,917)
Payments received on notes receivable	-	11,687
Net cash provided by (used in) investing activities	(41,769)	(19,938)

Cash flows from financing activities:
Net (repayments) on term notes and line of credit	—	11,333
Net proceeds from the issuance of common stock	84,360	384,182
Decrease in restricted cash	2,551,329	—
Cash payment of preferred stock dividends	(243,255)	(270,244)
Net cash provided by (used in) financing activities	2,392,434	125,271

Net (decrease) in cash and cash equivalents	(151,954)	(604,150)
Cash and cash equivalents, beginning of period	174,879	686,832
Cash and cash equivalents, end of period	$22,925	$82,682
Cash paid for interest	448,058	128,192
Supplemental Disclosure of Non Cash Investing and Financing Activities:
The six months ended June 30, 2008:
Deemed preferred stock dividends	297,990
Warrant issued to IRI	302,423
The six months ended June 30, 2007:
Repayment of deferred compensation proceeds from cash surrender value of life insurance		123,459
Company converted previously existing series G & I Preferred Stock into 3,500,000 shares
of common stock in the current quarter. (See footnote 9)		373,892
In conjunction with the exchange of preferred stock to common stock, the Company		206,108
recognized the excess fair value of the common stock over the carrying amount of the preferred stock as a deemed dividend. (See footnote 9)
Deemed preferred stock dividends		350,035
Issuance of Series J Preferred Stock (see footnote 9)		408,800
Establishment of derivative liability in conjunction with the issuance of Series J Preferred
Stock (see footnote 8)		1,244,530

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

JMAR Technologies, Inc. is a late-stage technology company with expertise in the development and commercialization of custom lasers and laser-based detection technologies for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research in developing a portfolio of products with market applications in high interest areas such as defense, homeland security, hazardous materials and contaminant detection, while continuing to carry out research and development. JMAR’s current product lines consist of  the  BioSentry® system, an on-line real-time monitoring system for detecting and classifying harmful microorganisms in water, and the BriteLight™ laser, a stand-alone laser product as well as the light source for x-ray microscopy,

JMAR’s continued pursuit of cutting-edge products includes our ongoing program funded by the Army Research Laboratory (ARL) for the development and demonstration of a double pulse (DP) plasma laser. The exceptional beam quality realized in this product will enable the use of stand-off laser-induced breakdown spectroscopy (LIBS) in applications requiring the identification of foreign substances on an object. The light emissions resulting from the plasma generated on the targeted object are analyzed by an optical spectrometer which provides the identification of trace substances such as explosives, metals and drugs. The DP laser technology is based on the continued evolution of JMAR’s patented BriteLight™ laser.

Because of the national priority assigned to such critical security needs and the funding support of Laurus Capital Management, LLC (“Laurus”), JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a man-portable “shoebox size” double pulse laser product. This project is being expanded to include the integration of analytic components for system-level LIBS, such as laser-induced fluorescence (LIF) and Raman applications. Laurus currently owns 9.9% of JMAR common stock, limited to that percentage by written agreement, and a substantial position in JMAR warrants resulting from an equity requirement of the $7.5 million financing received last September.

“BioSentry®” is a registered trademark and “BriteLightTM ” is a trademark for which JMAR has common law rights. The Company has adopted a tag line for use with its logo on presentation materials, “Advanced Laser & Sensing Solutions”.

JMAR was incorporated in the state of Delaware in 1987.

The accompanying consolidated financial statements as of and for the three months and six months ended June 30, 2008 and 2007 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. Amounts related to disclosures of December 31, 2007 balances within these interim statements were derived from that Form 10-K. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $28,270,656, $1,623,906 and $13,106,681 for the six months ended June 30, 2008 and for the years ended December 31, 2007 and 2006, respectively, and losses are expected for the foreseeable future. Our revenues from continuing operations declined to $212,961 from $339,796 for the six months ended June 30, 2008 and 2007, respectively. We had negative operating cash flow from operations for the six months ended June 30, 2008 and for the years ended December 31, 2007 and 2006 of $2,502,619, $3,682,771 and $6,019,946, respectively.  Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) interest and preferred stock dividends and 5) other working capital needs. We believe that with the financing provided by the $7.5 million Term Note, subject to periodic reviews with Laurus, JMAR has adequate resources to fund its operations through late September, 2008. Based on discussions with Laurus, the Company anticipates receiving additional financing for a significant period beyond September 2008.

The Company will require drawdowns through this period under the $7.5 million Term Note to continue the marketing and development of emerging new products and for working capital requirements. There are no assurances that funds will be available under the $7.5 million Term Note, due to Laurus’ requirement to approve every drawdown.  The Company is continuing to pursue other opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in “Risk Factors - Item 1A.

Management believes that the Company’s losses in recent years have resulted from a combination of insufficient contract revenue generated earnings to support the Company’s new product development and commercialization work, the lead time necessary to begin generating significant revenue from those new products, and the substantial administrative cost of being a public company. There can be no assurance that the Company’s revenues will grow or that the Company will successfully implement its plans. Additionally, there can be no assurance that additional suitable financing will be available on acceptable terms, on a timely basis, or at all.

(2)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities – Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principles. FAS 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

In May 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not expect adoption of SFAS 162 to have a material impact on the Company’s financial statements.

(3)	Stock-Based Compensation Plans

The Company has six stock — based compensation plans, the 2006 Equity Incentive Plan (2006 Plan), the 1991 Stock Option Plan (1991 Plan), the 1999 Stock Option Plan (1999 Plan), the Management Anti-Dilution Plan (Anti-Dilution Plan) and two incentive plans which provided for the issuance of options to Research Division employees (Research Division Plans). The 2006 Plan and the 1999 Plan were shareholder-approved and are the only plans of the six stock plans from which additional options may be granted.  On June 25, 2007, the Board of Directors unanimously approved an increase in the authorized shares of the 2006 Plan to 20,000,000 shares, subject to a shareholder-approved increase in authorized shares of the Company. On February 20, 2008, shareholders approved an increase in the Company’s authorized shares to 380,000,000 shares. The 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual. Prior to January 1, 2006, the Company accounted for these plans under APB Opinion No. 25, using the intrinsic value method, under which no compensation cost has been recognized for issuance to employees.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective transition method.

Included in the Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 are compensation charges as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Compensation	$23,319	$35,709	$42,783	$85,248
Selling, general, & administrative	22,738	33,521	40,460	78,981
Research and development	$581	$2,188	$2,323	$6,267

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the Consolidated Statements of Operations.

The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2008 and 2007 was $.0, $0.10, $0.11 and $0.11, respectively. There were no options exercised in the three and six month periods ended June 30, 2008. The unrecognized stock based compensation expense for the six months ended June 30, 2008 and 2007 is $128,311, and $190,843 with a weighted average remaining vesting period of 1.36 and .92 years, respectively.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during 2008: risk-free interest rate of 1.84 percent in 2008 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years based upon the historical life of options. For grants in 2008, the expected volatility used was 199 percent, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2008 were 2.7 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.

A summary of option activity under all of the above plans as of June 30, 2008 and 2007, and changes during the six months then ended is presented in the table below (unaudited):

	2008				2007
			Wtd. Avg.				Wtd. Avg.
		Wtd. Avg.	Remaining	Aggregate		Wtd. Avg.	Remaining	Aggregate
		Exercise	Contractual	Intrinsic		Exercise	Contractual	Intrinsic
	Shares	Price	Life (yrs)	Value	Shares	Price	Life (yrs)	Value
Outstanding at beginning of period	1,382,714	$2.25	3.8	$—	2,329,054	$2.71	6.5	$—
Granted	1,000,000	$0.10	9.7	—	50,000	0.22	—	—
Exercised	—	—	—	—	—	—	—	—
Forfeited	(198,044)	$2.55	2.5	—	(1,370,552)	2.90	—	—
Outstanding at end of period	2,184,670	$1.24	6.3	—	1,008,502	1.42	6.7	—
Vested and Expected to Vest	2,179,670	$1.24	6.3	—	990,673	1.44	3.9	—
Exercisable at end of period	1,064,670	$2.37	3.0	$—	621,833	$1.82	6.2	$—

A summary of the options outstanding as of June 30, 2008, the range of exercise prices, the weighted-average exercise price, the weighted-average remaining contractual life, the amount of options currently exercisable and the weighted-average exercise price of options currently exercisable is as follows:

		Options Outstanding		Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding at 6/30/08	Contractual Life	Exercise Price	Exercisable at 6/30/08	Exercise Price
$0.10 to $0.87	1,334,833	9.2 Years	$0.26	214,833	$0.72
$1.21 to $1.75	231,667	4.8 Years	1.49	231,667	1.49
$1.94 to $2.43	90,750	2.0 Years	2.12	90,750	2.12
$3.00 to $3.83	447,420	0.3 Years	3.13	447,420	3.13
$4.56 to $6.50	80,000	0.5 Years	5.29	80,000	5.29
	2,184,670			1,064,670

A summary of the status of the Company’s non-vested options at June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

	Shares	Grant-date fair value
Non-vested at December 31, 2007	236,679	$1.10
Granted	1,000,000	$0.10
Vested	(116,679)	$0.81
Forfeited	—	$—
Non-vested at June 30, 2008	1,120,000	$0.24

(4)	Accounts Receivable

At June 30, 2008 and December 31, 2007, accounts receivable consisted of the following:
	June 30, 2008 (unaudited)	December 31, 2007

Billed	$20,621	$44,544
Unbilled	17,249	21,180
	37,870	65,724
Less-allowance for doubtful accounts	--	--
	$37,870	$65,724

All unbilled receivables at June 30, 2008 are expected to be billed and collected within one year. The unbilled receivables at June 30, 2008 relate to the normal billing cycle and timing of billings. In addition, included in Other assets on the accompanying Consolidated Balance Sheet are withheld fees, $166,977 of which are from the Company’s contract from the U.S. Defense Advanced Research Projects Agency (DARPA) and $25,811 from the Company’s Small Business Innovation Research (SBIR) contract, both of which it expects to receive upon completion of the contracts and final audit from the U.S. Defense Contracting Audit Agency (DCAA).

(5)	Inventories

Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At June 30, 2008 and December 31, 2007, inventories consisted of the following:

	June 30, 2008 (unaudited)	December 31, 2007

Raw materials, components and sub-assemblies	$135,025	$55,494
Work-in-process	148,040	85,486
Finished goods	149,033	177,110
	432,098	318,090
Less-reserve for excess and obsolete inventory	(20,123)	(10,061)
	$411,975	$308,029

As of June 30, 2008 the Company had three BioSentry units off site that are being used on a test basis.

(6)	Property and Equipment

At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	June 30, 2008 (unaudited)	December 31, 2007
Equipment and machinery	$594,940	$588,748
Software	329,921	329,291
Furniture and fixtures	197,859	198,372
Leasehold improvements	607,767	607,767
	1,730,487	1,724,178
Less-accumulated depreciation	(1,169,464)	(1,040,929)
	$561,023	$683,249

Included in leasehold improvements is $346,000 of gross proceeds for lease incentives the Company received from its landlord. These lease incentives were recorded as deferred rent to be amortized on a straight-line basis to rent expense over the life of the lease. Of the net remaining deferred rent of $214,190, $164,761 is included in “notes payable and other long-term liabilities” and the balance of $49,429 is included in “deferred rent” in current liabilities on the accompanying Consolidated Balance Sheet.

(7)	Segment Information

Business Segments

JMAR conducts its operations in two business segments; the Research Division and the Sensor Products Group.

Research Division

The Research Division carries out research and development involving JMAR’s patented high brightness, short pulse, diode pumped solid state lasers and laser-produced plasma (LPP) technology.

Sensor Products Group

This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, beverage industries, highly visible buildings such as government embassies, pharmaceutical companies, municipal and private water utilities and the rapidly growing number of water amusement parks.

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

Segment information for the three and six months ended June 30, 2008 and 2007 is as follows (excluding discontinued operations) (unaudited):

	Research	Sensor Products
	Division	Group	Corporate	Total
6 months ended June 30, 2008:
Revenue	$138,434	$74,527	$-	$212,961
Asset writedowns and special items	-	-	-	-
Operating income (loss)	(1,710,502)	(1,186,071)	(184,477)	(3,081,050)
Total assets	752,444	1,650,918	2,341,025	4,744,387
Capital expenditures	3,833	-	5,025	8,858
Depreciation and amortization	34,110	6,389	91,091	131,590

3 months ended June 30, 2008:
Revenue	$21,935	$7,673	$-	$29,608
Asset writedowns and special items	-	-	-	-
Operating income (loss)	(879,302)	(551,858)	(94,657)	(1,525,817)
Capital expenditures	1,714	-	2,990	4,704
Depreciation and amortization	17,092	1,887	46,720	65,699

6 months ended June 30, 2007:
Revenue	$207,849	$131,947	$-	$339,796
Asset writedowns and special items	(117)	(125,000)	-	(125,117)
Operating income (loss)	(424,540)	(1,001,013)	(809,149)	(2,234,702)
Total assets	922,159	1,647,505	1,762,471	4,332,135
Capital expenditures	-	-	-	-
Depreciation and amortization	38,315	15,862	96,032	150,209

3 months ended June 30, 2007:
Revenue	$107,135	$89,429	$-	$196,564
Asset writedowns and special items	(117)	-	-	(117)
Operating income (loss)	(121,203)	(339,224)	(456,547)	(916,974)
Capital expenditures	-	-	-	-
Depreciation and amortization	18,264	5,103	47,758	71,125

Sales to the United States Government totaled $ 20,234, $87,635, $65,534 and $188,349 for the three and six months ended June 30, 2008 and 2007, respectively.

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

The following defines our derivatives:

Warrants Attached to Debt

As of June 30, 2008, the 5,209,561 warrants, net of 2,388,189 warrants exercised on August 31, 2007, and 119,000,000 warrants issued in conjunction with the $750,000 Note and the $7.5 million Term Note payable to Laurus, respectively, are being accounted for as a liability pursuant to the provisions of SFAS No. 133 and EITF No. 00-19. The Company granted the warrant holders certain registration rights. In accordance with SFAS No. 133, the warrants are valued at each reporting period. Changes in fair value are recorded as an adjustment to fair value of derivative liability in the statement of operations. The outstanding warrants were fair valued on April 13, 2007 and September 11, 2007 and determined to have a fair value of $1,747,481 and $13,090,000 respectively. In accordance with SFAS No. 133, the Company revalued the warrants on June 30, 2008 and as a result of the revaluation, the Company recorded a change in fair value of derivative liability of $11,178,860 and $21,115,625 for the three and six months ended June 30, 2008 in the consolidated statement of operations.

The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 3.99% based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 8.75 and 9.17 years; and expected volatility of 107% and 106%. The volatility is based on JMAR’s historical stock prices for the past 8.75 and 9.17 years, consistent with the expected life of the warrants.

Conversion Feature Derivatives

Pursuant to an agreement committed to on June 28, 2007, but entered into on July 5, 2007, which provides for the issuance from time to time of new shares of Series J Preferred Stock, a portion of the outstanding shares of Series G and Series I Preferred Stock will be amended with each sale and issuance of Series J Preferred Stock, as follows: A stated amount of Series G and I Preferred Stock equal to 200% of the stated amount of the Series J Preferred Stock that is issued will be amended to reduce its conversion price to a price equal to the average of the volume weighted average price for the five trading days prior to the issuance of the new Series J shares. Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability for the maximum number of common shares eligible for exchange. The shares were determined to have a fair value of $173,600 based on the market price of the shares on the date of the transaction.  In accordance with SFAS No. 133, the Company revalued the shares on June 30, 2008; as a result of the revaluation, there was a change of $720,000 in the fair value of the derivative liability.

Warrants Issued to Non-employee

As the result of the award of 2,400,000 warrants to the Company’s investor relations consulting firm on March 24, 2008, the Company classified these warrants as warrant derivatives pursuant to SFAS No. 133 and EITF No. 00-19. Accordingly the Company recorded a derivative liability of $302,423 on June 28, 2008 for the maximum number of common shares eligible for exchange.

 The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 2.63% based on estimated yields of 3 year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 1.75 years; and expected volatility of 138%. The volatility is based on JMAR’s historical stock prices for the past 1.75 years, consistent with the expected remaining life of the warrants

As part of the transaction entered into on June 28, 2007 the Company was required to revise the accounting treatment of previously and subsequently issued warrants to non-employees as warrant derivatives..  Pursuant to SFAS No. 133 and EITF No. 00-19, the Company recorded a derivative liability of $318,870 for the maximum number of common shares eligible for exchange, valued based on the Black Scholes model on June 28, 2007, for 7,728,528 shares issuable under previously issued warrants. In accordance with SFAS No. 133, the Company revalued the shares on June 30, 2008 and as a result of this revaluation, there was a change of $472,894 in the fair value of the derivative liability.

The warrants were valued based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 2.91% based on estimated yields of 3 year U.S. Treasury Securities; expected dividend yield of 0 percent; expected average life of 2.99 years; and expected volatility of 120%. The volatility is based on JMAR’s historical stock prices for the past 2.99 years, consistent with the expected remaining life of the warrants.

(9)	Equity Transactions

a. Laurus Preferred Stock and Warrants

If not previously converted, the Series G, I and J Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	June 30, 2008	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

In connection with all of the above financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 127,048,956 shares of common stock at prices ranging from $.01 to $5.00. As of June 30, 2008 all of the preferred stock and warrants held by Laurus are convertible or exercisable into approximately 147.1 million shares.

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

Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 are preferred stock dividends of $531,219, and $826,383, respectively. These amounts for the six months ended June 30, 2008 and 2007 consist of two elements: 1) $233,229, and $322,285, respectively, of preferred stock dividends paid or payable in cash and 2) $297,990 and $504,098, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

(10)	Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. For the three and six months ended June 30, 2008 and 2007, the denominator in the diluted loss per share computation was the same as the denominator for basic loss per share due to antidilutive effects of the Company’s warrants, stock options, convertible debt and convertible preferred stock. At June 30, 2008 and 2007 the Company had shares issuable under outstanding warrants, stock options and convertible preferred stock of 156,956,844 and 43,113,407, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses.

(11)	Discontinued Operations

The income from operations of discontinued operations of $0, $0, $ 528,994 and $685,382 for the three and six months ended June 30, 2008 and 2007, respectively, is related to the closure of the Vermont Operations as of September 30, 2007. On November 7, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments and certain other facility operating costs of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 30, 2008. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

At June 30, 2008 and December 31, 2007, net assets and liabilities of the discontinued operations consisted of the following:

	June 30, 2008 (unaudited)	December 31, 2007
Current Assets:
Cash	$—	$178
Accounts receivable	—	479,164
	$—	$479,342

Current Liabilities:
Accounts payable	$461,289	$465,672
Accrued liabilities	243,044	243,044
	$704,333	$708,716
Non-Current Liabilities:
Lease accrual/deferred rent	$89,209	$89,209

The gain from operations of discontinued operations of the Vermont Operations for the three and six months ended June 30, 2008 and 2007 consisted of the following (unaudited):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Revenues	$—	$1,016,762	$—	$1,985,864
Cost of revenues	—	364,582	—	1,100,163
Gross profit	—	652,180	—	885,701

Selling, general and administrative	—	95,577	—	172,509
Research and development	—	692	—	714
Total operating expenses	—	96,269	—	173,223
Income from operations	—	555,911	—	712,478
Interest and other expense - net	—	26,917	—	27,096
Provision for income taxes	—	—	—	—
Income from operations of discontinued operations	$—	$528,994	$—	$685,382

(12)	Income Taxes

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

The Company is subject to US federal income tax as well as income tax in multiple states. At December 31, 2007, the Company had Federal net operating loss carryforwards of approximately $60.2 million that expire from 2008 to 2027. The Company has a capital loss carryforward of approximately $17 million which expires after December 31, 2008.  In addition, the Company has approximately $4,018,000 of temporary differences that are available to offset future taxable income. Also, the Company has approximately $24.6 million of state net operating loss carryforwards that expire from 2011 to 2017.

As of June 30, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

JMAR Technologies, Inc. is a late-stage technology company with expertise in the development and commercialization of custom lasers and laser-based detection technologies for nano-scale imaging, chemical and biological analysis, and fabrication. The Company is leveraging more than a decade of laser and photonics research in developing a portfolio of products with market applications in high interest areas such as defense, homeland security, hazardous materials and contaminant detection, while continuing to carry out research and development. JMAR’s current product lines consist of  the  BioSentry® system, an on-line real-time monitoring system for detecting and classifying harmful microorganisms in water, and the BriteLight™ laser, a stand-alone laser product, as well as the light source for x-ray microscopy,

JMAR’s pursuit of cutting-edge products includes our ongoing program, the double pulse (DP) plasma laser, funded by the Army Research Laboratory (ARL) for development and demonstration of the technology. The exceptional beam quality already demonstrated will enable stand-off laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma generated on targeted substances such as explosives and drugs are detected and analyzed by an optical spectrometer to provide identification of the target material. The DP laser is based on a redesign of JMAR’s patented BriteLight™ laser, a stand-alone product, as well as the light source for x-ray microscopy.

Over the past 15 years, our research and development programs received in excess of $100 million in funding under DARPA and ARL contracts, which for DARPA ended in 2006, and which for ARL the funding support continues today for very different and unique technology development projects. In the six months ended June 30, 2008 and 2007, approximately 31% and 55%, respectively, of our revenue was derived as the prime contractor or subcontractor for a government contract.

The Department of Defense’s (DOD) overall budget, and our participation therein, is subject to increases and decreases based upon a number of factors, including general budgetary constraints, shifting priorities of the specific governmental agency which sponsors the funding and our own performance under our contracts with the Government. We do not expect to receive funding from government sources in the future in excess of $2-3 million per year. The Company is relying on the sale of its new products in 2008 and beyond, together with strategic alliances, to support continued product development and successful business operations.

JMAR conducts its operations in two business segments; the Research Division and the Sensor Products Group.

Research Division

The Research Division carries out research and development involving JMAR’s patented high brightness, short pulse, diode pumped solid state lasers and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D funding has been obtained through contracts from the DARPA and more recently by the U.S. Army Research Laboratories (ARL). JMAR is continuing to enhance its product offering by extending its core technologies to include spectroscopy engineering and Raman sensing as key elements of a robust solution for substance detection and identification.  In addition, the design and development of several custom lasers has been proposed for unique commercial and defense applications. As prototype products are developed, and if the projected number of sales warrant, they will be considered for transfer to a third party contract engineering firm for product manufacturing.

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

During the three and six months ended June 30, 2008, and 2007, the Research Division accounted for approximately 74.1%, 54.5%, 65% and 61.2%, respectively of the Company’s revenues.

Sensor Products Group

This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water. The Company has recently built a portable version designed to accept and assess water samples. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, beverage industries, highly visible buildings such as government embassies, pharmaceutical companies, municipal and private water utilities and the rapidly growing number of water amusement parks.

The U.S. Environmental Protection Agency (EPA) purchased a unit for evaluation of BioSentry in homeland security applications at the National Homeland Security Research Center in Cincinnati, Ohio. The program was carried out in 2007, using a pilot-scale water distribution system at the test and evaluation facility. Tests were performed to determine the detection capabilities of BioSentry and other similar products against intentional introduction of pathogens into a water distribution system. Several pathogen surrogates were used simulating lethal microbes.  The EPA presented these results at the April AWWA Water Security Congress 2008 which indicated that the tests showed BioSentry able to detect bacterial pathogens up to 25 times better than any other product tested.

In January 2008, a trial BioSentry system was delivered to Pfizer, Inc. to determine its efficacy for real-time detection and classification of waterborne microorganisms in the production of high purity water used in the pharmaceutical manufacturing process.  The objective is to augment traditional “grab sample”/laboratory analysis that can take up to five days before results are obtained. Their suitability assessment should be completed in the near term.

In February 2008 JMAR delivered two BioSentry systems under a purchase order from Aquatec, a Swiss distributor of water control systems, which potentially could lead to several larger purchases because municipal water districts can be liable to their users for contamination problems. In addition, the Company is engaged in discussion with a large international commercial company regarding their potential as a consumer and distributor of BioSentry products.

During the three and six months ended June 30, 2008, and 2007, the Sensor Products Group accounted for approximately 25.9% , 45.5%,  35 % and  38.8%, respectively, of the Company’s revenues.

In September 2007, the Company negotiated a $7,500,000 Term Note with Laurus (the “$7.5 million Term Note”). The draw-downs under the Laurus $7.5 million Term Note have enabled the Company to continue the development of its emerging new products and for working capital requirements in 2007 and 2008.

Pursuant to the $7.5 million Term Note Securities Purchase Agreement, the Company agreed that by mid-October 2007 it would discontinue all business operations and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location. As a result, the Vermont Operations were discontinued as of September 30, 2007.

On November 7, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to purchase certain assets of the Vermont Operations including; rights to the Vermont Operations’ proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on June 30, 2008 and for certain costs of the building and office operation until closing of the transaction. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

Accordingly, the Company has reflected the Vermont Operations as discontinued operations for all periods included in this Form 10-Q.

Management believes that with the financing provided by the $7.5 million Term Note it has, subject to periodic reviews with Laurus, adequate resources to fund its operations through late September, 2008. Based on discussions with Laurus, the Company anticipates receiving additional financing for a significant period beyond September 2008.

 The Company will require drawdowns under the Note to continue the development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the Note, due to Laurus’ requirement to approve every drawdown.  The Company is continuing to pursue other opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets.

Sources of Revenue

Contract Research and Development, Technical Support, and Production Programs

The majority of JMAR’s revenues has been derived as the prime contractor or subcontractor for government contracts. These contracts have generated intellectual property owned by the Company in areas in which JMAR believes there are significant commercial applications.

Standard Products

The Company is engaged in discussion with a large international commercial company regarding their potential as a consumer and distributor of BioSentry products. JMAR has placed a small number of units with commercial and government customers, including a beverage company, several water utilities and federal agencies. Additional product development was recently completed to take full advantage of the potential markets for the BioSentry system. Because of the interest received at recent trade shows and the mounting number of inquiries on the product price and availability, JMAR is promoting a greater awareness of the product and augmenting its marketing and sales staff.

JMAR’s diode pumped solid state BriteLight Laser, developed specifically to enable the efficient production of soft x-rays using laser produced plasma, is now marketed by JMAR as a standard product for advanced laser applications. Commercial BriteLight units are presently operating in Japan, Korea and at the Lawrence Livermore National Laboratory. In addition, we anticipate the adoption of BriteLight as the x-ray source for compact microscopy applications. JMAR is conducting manufacturing engineering analysis to reduce production costs and to expand the addressable market for this high performance laser.

New Products Under Development

JMAR’s pursuit of cutting-edge products includes our ongoing development of the double pulse (DP) plasma laser, funded by the Army Research Laboratory (ARL) for development and demonstration. The exceptional beam quality already demonstrated will enable stand-off laser-induced breakdown spectroscopy (LIBS) applications. Light emissions from the plasma generated on targeted substances such as explosives and drugs are detected and analyzed by an optical spectrometer to provide identification of the target material. The DP laser is based on a redesign of JMAR’s patented BriteLight™ laser.

Due to the support of our financing source, Laurus Funds, JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a portable double pulse laser product. This project has been further expanded to include the integration of analytic components for system-level LIBS with laser-induced fluorescence (LIF) and Raman applications designed to detect and identify biological contaminants and chemicals used in explosives, metals, drugs, and other substances of critical national security interest. To maximize its resources for this critically important product development, JMAR has submitted a phase III proposal for continued government funding.

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

Results of Operations

Revenues. Total revenues from continuing operations for the three months ended June 30, 2008 and 2007 were $29,608, and $196,564, respectively. Revenues for the six months ended June 30, 2008 and 2007 were $212,961 and $339,796, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues for the three and six months ended June 30, 2008 and 2007 were as follows (unaudited):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Research Division	$21,935	$107,135	$138,434	$207,849
Sensor Products Group	7,673	89,429	74,527	131,947
	$29,608	$196,564	$212,961	$339,796

The decrease in revenues for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, was due primarily to a reduction in revenue from the SBIR Contract. The revenue from the SBIR Contract fell by $67,400 and $122,815, during the three and six month periods ended June 30, 2008, respectively. In addition to these decreases, there was a decrease of revenue for the Sensor Products Group of $81,756 and $57,420, respectively.  Partially offsetting these decreases was an increase of $51,700 of Britelight sales from the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007.  As discussed above in “Sources of Revenue”, the Company reflects the Vermont Division as a discontinued operation.

Losses. The net loss for the three months ended June 30, 2008 and 2007 was $(15,229,340) and $(458,442), respectively and for the six months ended June 30, 2008 and 2007, the net loss was $(28,270,656) and $(1,734,260), respectively. The loss from continuing operations for the three months ended June 30, 2008 and 2007 was $(15,229,340) and $(987,436), respectively, and for the six months ended June 30, 2008 and 2007 the loss from continuing operations was $(28,270,656) and $(2,419,642), respectively. The $14,770,898  increase in the net loss for the three months ended June 30, 2008 as compared to June 30, 2007 is principally due to a change in the fair value of derivative liability of $13,147,801, a reduction in the income from discontinued operations of $528,994, a reduction in other income of $530,459, an increase in the costs invested in product development (see further discussion below) of $337,606, and an increase in selling, general and administrative expenses of $191,412, offset by a reduction in total interest expense of $59,472. The $26,536,396 increase in the net loss for the six months ended June 30, 2008 as compared to June 30, 2007 is principally due to a change in the fair value of derivative liability of $23,416,202, plus an increase in interest and other expense of $1,070,813, a reduction in the income from discontinued operations of $685,382, a reduction in other income of $530,459, an increase in the costs invested in product development (see further discussion below) of $528,412, and an increase in selling, general and administrative expenses of $321,979, offset by a reduction in asset write-downs of $125,117.

Gross Margins. Gross margins for the three months ended June 30, 2008 and 2007 were 16 % and 43.1%, respectively. Gross margins for the six months ended June 30, 2008 and 2007 were (3.6%) and 33.4%, respectively. The Company’s margins were lower in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to laser commercial sales in 2007 that were more profitable than government revenue in 2008, as well as a transfer sale at cost to our manufacturing partner in 2008. The Company’s margins were lower in the first six months of 2008 as compared to the first six months of 2007 due to a loss on the sale of a laser product in the first quarter of 2008. The Company is investing in new product development activities that it believes will lead to increased sales and higher margin products in the future.

Selling, General and Administrative (SG&A). SG&A expenses were $ 1,088,080 and $ 896,668 for the three months ended June 30, 2008 and 2007, respectively, and $2,128,844 and $1,806,865 for the six months ended June 30, 2008 and 2007, respectively. The increase in SG&A expenses for the three months ended June 30, 2008 compared to 2007 was primarily attributable to an increase in consulting fees of $99,447, and recruitment and relocation costs of $40,385 for new employees in 2008 as compared to 2007. The increase in SG&A expenses for the six months ended June 30, 2008 compared to 2007 was principally due to an increase in consulting fees of $95,924, an increase of accounting fees of $121,416 and an increase in recruitment fees and relocation cost of $126,936 for new employees in 2008 as compared to 2007.

Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.

●
Customer-funded RD&E costs incurred,  primarily related to the SBIR Contract, are included in “Costs of Revenues”, and totaled $17,188 and $77, 206 for the three months ended June 30, 2008 and 2007, respectively, and $57,029  and $169,649 for the six month periods ended June 30, 2008 and 2007, respectively. The decrease in customer-funded RD&E expenditures for the three and six months ended June 30, 2008, primarily consists of a decrease of $60,018 and $112,620 related to the SBIR Contract.

●
Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $442,484 and $104,878 for the three months ended June 30, 2008 and 2007, respectively, and $944,590 and $416,178 for the six months ended June 30, 2008 and 2007, respectively. The increase in 2008 is primarily due to increased product development expenditures related to the DP-LIBS and UV laser.

Total RD&E expenditures for the three month periods were $459,672 and $ 182,084 for 2008 and 2007, respectively, and $1,001,619 and $585,827 for the six month periods in 2008 and 2007, respectively. Total RD&E expenditures as a percentage of revenues were 1,553% and 93% for the three months ended June 30, 2008 and 2007, respectively, and 470% and 172% for the six months ended June 30, 2008 and 2007, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues.
In addition, the Company’s revenues have been declining.

Discontinued Operations. The income from operations of discontinued operations was $0 and $528,994 for the three months ended June 30, 2008 and 2007 and $0 and $685,382 for the six months ended June 30, 2008 and 2007, respectively. The income from operations of discontinued operations is related to the Vermont Operations, which was discontinued as of September 30, 2007.

On November 7, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments and certain other facility operating costs of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on June 30, 2008. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

The Company has reflected the Vermont Operations as discontinued operations for all periods included in this Form 10-Q.

Interest and Other Expense. Interest and other expense for the three months ended June 30, 2008 and 2007 was $1,255,260 and $1,314,732, respectively, and for the six months ended June 30, 2008 and 2007 was $2,518,553 and $1,447,740, respectively. Interest expense was lower for the three months ended June 30, 2008 compared to 2007 due to reduction of $51,438 of beneficial conversion feature interest due to a change to a longer term in August 2007 of the Working Capital Line to August 2009.  Interest expense was higher for the six months ended June 30, 2008 compared to 2007 due to an increase in cash interest expense of $250,105 due to the utilization of the Company’s Working Capital Line and borrowings under the $750,000 and the $7.5 million Term Notes. In addition, there was an increase in the non-cash interest expense of $905,189 due to amortization of debt discount. Included in non-cash interest expense for the three months ended June 30, 2008 is $21,180 related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and the $750,000 and $7.5 million Term Notes described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates. The amounts of $2,065,530 and $1,263,217 included in interest expense for the six months ended June 30, 2008 and 2007, respectively, are related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and the $750,000 and $7.5 million Term Notes described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.

Preferred Stock Dividends.  Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 are deemed preferred stock dividends of $255,582 and $515,482, respectively. The amounts for the three months ended June 30, 2008 and 2007 consist of $106,587 and $160,378 of preferred stock dividends paid or payable in cash and $148,995 and $355,104 of the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

 Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 are deemed preferred stock dividends of $531,219 and $826,383, respectively. The amounts for the six months ended June 30, 2008 and 2007 consist of $233,229 and $322,285 of preferred stock dividends paid or payable in cash and $297,990 and $504,098 of the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the Preferred Stock.

Change in fair value of derivative liability The major factor in the increased loss for the three months ended June 30, 2008 compared to 2007 was the change in the derivative liability of $13,147,801. This was due to the effect of the increase in the stock price from $.12 to $0.21 per share during the quarter ended June 30, 2008. The major factor in the increased loss for the six months ended June 30, 2008 compared to 2007 was the change in the derivative liability of $23,416,202. This was due to the effect of the increase in the stock price from $.04 to $0.21 per share during the six months ended June 30, 2008.

 Liquidity and Financial Condition

General. Cash and cash equivalents at June 30, 2008 and December 31, 2007 were $22,925 and $174,879, respectively. In the six months ended June 30, 2008, we funded our operations primarily from borrowings under the working capital line and term notes. The decrease in cash and cash equivalents during the six months ended June 30, 2008 of $151,954 resulted from many factors, principally cash used in operations of $2,502,619, largely related to operating losses, net of non-cash items of $25,212,897 and payment of preferred dividends of $243,255. This was offset by a decrease in restricted cash of $2,551,329, a reduction of net assets of discontinued operations of $474,959, an increase in accrued liabilities of $266,665 and proceeds from the issuance of common stock of $84,360.

Working capital (deficit) as of June 30, 2008 and December 31, 2007 was $(30, 246,426) and $(6,384,787), respectively. The $23,861,639 decrease in working capital is primarily due to the $23,034,828 increase in the Company’s derivative liabilities. This liability will not require payment in cash.

Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) interest and preferred stock dividends and 5) other working capital needs. We believe that with the financing provided by the $7.5 million Term Note the Company has, subject to periodic reviews with Laurus, adequate resources to fund its operations through late September, 2008. Based on discussions with Laurus, the Company anticipates receiving additional financing for a significant period beyond September 2008.

The Company will require drawdowns under the $7.5 million Term Note to continue the marketing and development of some of its emerging new products and for working capital requirements until this time. There are no assurances that funds will be available under the $7.5 million Term Note, due to Laurus’ requirement to approve every drawdown.  The Company is continuing to pursue other opportunities to raise additional funds in the future. In addition, the Company is engaged in discussion with a large international commercial company regarding their potential as a consumer and distributor of BioSentry products. Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in Note 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Part II - Item 1A below.

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

The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate on the 2006 Working Capital Line is equal to the prime rate plus 2 percent (7% as of June 30, 2008). The 2006 Working Capital Line terminates on August 31, 2009. As of June 30, 2008, there was $649,911 outstanding under the 2006 Working Capital Line.

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

Term Notes. On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (the “$750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock.  The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest  was due in March 2008 (changed to August 31, 2009 with the Omnibus Amendment related to the September 2007 SPA  –see below), 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however,  Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction (this requirement has been waived by Laurus) and 7) the Company paid a fee of $26,250 to Laurus. As of June 30, 2008, $750,000 was outstanding pursuant to the $750,000 Note, at an interest rate of 7%.  In connection with the $750,000 Note, the Company agreed to issue 461,539 shares of restricted common stock in payment of a fee to Midtown Partners & Co., LLC (“Midtown”) and issued those shares in the third quarter of 2007.

On September 12, 2007, the Company entered into a Securities Purchase Agreement with Laurus (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007. Pursuant to the September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note (the “$7.5 million Term Note") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock. The maturity date of the $7.5 million Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7.5 million Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7.5 million Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899.39 of the proceeds of the $7.5 million Term Note were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus Capital Management, LLC, was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

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

Cash Used in Operations. Cash used in operating activities was $1,793,136 higher in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, principally due to a greater loss from operating activities of ($2,449,701) and a relatively higher use of cash for working capital items of ($236,936) in the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This was offset by the relative increase in the change of $893,501 in net assets and liabilities of discontinued operations.

Cash Used in Investing Activities. In the six months ended June 30, 2008, cash used in investing activities was $41,769 compared to a use of $19,938 in the six months ended June 30, 2007, principally due to the purchase of intangible assets (patents).

Cash Provided by (Used in) Financing Activities. In the six months ended June 30, 2008, cash provided by financing activities was $2,392,434 compared to $125,271in the six months ended June 30, 2007, principally due to the release of restricted cash of $2,551,329 to the Company by Laurus. Cash payments of preferred stock dividends were $243,255 as compared to $270,244 in the six months ended June 30, 2008 and 2007, respectively. Net proceeds from the sale of common stock were $84,360 and $384,182 in the six months ended June 30, 2008 and 2007, respectively.

Commitments

a. Leases
The Company leases its office facilities under various operating leases expiring through October, 2012. Minimum future rental payments for non-cancelable leases as of June 30, 2008, are as follows (2008 is for six months) (unaudited):

Year Ending December 31,
20 2008	$175,125
20 2009	360,572
2 2010	374,790
201 2011	389,576
20 2012	335,678
Th Thereafter	—
$1,635,741

Related rent expense was $145,020 and $127,496 for the six months ended June 30, 2008 and 2007, respectively.

b. Deferred Compensation

Pursuant to a 2002 employment agreement with a former executive, the Company recorded a discounted liability for deferred compensation. The unamortized amount included in notes payable and other long-term liabilities on the accompanying Balance Sheet at June 30, 2008 is $154,022.

Included in “Selling, general and administrative” in the accompanying Statement of Operations are $6,585, $13,477, $7,133 and $37,761 for the three and six months ended June 30, 2008 and 2007, respectively, for the amortization of the discounts recorded against the deferred compensation obligations. Total deferred compensation obligations for 2008 (remaining six months) and 2009 (the termination of the obligation) are $65,000 and $70,000, respectively. The Company has accounted for this individual deferred compensation arrangement in accordance with Accounting Principles Board (APB) Nos. 12 and 21.

Preferred Stock Redemption Obligations

Excluded from the above table are redemption obligations under Series G, I and J Preferred Stock. If not previously converted, the Series Series G, I and J Preferred Stock must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	June 30, 2008	2008	2009	Total
Series G Preferred	$1,177,800	$—	$1,177,800	$1,177,800
Series I Preferred	5,797,651	—	5,797,651	5,797,651
Series J Preferred	708,800	—	708,800	708,800
Total	$7,684,251	—	$7,684,251	$7,684,251

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

Working Capital Line

The terms of the 2006 Working Capital Line are described in “Liquidity and Financial Condition” above.  As of June 30, 2008, $649,911 was outstanding under the 2006 Working Capital Line.

$750,000 Note

The terms of the $750,000 Note are described in “Liquidity and Financial Condition” above.  As of June 30, 2008, $750,000 was outstanding under the $750,000 Note.

$7.5 million Term Note

The terms of $7.5 million Term Note are described in “Liquidity and Financial Condition” above.  As of June 30, 2008, $7,500,000 was outstanding under the $7.5 million Term Note.

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

Revenues

For the three months ended June 30, 2008 and 2007, approximately 68.3% and 44.6%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product sales, and field service revenues from Biosentry. For the six months ended June 30, 2008 and 2007, approximately 30.8% and 55.4%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product sales, and field service revenues from Biosentry. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred. Estimated losses are fully charged to operations when identified. Product revenues are recognized upon the later of when the product is shipped or when additional contractual requirements related to the sale are completed.

Intangible Assets

Capitalized patent costs are amortized over ten years, and other intangible assets are amortized over not more than five years. Capitalized patent costs are reviewed quarterly for utilization and recoverability.  The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value at June 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowings under our $7.5 million Term Note and Preferred Stock, both of which bear interest and dividends, respectively, based on the prime rate. As of June 30, 2008, we had $7,500,000, $750,000 and $649,911 outstanding under our $7.5 million and $750,000 Term Notes and the 2006 Working Capital Line, respectively, and $7,684,251 of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease in interest and dividends, net of money market interest, of approximately $165,000 on an annual basis.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing our Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2008, the end of the period covered by the report.

Based upon that evaluation as of June 30, 2008, and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, we identified material weaknesses in our internal control over financial reporting which still existed as of June 30, 2008. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008.

As of December 31, 2007, we identified the following control deficiencies and the following remediation’s have been taken as of June 30, 2008:

•
As a small company, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise during the year ended December 31, 2007.  As of the date of this Report, we have added an additional executive to aid in the transaction approval process, and we have hired additional accounting staff to aid in the segregation of duties. Our existing staff has gained accounting knowledge through additional experience however we feel a material weakness still exists as of June 30, 2008 due to the need of a qualified individual who has experience with public company accounting and reporting.

•
As of December 31, 2007 we were in the process of implementing appropriate policies and procedures to allow for timely completion of financial control and reporting processes.  As of June 30, 2008, the Company has added additional policies, additional accounting personnel and has added review procedures by the CFO and CEO to contribute to the timely completion of financial control and reporting processes.

•
As of December 31, 2007 there was a need for a stronger internal control environment.  As of June 30, 2008, the Company has added additional corporate control policies, additional accounting personnel and has added review procedures by the CFO and CEO to develop a stronger internal control environment.

•
As of December 31, 2007 there were weaknesses identified in the Company’s revenue recognition and sales cut-off procedures.  As of June 30, 2008, the Company has added additional corporate control policies, additional accounting personnel and has added review procedures by the CFO and CEO to complement their revenue recognition and sales-cut off procedures.

Each of these control deficiencies could result in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007, as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2008, were fairly stated in accordance US GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our condensed consolidated financial statements for the year ended December 31, 2007 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2008, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, despite the presence of some material weaknesses, the Company has concluded that improvements in internal control procedures occurred during the past six month period.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company has been sued by Midtown Partners & Co., LLC (“Midtown”) for payment of fees allegedly owed for services Midtown claims it performed associated with the arrangement of the $7.5 million Term Note with Laurus. The Company categorically denies any liability and is working on a settlement to avoid potential further costs associated with litigation.

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

Our cash requirements have been and will continue to be significant. Our net cash used from continuing operations for the six months ended June 30, 2008 and for the years ended December 31, 2007 and 2006 were $(2,977,578), $(2,600,442) and $(12,440,650), respectively. These negative cash flows are primarily related to operating losses and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2008 and the Company will require additional borrowings under its $7.5 million Term Note and additional financing for working capital requirements through 2008, to continue the development of some of our emerging new products and to continue our progression toward commercialization of all products. Although we have been able to draw down under the $7.5 million Term Note to date there is no assurance that Laurus will continue to release additional funds beyond late September, 2008.  The Company is continuing to pursue other opportunities to raise additional funds in the future. Although the Company has been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise additional funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.

Our continuing decline in revenues and our net and operating losses are significant and could have an adverse impact on our stock price.

Our revenues, exclusive of discontinued operations, for the six months ended June 30, 2008 and for the years ended December 31, 2007 and 2006 were $212,961, $869,662 and $1,998,183, respectively. Our net loss for the six months ended June 30, 2008 and for the years ended December 31, 2007 and 2006 was $28,270,656, $1,623,906 and $13,106,681, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.

If our BioSentry business is unsuccessful, it will cause a significant adverse effect on our financial condition and significant accounting write-offs.

If our BioSentry business is unsuccessful over the next year in either selling significant numbers of BioSentry units or in arranging significant partnering arrangements, we will have to consider curtailing the BioSentry operations which would result in further reductions in BioSentry personnel and the write-down of a significant portion of the BioSentry assets.

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

Material weaknesses in our internal control over financial reporting and in our disclosure controls existed as of December 31, 2007 and continue to exist, but to a lesser degree, as of June 30, 2008.  The Company has added to the segregation of duties by adding additional executives in the transaction approval process, improved timely completion of financial control and reporting activities through additional staff and increased experience of existing staff and increased its formal internal control environment through additional corporate control procedures and accounting staff. Management of the Company believes that these material weaknesses still exist however, due to the smaller size of the Company’s accounting staff. However, the relatively small size of the Company’s accounting staff may prevent the achievement of completely adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. See “Part I -Item 4 — Controls and Procedures” for a more complete description of this material weakness.

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

As of June 30, 2008, there were 136,891,372 shares of common stock subject to issuance upon exercise of outstanding options and warrants. In addition, as of June 30, 2008, our Series G, I and J Preferred Stock is convertible into a total of 20,065,472 shares of Common Stock at conversion prices ranging from $0.1022 to 2.00 per share, subject to a contractual limitation on total beneficial ownership by Laurus of 9.99% of our Common Stock.

These issuances will result in substantial dilution.

To the extent that outstanding options and warrants are exercised prior to their expiration dates, additional funds may be paid to us at the expense of dilution to the interests of our stockholders. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of outstanding options and warrants and other securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities. The sale of the shares issued upon exercise of our outstanding warrants and options and conversion of our Preferred Stock could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)
On March 29, 2008, the Company’s Board of Directors approved the grant of a total of 2,400,000 warrants to purchase the Company’s Common Stock as part of compensation to Investor Relations International, Inc (“IRI”). The warrants are exercisable at prices from $0.10 to $0.75 per share and vest immediately.

          All of the foregoing transactions were exempt under Section 4(2) of the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6. Exhibits.

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

JMAR TECHNOLOGIES, INC.
August 14, 2008	By:	/s/ C. Neil Beer
C. Neil Beer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2008	By:	/s/ Edward C. Hall
Edward C. Hall, Chief Financial Officer