Form 10-Q
period 2008-09-30
JMAR TECHNOLOGIES INC
filed 2008-11-14
CIK 857953

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-1004

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

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
Yes ☑          No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting company”. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 12, 2008).

Common Stock, $.01 par value: 58,201,461
shares

INDEX

(
		Page #
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets — September 30, 2008 (unaudited) and December 31, 2007	2

	Consolidated Statements of Operations (unaudited) — Three and Nine months ended September 30, 2008 and 2007	3

	Consolidated Statements of Cash Flows (unaudited) — Nine months ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	N/A

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	N/A

Item 6.	Exhibits	32

PART I — FINANCIAL INFORMATION

JMAR TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007

ASSETS	September 30, 2008	December 31, 2007
	(unaudited)
Current Assets:
Cash and cash equivalents	$159,833	$174,879
Accounts receivable	9,963	44,544
Unbilled receivables	20,404	21,180
Inventories	682,198	308,029
Current assets of discontinuted operations	-	479,342
Prepaid expenses and other	174,228	160,610
Total current assets	1,046,626	1,188,584
Property and equipment, net	571,825	683,249
Intangible assets, net	1,702,352	1,641,913
Restricted cash	1,181,956	4,251,252
Other assets	222,555	217,302

TOTAL ASSETS	4,725,314	7,982,300

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$263,766	$534,586
Accrued liabilities	713,796	427,600
Term notes, net of debt discounts	6,290,368	-
Accrued payroll and related costs	214,759	218,562
Working capital line of credit, net	514,744	508,725
Current portion of notes payable and other liabilities, net	125,385	103,375
Current liabilties of discontinued operations	704,333	708,716
Current portion of deferred rent	49,429	49,429
Derivative liabilities	14,904,337	5,022,378
Total current liabilities	23,780,917	7,573,371

Term notes, net of debt discounts	-	1,505,208
Long-term portion of deferred rent	152,404	250,887
Long-term liabilities of discontinued operations	89,209	89,209
Total liabilities	24,022,530	9,418,675
Redeemable convertible preferred stock: $0.01 par value;
5,000,000 shares authorized; 738,329 shares
issued and outstanding at September 30, 2008 and
December 31, 2007, net of unamortized discount of
$1,312,277 and $1,709,606, respectively	6,545,574	5,974,644
Commitments and contingencies
Stockholders' deficit:
Common stock: $0.01 par value; 380,000,000 shares authorized;
57,701,461 shares issued and outstanding at September 30,
2008, and 53,839,559 shares issued and outstanding at
December 31, 2007	577,015	538,395
Additional paid-in-capital	86,840,392	85,191,382
Committed common stock	24,030	-
Accumulated deficit	(113,284,227)	(93,140,796)
Total stockholders' deficit	(25,842,790)	(7,411,019)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,725,314	$7,982,300

The accompanying notes to these consolidated financial statements are an integral part of these consolidated statements.

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2008 and 2007
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues	$71,145	$93,306	$284,106	$433,102
Costs of revenues	58,912	86,218	279,489	312,556
Gross profit	12,233	7,088	4,617	120,546
Operating expenses:
Selling, general and administrative	1,901,147	667,674	4,029,991	2,474,539
Research and development	349,408	63,431	1,293,998	479,609
Impairment of long-lived assets	-	-		125,117
Total operating expenses	2,250,555	731,105	5,323,989	3,079,265
Operating loss from continuing operations	(2,238,322)	(724,017)	(5,319,372)	(2,958,719)
Interest and other income	-	73,882	61,352	122,426
Interest and other expense	(1,266,921)	(5,883,261)	(3,785,474)	(7,331,001)
Change in fair value of derivative liability	12,358,365	5,748,355	(10,374,040)	6,432,152
Other Income	11,000	708	11,000	531,167
Income/ (loss) from continuing operations	8,864,122	(784,333)	(19,406,534)	(3,203,975)
Income/(loss) from discontinued operations	-	(108,766)		576,616
Net income (loss)	8,864,122	(893,099)	(19,406,534)	(2,627,359)
Less: Preferred stock dividends	(205,678)	(578,467)	(736,897)	(1,404,850)
Income (loss) available to common stockholders - basic	8,658,444	(1,471,566)	(20,143,431)	(4,032,209)
Deemed preferred stock dividends	205,678	-	-	-
Income (loss) available to common stockholders - fully diluted	$8,864,122	$(1,471,566)	$(20,143,431)	$(4,032,209)

Weighted average number of common shares outstanding - basic	58,141,217	50,091,351	55,381,078	44,821,188
Conversion of Convertible Preferred Stock	20,065,473
Exercise of stock options and warrants	139,055,467	-	-	-

Weighted average number of common shares outstanding - fully diluted	217,262,157	50,091,351	55,381,078	44,821,188

Earnings per common share
Basic earnings per share
Continuing operations	$0.15	$(0.03)	$(0.36)	$(0.10)
Discontinued operations	0.00	(0.00)	0.00	0.01
Basic EPS	$0.15	$(0.03)	$(0.36)	$(0.09)

Fully diluted earnings per share
Continuing operations	$0.04	$(0.03)	$(0.36)	$(0.10)
Discontinued operations	0.00	(0.00)	0.00	0.01
Fully diluted EPS	$0.04	$(0.03)	$(0.36)	$(0.09)

Notes to these consolidated financial statements are an integral part of these consolidated statements

JMAR TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	2008	2007
Cash flows from operating activities:
Net Loss	$(19,406,534)	$(2,627,359)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	197,493	250,592
Change in fair value of derivative liability	10,374,040	(6,432,152)
Amortization of debt discount and beneficial conversion feature	3,103,929	6,992,835
Stock based compensation expense	276,051	110,586
Services received in exchange for common stock and warrants	924,563	232,018
Services received in exchange for committed common stock	24,030	18,300
Impairment of long lived assets	-	125,117
(Increase) decrease in:
Accounts receivable and unbilled receivables	35,357	288,656
Inventories	(374,169)	(217,182)
Prepaid expenses and other	65,305	96,209
Accounts payable	(270,820)	417,122
Accrued liabilities	292,419	(364,841)
Deferred compensation	(39,401)	(73,456)
Deferred rent	(37,072)	(37,071)
Net cash used in continuing operations	(4,834,809)	(1,220,626)
Changes in net assets and liabilities of discontinued operations	474,959	(553,132)
Net cash used in operating activities	(4,359,850)	(1,773,758)

Cash flows from investing activities:
Purchase of property and equipment	(84,829)	(9,989)
Proceeds from the disposition of property and equipment	2,547	-
Purchases of intangible assets	(64,227)	(43,571)
Payments received on notes receivable	-	11,570
Net cash used in investing activities	(146,509)	(41,990)

Cash flows from financing activities:
Borrowing on term notes and line of credit, net of debt issue costs	1,687,250	7,107,949
Net proceeds from the issuance of common stock	84,360	384,183
Decrease/(Increase) in restricted cash	3,069,297	(6,437,408)
Cash payment of preferred stock dividends	(349,594)	(430,861)
Issuance of preferred stock, net	-	643,594
Net cash provided by financing activities	4,491,313	1,267,457

Net decrease in cash and cash equivalents	(15,046)	(548,291)
Cash and cash equivalents, beginning of period	174,879	686,832
Cash and cash equivalents, end of period	$159,833	$138,541
Cash paid for interest	$680,540	$236,102

Supplemental Disclosure of Non Cash Investing & Financing Activities:
The nine months ended September 30, 2008:
Reclassification of preferred stock and non employee warrants to additional paid in capital	$281,830	$-
Estimated fair value issuance of common stock and warrants issued for prepaid consulting services	$176,013	$-
Deemed preferred stock dividends	$397,329	$-
Warrant exercised	$661	$-
The nine months ended September 30, 2007:
Repayment of deferred compensation proceeds from cash surrender value of life insurance	$-	$123,459
Conversion by Company of previously existing Series G & I Preferred Stock into 7,600,000 shares of common stock in the last and current quarter.	$-	$739,663
In conjunction with the exchange of preferred stock to common stock, the recognition of the excess fair value of the common stock over the carrying amount of the preferred stock as a deemed dividend.	$-	$476,337
Deemed preferred stock dividends	$-	$497,657
Issuance of Series J Preferred Stock	$-	$708,800
Establishment of derivative liability in conjunction with the issuance of Series J Preferred Stock	$-	$8,250,000

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

JMAR Technologies, Inc. is a leading innovator in the development and commercialization of sensing systems for the detection of chemical, biological, radiological, nuclear and explosive (CBRNE) materials. Coupled with its established expertise in building advanced laser systems, JMAR provides solutions for a broad range of military, industrial and commercial applications.

The Company draws on more than twenty years of experience and thirty patents in photonics, laser and detection technologies to develop products and solutions that address some of the world’s most pressing issues such as water quality, hazard detection and homeland security. JMAR’s vision is to continue to develop innovative technologies and products that support the advancement of global health, safety, and security initiatives. Currently, JMAR has two commercial product lines: the BioSentry® system, an on-line real-time monitoring system for detecting and classifying harmful microorganisms in water, also available 1) a transportable version called BioSentryLab, and 2) BioAlert, an online monitoring service; and the BriteLight™ laser, a stand-alone laser product for several high power, high brightness applications, as well as in the light source for x-ray microscopy.

JMAR’s continued pursuit of cutting-edge products includes our ongoing program funded by the Army Research Laboratory (ARL) and the Company for the development and demonstration of a double pulse (DP) plasma laser. The exceptional beam quality realized in this product will enable the use of stand-off laser-induced breakdown spectroscopy (LIBS) in applications requiring the identification of foreign substances of interest. The light emissions resulting from the plasma generated on the targeted object are analyzed by an optical spectrometer which provides the identification of trace substances such as explosives, metals and drugs. The DP laser technology is based on the continued evolution of JMAR’s patented BriteLight™ laser. In the third quarter, JMAR competitively won two custom laser contracts: the first from Johns Hopkins University Applied Physics Laboratory to develop two prototype special purpose lasers; and the second from Zebra Imaging, Inc. to provide custom RGB (red, green, blue) lasers for use in a holographic imaging product currently under development.

Because of the national security and potential commercial applications for DP laser products, JMAR contracted with D&K Engineering to accelerate the transition from laboratory prototype to a man-portable “shoebox size” double pulse laser product. This project has been expanded to include the integration of analytic and sensor components for system-level LIBS, laser-induced fluorescence (LIF) and Raman applications. More recently, JMAR contracted with D&K for assembly and manufacture of BioSentry systems to keep pace with anticipated purchase orders as they are received.

In line with the Company’s business strategy to develop detection technologies across the CBRNE spectrum (chemical, biological, radiological, nuclear, explosive substances), the establishment of the Company’s Spectral Systems Group (SSG) in August 2008 is quickly resulting in the design and development of products to detect, locate and identify radiological/nuclear threats with minimum intrusion. SSG was recently awarded a subcontract by Creative Electron Inc. to support efforts under a Department of Homeland Security (DHS) contract for development of a new non-intrusive inspection (NII) image processing tool, and showing significant progress on an internal research and development project, SSG is developing an NII product to locate faint radiation sources.

Laurus Master Fund (“Laurus”) currently owns 9.9% of JMAR common stock, limited to that percentage by written agreement, all of its preferred stock and a substantial position in JMAR warrants resulting primarily from an equity requirement of the $7.5 million financing received in September 2007.

“BioSentry®” is a registered trademark and “BriteLightTM ” is a trademark for which JMAR has common law rights. The Company has adopted a tag line for use with its logo on presentation materials, “Advanced Laser and Sensing Solutions”.

JMAR was incorporated in the state of Delaware in 1987.

The accompanying consolidated financial statements as of September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007 have been prepared by the Company and are unaudited. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments of a normal recurring nature that are necessary for a fair presentation of the results of operations and cash flows for the interim periods presented. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007. Amounts related to disclosures of December 31, 2007 balances within these interim statements were derived from that Form 10-K. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements have been prepared by the Company on a going concern basis, which contemplates the realization of amounts and satisfaction of obligations in the normal course of business. The Company incurred net losses of $ 19,406,534, $1,623,906 and $13,106,681 for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006, respectively, and losses are expected for the foreseeable future. Our revenues from continuing operations declined to $284,106 from $433,102 for the nine months ended September 30, 2008 and 2007, respectively. We had negative cash flow from operations for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006 of $4,359,850, $3,682,771 and $6,019,946, respectively.  Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 and 2009 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) interest and preferred stock dividends and 5) other working capital needs. In September 2008, the Company accepted interim financing of $1,750,000 from Laurus (the “$1.75 million Term Note”).  Based on operating budget projections and discussions with Laurus, the Company anticipates receiving additional financing that will cover continuing operations through year-end and beyond.

The Company will require drawdowns through this period under the $1.75 million Term Note to continue the marketing and development of emerging new products and for working capital requirements. There are no assurances that funds will be available under the $1.75 million Term Note, due to Laurus’ requirement to approve every drawdown.  The Company is continuing to pursue other opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in “Risk Factors” - Item 1A.

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

Restricted cash

Restricted cash consists of cash held for approved cash flow purposes.  Once authorized, the cash is released from restriction (see Note 8).

 Fair Value of Financial Instruments

The carrying value of certain of the Company’s financial instruments, including accounts receivable, accounts payable and accrued expenses, approximates fair value due to their short maturities.

Use of Estimates

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

Long-Lived Assets

The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under Statement of Financial Accounting Standards SFAS No. 144, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value at September 30, 2008.

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

Revenues

For the nine months ended September 30, 2008 and 2007, approximately 48% and 56%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product and spare parts sales, and field service revenues from BioSentry. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative costs are charged to expense as incurred. Estimated losses are fully charged to operations when identified. Product revenues are recognized upon the later of when the product is shipped or when additional contractual requirements related to the sale are completed.

Derivative Liabilities

In connection with the issuance of warrants with certain notes payable (see Note 8) the Company was required to register the underlying shares. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative   Instruments and Hedging Activities, as amended. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the warrant agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

(2)           Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS No. 141 (R) will have on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS No. 160 will have on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133 ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FAS No. 142-3”) that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141and other GAAP. FAS No. 142-3 is effective for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements, if any.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP 157-3 is effective immediately, and applies to the Company’s September 30, 2008 consolidated financial statements. The Company has concluded that the application of FSP 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended September 30, 2008.

(3)           Stock-Based Compensation

The Company has six stock — based compensation plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 1991 Stock Option Plan (“1991 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Management Anti-Dilution Plan (“Anti-Dilution Plan”) and two incentive plans which provided for the issuance of options to Research Division employees (“Research Division Plans”). The 2006 Plan and the 1999 Plan were shareholder-approved and are the only plans of the six stock plans from which additional options may be granted.  On June 25, 2007, the Board of Directors unanimously approved an increase in the authorized shares of the 2006 Plan to 20,000,000 shares, subject to a shareholder-approved increase in authorized shares of the Company. On February 20, 2008, shareholders approved an increase in the Company’s authorized shares to 380,000,000 shares. The 1999 Plan authorizes the grant of options to purchase up to 1,900,000 shares of the Company’s common stock. The Company is also a party to a non-plan option agreement with one individual.

Included in the Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 are compensation charges as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Selling, general, & administrative	$178,439	23,596	218,899	102,577
Research and development	54,829	1,742	57,152	8,010

	$233,268	25,338	276,051	110,587

In accordance with SFAS No. 123 (R), Share based Payment, the Company recognizes stock-based compensation cost on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. The Company has a 100% valuation allowance recorded against its deferred tax assets, therefore the stock-based compensation has no tax effect on the consolidated statements of operations.

During the three months ended September 30, 2008, an aggregate of 5,000,000 options to purchase shares of common stock of the Company with an exercise price of $0.12 per share were granted to the four members of the Company’s Board of Directors, an aggregate of 13,500,000 options with an exercise price of $0.12 per share were granted to five officers of the Company and an aggregate of 4,200,000 options with an exercise price of $0.13 per share were granted to ten key employees of the Company. All of these options vest 50% after one year and the remaining 50% vest after the second year from date of issuance. The options require continued employment or membership on the board of directors at the time of vesting.

In conjunction with the Board of Directors’ approval on October 10, 2008 of a four year agreement, commencing April 1, 2008, retaining the consulting services of Nationwide Solutions, Inc. (“NSI”) to provide business, financial and related services to the Company and/or its subsidiaries and affiliates, the Board approved the award of options to NSI to purchase shares of common stock of the Company, exercisable at $0.0001 per share, in the amount of 12,268,103 options with two-year vesting, commencing April 1, 2009.

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2008 and 2007 was $0.08, $0.08, $0 and $0.18, respectively. There were no options exercised in the three and nine month periods ended September 30, 2008. The unrecognized stock based compensation expense, net of estimated forfeitures, for the nine months ended September 30, 2008 and 2007 was approximately $1,665,000, and $191,000 with a weighted average remaining vesting period of 2.53 and 0.92 years, respectively.

The fair value of each option granted in the three months ended September 30, 2008  was estimated on the date of grant using the Black-Scholes Option Pricing Model (“Black-Scholes Model”) with the following weighted-average assumptions used for grants during 2008: risk-free interest rate of 2.44 percent based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 1/2 years based upon the historical life of options. For grants in 2008, the expected volatility used was 199 percent, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. Forfeiture rates are calculated on a historical basis with the option grants organized into three pools (directors, officers and employees). The forfeiture rates used for 2008 were 2.7 percent for directors, 3.6 percent for officers and 9.3 percent for employees. Grants pursuant to the 2006 and 1999 Plans generally have requisite service periods of 3 to 10 years with contractual lives of 10 to 11 years.

A summary of option activity under all of the above plans as of September 30, 2008 and changes during the nine months then ended is presented in the table below (unaudited):

		Wtd. Avg.	Wtd. Avg. Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (yrs)	Value
Outstanding at beginning of period	1,382,714	$2.25
Granted	35,968,103	0.08
Exercised	—	—
Forfeited	(716,964)	3.01
Outstanding at end of period	36,633,853	$0.10	7.6	$2,183,308
Vested and expected to Vest	35,557,363	$0.11	7.6	$2,183,308
Exercisable at end of period	555,750	$1.57	5.4	$—

Issuance of Stock for Non-cash Consideration

All issuances of the Company’s common stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued. In certain issuances, the Company may discount the value assigned to the stock issued for illiquidity and restrictions on resale.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other   Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions   Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

(4)           Accounts Receivable

All unbilled receivables at September 30, 2008 are expected to be billed and collected within one year. The unbilled receivables at September 30, 2008 relate to the normal billing cycle and timing of billings. In addition, included in other assets on the accompanying consolidated balance sheet are withheld fees, $166,977 of which are from the Company’s contract from the U.S. Defense Advanced Research Projects Agency (“DARPA”) and $37,820 from the Company’s Small Business Innovation Research (“SBIR”) contract, both of which it expects to receive upon completion of the contracts and final audit from the U.S. Defense Contracting Audit Agency (“DCAA”).

(5)           Inventories

Inventories are carried at the lower of cost (on the first-in, first-out basis) or market and are comprised of materials, direct labor and applicable manufacturing overhead. At September 30, 2008 and December 31, 2007, inventories consisted of the following:

	September 30, 2008 (unaudited)	December 31, 2007

Raw materials, components and sub-assemblies	$229,700	$55,494
Work-in-process	323,587	85,486
Finished goods	128,911	167,049
	$682,198	$308,029

As of September 30, 2008 the Company had three BioSentry units off site that are being used on a test basis.

 (6)           Segment Information

Business Segments

JMAR conducts its operations in three business segments; Laser Products, Sensor Products, and Spectral Systems.

 Laser Products Group

The Laser Products Group, formerly named the Research Division was established to design and build custom lasers for several promising applications, in addition to building and promoting sales of the BriteLight™ laser, a stand-alone laser product for several high power, high brightness applications, as well as the light source for x-ray microscopy. BriteLight™ is a patented, short pulse, diode pumped solid state laser originally developed for creating laser-produced plasma (LPP). In the third quarter, this group competitively won two custom laser contracts: the first from Johns Hopkins University Applied Physics Laboratory to develop two prototype special purpose lasers; and the second from Zebra Imaging, Inc. to provide custom RGB (red, green, blue) lasers for use in a holographic imaging product currently under development.

Sensor Products Group

This segment’s first product is the BioSentry sensor, a continuous, on-line, real-time monitoring system for detecting and classifying harmful microorganisms in water. BioSentry is targeted toward a number of applications across multiple markets, including homeland security, beverage industries, highly visible buildings such as government embassies, pharmaceutical companies, municipal and private water utilities and the rapidly growing number of water amusement parks. Most recently, JMAR has introduced two substantially modified versions: 1) a transportable version called BioSentryLab; and 2) BioAlert, an online monitoring service.

Spectral Systems Group

The Spectral Systems Group designs and develops systems to detect, locate and identify chemical, biological, radiological, nuclear and explosives threats with minimum intrusion, and was recently awarded a subcontract by Creative Electron Inc. to support efforts under a Department of Homeland Security (DHS) contract for development of a new non-intrusive inspection (NII) image processing tool. This business segment is also responsible for developing and demonstrating a double pulse (DP) plasma laser system. This product will use stand-off laser-induced breakdown spectroscopy (LIBS) in applications requiring the identification of foreign substances of interest. The light emissions from targeted objects are analyzed by an optical spectrometer which provides the identification of trace substances such as explosives, metals and drugs.

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

Segment information for the three and nine months ended September 30, 2008 and 2007 is as follows (excluding discontinued operations) (unaudited):

	Laser	Sensor	Spectral
	Products	Products	Systems	Corporate	Total

9 months ended September 30, 2008
Revenue	$197,679	$74,527	$11,900	$-	$284,106
Asset writedowns and special items	-	-	-	-	-
Operating Income (Loss) from continued operations	(2,366,395)	(1,792,645)	(173,924)	(986,408)	(5,319,372)
Total assets	939,803	1,778,848	33,312	1,973,351	4,725,314
Capital Expenditures	22,257	29,335	7,629	25,608	84,829
Depreciation and Amortization	52,702	6,952	212	137,627	197,493

3 months ended September 30, 2008
Revenue	$59,245	$-	$11,900	$-	$71,145
Asset writedowns and special items	-	-	-	-	-
Operating Income (Loss)	(655,893)	(606,574)	(173,924)	(801,931)	(2,238,322)
Capital Expenditures	18,424	29,335	7,629	20,583	75,971
Depreciation and Amortization	18,592	563	212	46,536	65,903

9 months ended September 30, 2007
Revenue	$261,033	$172,069	$-	$-	$433,102
Asset writedowns and special items	(117)	(125,000)	-	-	(125,117)
Operating Income (Loss)	(594,034)	(1,277,752)	-	(1,086,933)	(2,958,719)
Total assets	1,102,806	1,649,648	-	7,775,333	10,527,787
Capital Expenditures	-	8,292	-	1,697	9,989
Depreciation and Amortization	56,048	16,723	-	177,821	250,592

3 months ended September 30, 2007
Revenue	$53,184	$40,122	$-	$-	$93,306
Asset writedowns and special items	-	-	-	-	-
Operating Income (Loss)	(169,494)	(276,739)	-	(277,784)	(724,017)
Capital Expenditures	-	-	-	-	-
Depreciation and Amortization	17,733	861	-	67,008	85,602

Sales to the United States Government totaled $ 71,145, $53,184, $136,679 and $241,533 for the three and nine months ended September 30, 2008 and 2007, respectively.

(7)	Derivative Liabilities

Derivative Liabilities
In connection with the issuance of warrants with certain notes payable (see Note 8), the Company was required to register the underlying shares. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, as amended. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19,, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the warrant agreements and at fair value as of each subsequent balance sheet date.

Warrants Attached to Debt

In connection with the issuance of 5,209,561 warrants, net of 2,388,189 warrants exercised on August 31, 2007, and 119,000,000 warrants issued in conjunction with the $750,000 Note and the $7.5 million Term Note payable to Laurus (see Note 8), respectively, the Company is required to register the underlying shares. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the warrant agreements and at fair value as of each subsequent balance sheet date.  The outstanding warrants were fair valued on April 13, 2007 and September 11, 2007 and determined to have a fair value of $1,747,481 and $13,090,000 respectively.

At September 30, 2008 and December 31, 2007, the Company had derivative liabilities valued at $14,904,337 and $5,022,378, respectively. During the three and nine months ended September 30, 2008, the Company recognized income of $12,358,365 and expense of $10,374,040 related to the change in fair value of the derivative liabilities.  During the three and nine months ended September 30, 2007, the Company recognized income of $5,748,355 and  $6,432,152  related to the change in fair value of the derivative liabilities.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three and nine months ended September 30, 2008: dividend yield of 0% and 0%; expected life of 8 and 9 years; average volatility of 105% and 109%; and risk free interest rate of 3.85% and 3.85%, respectively.

During the current quarter, the Company re-assessed the derivative liability classification of certain of its convertible preferred stock and options and warrants issued to non-employees.  It was determined that liability classification was not appropriate and accordingly the Company reclassified approximately $280,000 from derivative liabilities to additional paid in capital and preferred stock based on the values of such equity instruments.

(8)           Notes Payable

Notes payable as of September 30, 2008 and December 31, 2007, were as follows (all funded debt obligations are with Laurus):

	2008	2007

$7.5 million term note - bears interest at 10.25%	$7,500,000	$7,500,000

$1.75 million term note - bears interest at 15%	1,750,000	—

$750,000 term note - interest at the prime rate plus 2%	750,000	750,000

$3,000,000 working capital line - interest at the prime rate plus 2%.	649,911	649,911
	10,649,911	8,899,911

Less: Debt discount	(3,844,799)	(6,885,978)
Less: Current portion	(6,805,112)	(612,100)
	$—	$1,401,833

Working Capital Line  In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (the “Working Capital Line”) with Laurus . The term of the Working Capital line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line). The 2006 Working Capital Line allowed the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval from Laurus, the 2006 Working Capital Line provided for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate (7 percent at September 30, 2008) on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line matures in August 2009. As of September 30, 2008, there was $649,911 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.

In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000.  The warrants were vested immediately.  Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants.

At September 30, 2008 and December 31, 2007, the unamortized discount and fees of $135,167 and $141,186, respectively, were offset against borrowings on the Working Capital Line in the accompanying consolidated balance sheets. The discount is being amortized over the life of the 2006 Working Capital Line, resulting in $21,180 and $63,450 of interest expense for the three and nine months ended September 30, 2008 and $93,750 and $187,500 for the three and nine months ended September 30, 2007, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees.

Term Notes   On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (the “750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock. The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on August 31, 2009, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a net share cashless exercise provision, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. Based on the registration rights associated with the underlying shares of the warrant, the Company has recorded the fair value of the warrants as derivative liabilities in accordance with EITF No. 00-19.  The estimated fair value was $625,147 at September 30, 2008.  The Company recorded the estimated fair value of the warrant of the $750,000 Note as a debt discount and is amortizing it over the life of the $750,000 Note. During the three and nine months ended September 30, 2008, the Company recorded $74,220 and $222,660 of interest expense related to such amortization. During the three and nine months ended September 30, 2007, the Company recorded $93,750 and $187,500 of interest expense related to such amortization.

On September 12, 2007, the Company entered into a Securities Purchase Agreement (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007, with Laurus and related agreements. Pursuant to the September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note ("the $7,500,000 Term Note") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock.  The warrants have a term of ten years with immediate vesting and an exercise price of $0.01.  Based on the registration rights associated with the underlying shares of the warrant, the Company has recorded the estimated fair value of the warrants of $13,090,000 based on the Black Scholes option pricing model as debt discount and derivative liabilities in accordance with EITF No. 00-19.  The estimated fair value was $14,280,000 at September 30, 2008. At September 30, 2008 and December 31, 2007, the unamortized discount and fees of $1,250,000 and $4,062,500, respectively, were offset against borrowings in the accompanying consolidated balance sheets. The discount is being amortized over the life of the September 2007 SPA, resulting in $937,500 and $2,812,500 of interest expense for the three and nine months ended September 30, 2008 and $937,500 and $1,250,000 for the three and nine months ended September 30, 2007, respectively.

The maturity date of the $7,500,000 Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7,500,000 Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7,500,000 Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899 of the proceeds were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus Capital Management, LLC, was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

On September 24, 2008, the Company entered into a Securities Purchase Agreement with Laurus (the “September 2008 SPA"). Pursuant to the September 2008 SPA, Laurus completed a loan to the Company totaling $1,750,000 evidenced by a Secured Term Note (the “$1.75 million Term Note"). The maturity date of the $1.75 million Term Note is August 31, 2009. Interest on the $1.75 million Term Note is payable monthly, with interest payable at 10% per annum and an additional 5% accruing monthly and payable at maturity. The $1.75 million Term Note was disbursed as follows: 1) $380,000 was disbursed directly to the Company, 2) $1,307,250 of the proceeds was funded and placed in a restricted account, 3) Laurus was paid a closing fee of $61,250, and 4) a $1,500 fee was paid to the escrow agent, all of which have been included in debt discount and are being amortized through August 2009. Amortization of $5,319 was charged to interest expense in the three and nine months ended September 30, 2008.

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

Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, a commercial bank previously issued a letter of credit currently in the amount of $78,645 that is expiring in November.  The Company will be replacing the letter of credit starting in November through security of a bank account in favor of the landlord that will increase to $53,645 by January 2009. In the future, as the total obligation under the lease reduces, funds will be released to the Company from the account in accordance with the security provision in the lease.

(9)            Equity Transactions

Laurus Preferred Stock and Warrants

If not previously converted, the Series G, I and J Preferred Stock, as amended, must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	September 30, 2008	2009
Series G Preferred	$1,177,800	$1,177,800
Series I Preferred	5,797,651	5,797,651
Series J Preferred	708,800	708,800
Total	$7,684,251	$7,684,251

In connection with the preferred stock financing transactions with Laurus, the Company issued warrants to Laurus to purchase a total of 127,048,956 shares of common stock at prices ranging from $0.01 to $5.00. As of September 30, 2008 all of the preferred stock and warrants held by Laurus are convertible or exercisable into approximately 147.1 million shares.

All of the preferred stock and warrants (the “Securities”) held by Laurus contain provisions that restrict the right of Laurus to convert or exercise its JMAR Securities in order to limit its percentage beneficial ownership. If Laurus were to waive these beneficial ownership limitations the Securities would be convertible for or exercisable into more than 9.99% of the outstanding shares of the Company’s common stock commencing 75 days after notice of such waiver. However, Laurus has not requested such a waiver. Laurus has also agreed that none of the Securities shall be converted or exercised to the extent that conversion or exercise of the Securities would result in Laurus beneficially owning more than 19.9% of the shares of the Company’s common stock (as of various issuance dates of the Securities) unless and until the Company obtains stockholder approval of such excess. Excluded from such calculation are all shares issued to Laurus upon conversion of convertible preferred stock or exercise of warrants but no longer owned by Laurus.

Included in the income/ (loss) available to common shareholders in the accompanying consolidated statements of operations for the three months ended September 30, 2008 and 2007 are preferred stock dividends of $205,678, and $578,467, respectively. These amounts for the three months ended September 30, 2008 and 2007 consist of two elements: 1) $106,338, and $159,243, respectively, of preferred stock dividends paid or payable in cash and 2) $99,340 and $419,224, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain amendments to the Preferred Stock.

Included in the loss applicable to common shareholders in the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007 are preferred stock dividends of $736,897, and $1,404,850, respectively. These amounts for the nine months ended September 30, 2008 and 2007 consist of two elements: 1) $339,567, and $481,528, respectively, of preferred stock dividends paid or payable in cash and 2) $397,330 and $923,322, respectively, related to the discount representing the beneficial conversion feature of the redeemable convertible preferred stock which is the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain amendments to the Preferred Stock.

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

In April 2008, the Company entered into a four-year consulting agreement for services related to investor communications. The terms of the agreement, among other items, include monthly payments of $10,000 plus expenses. Also, a warrant to purchase an aggregate of 12,268,103 shares of the Company’s common stock at an exercise price of $0.0001, vesting through April 2010 and expires in 2012. During the nine months ended September 30, 2008, the Company recorded $526,506 of consulting expense related to the amortization of 3,067,026 warrants that vested during the period.  In accordance with EITF Topic D-90, the unvested equity instruments are not considered to be issued or outstanding.

In March 2008, the Company entered into a one-year consulting agreement for services related to investor communications. The terms of the agreement, among other items, include monthly payments of $12,000 plus expenses. In addition, the Company issued the consultant 600,000 shares of non-forfeitable common stock, which was valued at $60,000 (estimated fair value based on the closing market price on the measurement date), recorded as a prepaid asset and is being amortized over the life of the consulting agreement. Also, a fully-vested non-forfeitable warrant to purchase an aggregate of 2,400,000 shares of the Company’s common stock at exercise prices ranging from $0.10 - $0.75, and expires in March 2010. The warrant was valued at $116,013 based on the Black Scholes option pricing model, was recorded as a prepaid asset and is being amortized over the life of the related consulting agreement.  During the nine months ended September 30, 2008, the Company recorded $91,837 of consulting expense related to the amortization of the equity instruments that vested during the period.

Issuances of Common Stock

During the three months ended March 31, 2008, the Company issued 37,500 shares of common stock for services performed in the amount of $4,500.  The shares were valued at the fair market value of the Company’s common stock on the date of issuance.

During the three months ended March 31, 2008, the Company entered into an agreement with a service provider in which half of their fees incurred will be paid in stock.  The stock will be priced at 80% of the average closing price of the Company’s common stock over the last ten trading days prior to the invoice date.  64,280 shares of common stock were issued during the three months ended September 30, 2008 at a value of $8,776.  20,157 of these shares were committed to be issued as of June 30, 2008 at a value of $3,131, with the remaining value recognized during the three months ended September 30, 2008.

During the three months ended June 30, 2008, the Company issued 12,500 shares of common stock for services performed in the amount of $2,625.  The shares were valued at the fair market value of the Company’s common stock on the date of issuance.

During the three months ended June 30, 2008, the Company issued 681,489 shares of common stock for services performed to the Company’s board of directors in the amount of $55,002.  552,046 of these shares were committed to be issued as of March 31, 2008 at a value of $31,002, with the remaining value recognized during the three months ended June 30, 2008.  The shares were valued at the fair market value of the Company’s common stock on the date of issuance.  During the three months ended September 30, 2008, the Company committed to issue shares of common stock to the board of directors valued at $24,030.

During the three months ended June 30, 2008, the Company’s Chairman purchased 2,000,000 shares of common stock for $100,000.  The shares were committed to be issued as of March 31, 2008.

During the three months ended June 30, 2008, the Company agreed to issue 1,500,000 shares of common stock to employees.  The shares vest through March 2011 and will be valued when they are vested.  A total of 400,000 shares vested during the three months ended March 31, 2008 at a value of $47,000, were committed to be issued at March 31, 2008 and were formally issued during the three months ended June 30, 2008.

During the three months ended September 30, 2008, warrants to purchase 144,000 shares of common stock were exercised on a cashless basis.  The Company issued 66,133 shares of common stock upon the exercise

(10)	Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per common share were computed by dividing loss applicable to common stock by the weighted average number of shares of common stock outstanding during the year. At September 30, 2008 and 2007 the Company had approximately 200,000,000 and 155,000,000 potentially dilutive shares, respectively, all of which are antidilutive and were excluded from the computation of diluted loss per share due to the Company’s losses in the nine months ended September 30, 2008 and in the three and nine months ended September 30, 2007. Dilutive shares for the three months ended September 30, 2008 are presented in the accompanying statement of operations.

(11)	Discontinued Operations

The income/ (loss) from discontinued operations of $0, $(108,766), $ 0 and $576,616 for the three and nine months ended September 30, 2008 and 2007, respectively, is related to the closure of the business operations of the Company’s Burlington, Vermont location (the “Vermont Operations”) as of September 30, 2007. On November 7, 2007 the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (“ARA”) of Randolph, Vermont to sell to ARA certain assets of the Vermont Operations including; rights to the Vermont Operations’ current proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments and certain other facility operating costs of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 30, 2008. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

At September 30, 2008 and December 31, 2007, net assets and liabilities of the discontinued operations consisted of the following:

	September 30, 2008 (unaudited)	December 31, 2007
Current Assets:
Cash	$—	$178
Accounts receivable	—	479,164
	$—	$479,342

Current Liabilities:
Accounts payable	$461,289	$465,672
Accrued liabilities	243,044	243,044
	$704,333	$708,716
Non-Current Liabilities:
Deferred rent incentive	$89,209	$89,209

The gain from operations of discontinued operations of the Vermont Operations for the three and nine months ended September 30, 2008 and 2007 consisted of the following (unaudited):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Revenues	$—	$415,676	$—	$2,401,540
Cost of revenues	—	505,704	—	1,605,867
Gross profit	—	(90,028)	—	795,673

Selling, general and administrative	—	100,130	—	272,639
Research and development	—	3,710	—	4,424
Total operating expenses	—	103,840	—	277,063
Income/ (loss) from operations	—	(193,868)	—	$518,610
Interest and other income - net	—	85,102	—	58,006
Provision for income taxes	—	—	—	—
Income/ (loss) from operations of discontinued operations	$—	$(108,766)	$—	$576,616

(12)	Income Taxes

The Company adopted the provisions of FIN 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

(13)         Subsequent Events

On October 10, 2008 the Board of Directors approved a four year agreement, effective April 1, 2008, retaining the consulting services of NSI to provide business, financial and related services to the Company and/or its subsidiaries and affiliates as the Board may designate (see Note 3). NSI shall receive compensation for the services rendered consisting of (i) options to purchase shares of common stock of the Company, exercisable at $0.0001 per share, in the amount of 12,268,103 options with two year vesting, commencing April 1, 2009 and (ii) an annual consulting fee of $120,000 for each calendar year, payable monthly in arrears. NSI is a Canadian corporation.

On November 11, 2008 250,000 shares were issued to each of two directors as the result of one year vesting from approval by the Company’s Board of Directors on October 26, 2007.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

JMAR Technologies, Inc. is a leading innovator in the development and commercialization of sensing systems for the detection of chemical, biological, radiological, nuclear and explosive (CBRNE) materials. Coupled with its established expertise in building advanced laser systems, JMAR provides solutions for a broad range of military, industrial and commercial applications.

The Company draws on more than twenty years of experience and thirty patents in photonics, laser and detection technologies to develop products and solutions that address some of the world’s most pressing issues such as water quality, hazard detection and homeland security. JMAR’s vision is to continue to develop innovative technologies and products that support the advancement of global health, safety, and security initiatives. Currently, JMAR has two commercial product lines: the BioSentry® system, an on-line real-time monitoring system for detecting and classifying harmful microorganisms in water, also available in 1) a transportable version called BioSentryLab, and 2) BioAlert, an online monitoring service; and the BriteLight™ laser, a stand-alone laser product for several high power, high brightness applications, as well as the light source for x-ray microscopy.

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

Over the past 15 years, our research and development programs received in excess of $100 million in funding under DARPA and ARL contracts, which for DARPA ended in 2006, and which for ARL the funding support continues today for very different and unique technology development projects. In the nine months ended September 30, 2008 and 2007, approximately 48.1% and 55.8%, respectively, of our revenue was derived as the prime contractor or subcontractor for a government contract.

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

JMAR conducts its operations in three business segments; Laser Products, Sensor Products, and Spectral Systems

 Laser Products Group

The Laser Products Group, formerly named the Research Division, carries out research and development involving JMAR’s patented high brightness, short pulse, diode pumped solid state lasers and laser-produced plasma (LPP) technology. A major portion of the Research Division’s R&D funding has been obtained through contracts from the DARPA and more recently by the U.S. Army Research Laboratories (ARL). JMAR is continuing to enhance its product offering by extending its core technologies to include spectroscopy engineering and Raman sensing as key elements of a robust solution for substance detection and identification.  In addition, the design and development of several custom lasers has been proposed for unique commercial and defense applications. As prototype products are developed, and if the projected number of sales warrant, they will be considered for transfer to a third party contract engineering firm for product manufacturing.

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

During the three and nine months ended September 30, 2008, and 2007, Laser Products accounted for approximately 83.3%, 69.6%, 57.0% and 60.0%, respectively of the Company’s revenues.

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

In January 2008, a trial BioSentry system was delivered to a major international pharmaceutical company to determine its efficacy for real-time detection and classification of waterborne microorganisms in the production of high purity water used in the pharmaceutical manufacturing process.  The objective is to augment traditional “grab sample”/laboratory analysis that can take up to five days before results are obtained. Their suitability assessment should be completed in the near term.

In February 2008 JMAR delivered two BioSentry systems under a purchase order from Aquatec, a Swiss distributor of water control systems, which potentially could lead to several larger purchases because municipal water districts can be liable to their users for contamination problems. In addition, the Company is engaged in discussion with a large international water products and management company regarding their potential as a consumer and distributor of BioSentry products. Recent orders for BioSentry systems have been received for health & beauty aids and wastewater management applications.

During the three and nine months ended September 30, 2008, and 2007, the Sensor Products segment accounted for approximately 0%, 26.2%, 43.0 % and 40.0%, respectively, of the Company’s revenues.

Spectral Systems Group

The Spectral Systems Group designs and develops products to detect, locate and identify radiological/nuclear threats with minimum intrusion, and was recently awarded a subcontract by Creative Electron Inc. to support efforts under a Department of Homeland Security (DHS) contract for development of a new non-intrusive inspection (NII) image processing tool. Spectral Systems has also been assigned systems integration responsibilities and in this regard is building JMAR’s first DP – LIBS system for demonstration in the spring of 2009, using government and Company funding to accelerate product development for security applications.

During the three and nine months ended September 30, 2008, and 2007, Spectral Systems accounted for approximately 16.7%, 4.2%, 0 % and 0%, respectively, of the Company’s revenues.

In September 2007, the Company negotiated a $7,500,000 Term Note with Laurus (the “$7.5 million Term Note”). The draw-downs under the Laurus $7.5 million Term Note have enabled the Company to continue the development of its emerging new products and for working capital requirements in 2007 and through late September 2008.

Pursuant to the $7.5 million Term Note Securities Purchase Agreement, the Company agreed that by mid-October 2007 it would discontinue all business operations and sell the assets associated with the Vermont Operations to one or more third parties and transfer any remaining assets to the Company’s San Diego location. As a result, the Vermont Operations were discontinued as of September 30, 2007.

On November 7, 2007, the Company executed an Asset Purchase Agreement (the "Agreement") with Applied Research Associates, Inc. (ARA) of Randolph, Vermont to purchase certain assets of the Vermont Operations including; rights to the Vermont Operations’ proposal to NAVAIR; the x-ray stepper and optical microscope hardware; and the intellectual property, including four patents, related to x-ray lithography. Under the Agreement, ARA was responsible for all lease payments of the Vermont Operations’ building under a sublease from the Company for the remainder of the lease term from October 16, 2007 through its termination on March 30, 2008 and for certain costs of the building and office operation until closing of the transaction. In January 2008, JMAR received payment for the sale of the Vermont Operations, including reimbursement of certain building lease payments and operating costs for total proceeds of $218,607.

Accordingly, the Company has reflected the Vermont Operations as discontinued operations for all periods included in this Form 10-Q.

The financing provided by the $7.5 million Term Note has funded the Company’s operations through late September, 2008.

In September 2008, the Company accepted interim financing of $1,750,000 from Laurus (the “$1.75 million Term Note”).  Based on operating budget projections and discussions with Laurus, the Company anticipates receiving additional financing that will cover continuing operations through year-end and beyond.

The Company will require drawdowns through the near term under the $1.75 million Term Note to continue the marketing and development of emerging new products and for working capital requirements. There are no assurances that funds will be available under the $1.75 million Term Note, due to Laurus’ requirement to approve every drawdown.  The Company is continuing to pursue other opportunities to raise additional funds in the future. Management believes, but cannot assure, that the Company will be able to raise additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in Note 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Part II - Item 1A below.

Sources of Revenue

Contract Research and Development, Technical Support, and Production Programs

The majority of JMAR’s revenues has been derived as the prime contractor or subcontractor for government contracts. These contracts have generated intellectual property owned by the Company in areas in which JMAR believes there are significant commercial applications.

Standard Products

The Company is engaged in discussion with a large international water products and management company regarding their potential as a consumer and distributor of BioSentry products. JMAR has placed a small number of units with commercial and government customers, including a beverage company, several water utilities and federal agencies. Additional product development was recently completed to take full advantage of the potential markets for the BioSentry system. Because of the interest received at recent trade shows and the mounting number of inquiries on the product price and availability, JMAR is promoting a greater awareness of the product and augmenting its marketing and sales staff.

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

Results of Operations

Revenues. Total revenues from continuing operations for the three months ended September 30, 2008 and 2007 were $71,145, and $93,306, respectively. Revenues for the nine months ended September 30, 2008 and 2007 were $284,106 and $433,102, respectively. The majority of the Company’s revenues for all of these periods were contract revenues. Revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Sensor Products Group	$-	$40,122	$74,527	$172,069
Laser Products Group	59,245	53,184	197,679	261,033
Spectral Systems Group	11,900	-	11,900	-
	$71,145	$93,306	$284,106	$433,102

The decrease in revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was due primarily to a reduction in revenue from sales of BioSentry. The decrease in revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, was due to a $116,754 reduction in revenues from our SBIR contract and a $97,542 reduction in revenues in the Sensor Products Group.  Partially offsetting these decreases was an increase of $53,400 of BriteLight and $11,900 of Spectral Systems sales from the nine month period ended September 30, 2008 compared to the nine month period ended September 30, 2007.  As discussed above in “Sources of Revenue”, the Company reflects the Vermont Operations as a discontinued operation.

Income/ (Losses). The net income/ (loss) for the three months ended September 30, 2008 and 2007 was $8,988,808 and $(893,099), respectively and for the nine months ended September 30, 2008 and 2007, the net income/ (loss) was $(19,406,534) and $(2,627,359), respectively. The income/ (loss) from continuing operations for the three months ended September 30, 2008 and 2007 was $ 8,864,122 and $(784,333), respectively, and for the nine months ended September 30, 2008 and 2007 the income/ (loss) from continuing operations was $(19,406,534) and $(3,203,975), respectively. The $9,757,221 increase in net income for the three months ended September 30, 2008 as compared to the loss for September 30, 2007 is principally due to a reduction in the fair value of derivative liability of $6,610,010, a reduction in interest and other expense of $4,616,455 and a reduction in the loss from discontinued operations of $108,766, principally offset by an increase in selling, general and administrative expenses of $1,233,473 and an increase in the costs invested in product development (see further discussion below) of $285,977. The $16,779,175 increase in the net loss for the nine months ended September 30, 2008 as compared to September 30, 2007 is principally due to relatively greater increased change in the fair value of derivative liability of $16,806,192, plus an increase in selling, general and administrative expenses of $1,555,452 , an increase in product development (see further discussion below) of $814,389, a reduction in the income from discontinued operations of $576,616, a reduction of other income from sales of assets of $520,167 and a reduction of gross profit of $115,929, offset by a reduction in interest and other expense of $3,545,642 and by a reduction in asset write-downs of $125,117.

Gross Margins. Gross margins for the three months ended September 30, 2008 and 2007 were 17.2 % and 7.6%, respectively. Gross margins for the nine months ended September 30, 2008 and 2007 were 1.6 % and 27.8%, respectively. The Company’s margins were higher in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 due to higher gross margin earned on the SBIR Contract in 2008 than on SBIR and BioSentry revenue in 2007. The Company’s margins were lower in the first nine months of 2008 as compared to the first nine months of 2007 principally due to a loss on the sale of a laser product in the first quarter of 2008. The Company is investing in new product development activities that it believes will lead to increased sales and higher margin products in the future.

Selling, General and Administrative (SG&A). SG&A expenses were $1,901,147 and $667,674 for the three months ended September 30, 2008 and 2007, respectively, and $4,029,991 and $2,474,539 for the nine months ended September 30, 2008 and 2007, respectively. The increase in SG&A expenses for the three months ended September 30, 2008 compared to 2007 was primarily attributable to an increase in professional fees –including legal, accounting and proxy services - of $739,815, stock-based compensation of $154,843, salaries and benefits of $153,678, marketing support, advertising and industry show expenses of $107,086 and recruitment and relocation costs of $13,719 for new employees. The increase in SG&A expenses for the nine months ended September 30, 2008 compared to 2007 was principally due to increases in professional fees – including legal, accounting and proxy services - of $982,989, stock-based compensation of $239,885, recruitment and relocation costs of $141,655 for new employees, marketing support, advertising and industry show expenses of $124,824 and salaries and benefits of $64,710.

Research, Development and Engineering Program (RD&E). The Company’s RD&E consists of two types: customer-funded RD&E (U.S. government) and Company-funded RD&E. Both types of RD&E costs are expensed when incurred.

●
Customer-funded RD&E costs incurred,  primarily related to the SBIR Contract, are included in “Costs of Revenues”, and totaled $58,912 and $61,141 for the three months ended September 30, 2008 and 2007, respectively, and $98,082  and $230,790 for the nine month periods ended September 30, 2008 and 2007, respectively. The decrease in customer-funded RD&E expenditures for the three months ended September 30, 2008 relative to 2007 primarily consists of a decrease of $20,087 related to the SBIR Contract, offset by an increase of $11,900 from Spectral Systems.  The decrease in customer-funded RD&E expenditures for the nine months ended September 30, 2008 relative to 2007 primarily consists of a decrease of $132,707 related to the SBIR Contract.

●
Company-funded RD&E costs associated with product development are shown in “Operating Expenses” and totaled $349,408 and $63,431 for the three months ended September 30, 2008 and 2007, respectively, and $1,293,998 and $479,609 for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 is primarily due to increased product development expenditures related to the DP-LIBS and UV laser.

Total RD&E expenditures for the three month periods were $408,320 and $124,572 for 2008 and 2007, respectively, and $1,392,080 and $710,399 for the nine month periods in 2008 and 2007, respectively. Total RD&E expenditures as a percentage of revenues were 574% and 134% for the three months ended September 30, 2008 and 2007, respectively, and 490% and 164% for the nine months ended September 30, 2008 and 2007, respectively. The RD&E expenditures as a percentage of revenues have been historically higher than that for a commercially oriented company because much of the Company’s revenues have been R&D contract revenues. In addition, the Company’s revenues have been declining.

Discontinued Operations. The income/ (loss) from operations of discontinued operations was $0 and $(108,766) for the three months ended September 30, 2008 and 2007, respectively and $0 and $576,616 for the nine months ended September 30, 2008 and 2007, respectively. The income from operations of discontinued operations is related to the Vermont Operations, which was discontinued as of September 30, 2007.

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

Interest and Other Expense. Interest and other expense for the three months ended September 30, 2008 and 2007 was $1,266,806 and $5,883,261, respectively, and for the nine months ended September 30, 2008 and 2007 was $3,785,359 and $7,331,001, respectively. Interest and other expense was $4,616,455 lower for the three months ended September 30, 2008 compared to 2007 principally due to the $5,590,000 derivative liability recorded in 2007 related to warrants attached to the $750,000 and $7.5 million Term Notes from Laurus and higher cash interest of $73,238, principally due to greater borrowings under the term notes, offset largely by amortization of debt discount of $1,011,720 in 2008 as compared to $93,750 in 2007.  Interest expense was $3,545,642 lower for the nine months ended September 30, 2008 compared to 2007 principally due to the $6,587,481 derivative liability recorded in 2007 related to warrants attached to the $750,000 and $7.5 million Term Notes from Laurus, offset largely by amortization of debt discount of $3,034,890 in 2008 compared to $187,500 in 2007 and an increase in cash interest expense of $199,012 largely due to the greater utilization of the Company’s $7.5 million Term Note. Included in non-cash interest expense for the three months and nine months ended September 30, 2008 and 2007 is $21,180, $72,618 and $63,540, $217,854 respectively, related to the beneficial conversion feature and fair value of warrants issued in connection with the Working Capital Line, and the $750,000 and $7.5 million Term Notes described below. These amounts were charged to expense using the effective yield method over the period from the issuance date to the earlier of the maturity date of the debt or the conversion dates.

Preferred Stock Dividends.  Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 are deemed preferred stock dividends of $205,678 and $578,467, respectively. The amounts for the three months ended September 30, 2008 and 2007 consist of $106,338 and $159,243 of preferred stock dividends paid or payable in cash and $99,340 and $419,224 of the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the preferred stock.

 Included in the loss applicable to common shareholders in the accompanying Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 are deemed preferred stock dividends of $736,897 and $1,404,850, respectively. The amounts for the nine months ended September 30, 2008 and 2007 consist of $339,567 and $481,528 of preferred stock dividends paid or payable in cash and $397,330 and $923,322 of the discount representing the beneficial conversion feature of the redeemable convertible preferred stock, the fair value of warrants issued in connection with the preferred stock and the difference between the fair value of the preferred stock immediately prior to and after certain prior amendments to the preferred stock.

Change in fair value of derivative liability. The major factor in the increased income for the three months ended September 30, 2008 compared to 2007 was the relatively greater reduced change in the derivative liability of $6,734,696. This was due to the effect of the decrease in the stock price from $0.21 to $0.12 per share during the quarter ended September 30, 2008 as compared to the decrease in the stock price from $0.14 to $0.07 per share during the quarter ended September 30, 2007. The major factor in the increased loss for the nine months ended September 30, 2008 compared to 2007 was the relatively greater increased change in the derivative liability of $(16,681,506). This was due to the effect of the increase in the stock price from $0.04 to $0.12 per share during the nine months ended September 30, 2008 as compared to the decrease in the stock price from $0.17 to $0.07 per share during the nine months ended September 30, 2007.

 Liquidity and Financial Condition

General. Cash and cash equivalents at September 30, 2008 and December 31, 2007 were $159,833 and $174,879, respectively. In the nine months ended September 30, 2008, we funded our operations primarily from borrowings under the term notes. The decrease in cash and cash equivalents during the nine months ended September 30, 2008 of $15,046 resulted from many factors, principally cash used in operations of $4,359,850 which was principally related to net loss, net of non-cash items of $(4,506,428). This was largely offset by $4,491,313 net cash provided by financing activities comprised of a decrease in restricted cash of $3,069,297 and borrowings of $1,687,250 on term notes and issuance of common stock of $84,360, offset by payment of preferred dividends of $349,594.

Working capital deficit as of September 30, 2008 and December 31, 2007 was $22,734,291 and $6,384,787, respectively. The $16,349,504 decrease in working capital is primarily due to the $9,881,959 increase in the Company’s derivative liabilities and the $6,290,368 increase in the short-term portion of the term notes.

Our cash requirements have been and will continue to be significant. JMAR’s operations will continue to use cash in 2008 for 1) marketing; 2) product development efforts; 3) corporate costs, primarily related to the cost of being a public company; 4) interest and preferred stock dividends and 5) other working capital needs.

The financing provided by the $7.5 million Term Note has funded the Company’s operations through late September, 2008.

In September 2008, the Company accepted interim financing of $1,750,000 from Laurus (the “$1.75 million Term Note”).  Based on operating budget projections and discussions with Laurus, the Company anticipates receiving additional financing that will cover continuing operations through year-end and beyond.

The Company will require drawdowns through the near term under the $1.75 million Term Note to continue the marketing and development of emerging new products and for working capital requirements. There are no assurances that funds will be available under the $1.75 million Term Note, due to Laurus’ requirement to approve every drawdown.  The Company is continuing to pursue other opportunities to raise additional funds in the future.

 Management believes, but cannot assure, that the Company will be able to raise those additional funds through equity or other financings to fund future operations.  This belief is derived from the Company’s historical access to equity and debt markets. See further discussion in Note 1 in the accompanying Notes to Consolidated Financial Statements and “Risk Factors” in Part II - Item 1A below.

Working Capital Line  In March 2003, the Company entered into a Revolving Fixed Price Convertible Note (Working Capital Line) with Laurus Master Fund (Laurus). The term of the Working Capital line expired on March 21, 2006 and was replaced by a new line of credit facility (2006 Working Capital Line). The 2006 Working Capital Line allowed the Company to borrow from time-to-time up to 90% of eligible accounts receivable and up to 50% of eligible inventory up to $500,000, up to an aggregate maximum of $3 million. Upon approval from Laurus, the 2006 Working Capital Line provided for advances in excess of the availability (Overadvance). The 2006 Working Capital Line is non-convertible and has no financial ratio covenants. The interest rate (7 percent at September 30, 2008) on the 2006 Working Capital Line is equal to the prime rate plus 2 percent. The 2006 Working Capital Line matures in August 2009. As of September 30, 2008, there was $649,911 outstanding under the 2006 Working Capital Line, including a $500,000 Overadvance.

In connection with the 2006 Working Capital Line, the Company issued two warrants to Laurus to purchase approximately 458,181 shares of common stock at an exercise price of $0.01 per share and paid fees of $108,000.  The warrants were vested immediately.  Both warrants expire in March 2016. In connection with the issuance of these warrants, the Company recorded a discount of $471,926, representing the fair value of the warrants based on the Black Scholes pricing model using the following assumptions: risk-free interest rate of 4.9 percent based on estimated yields of 10-year U.S. Treasury Securities; expected dividend yield of 0 percent; expected life of 10 years; and expected volatility of 91 percent. The volatility is based on JMAR’s historical stock prices for the past ten years, consistent with the expected life of the warrants.

At September 30, 2008 and December 31, 2007, the unamortized discount and fees of $135,167 and $141,186, respectively, were offset against borrowings on the Working Capital Line in the accompanying consolidated balance sheets. The discount is being amortized over the life of the 2006 Working Capital Line, resulting in $21,180 and $63,450 of interest expense for the three and nine months ended September 30, 2008 and $93,750 and $187,500 for the three and nine months ended September 30, 2007, respectively. Also included in the discount are other fees paid to Laurus, including annual renewal fees

Term Notes   On April 13, 2007, the Company and Laurus entered into a Securities Purchase Agreement which provided for the loan of $750,000 to the Company evidenced by a Secured Promissory Note (“the “750,000 Note”), together with a Warrant to purchase 7,597,750 shares of Common Stock. The terms of this transaction provided for the following: 1) the $750,000 Note accrues interest at the rate of prime rate plus 2%, with interest payable monthly in arrears which commenced on May 1, 2007, 2) the principal and all unpaid interest is due on August 31, 2009, 3) $250,000 of the loan proceeds are held in a restricted account until the satisfaction of certain stated minimum “burn rate” conditions and the achievement of certain business milestones, 4) the obligations under the Securities Purchase Agreement and the $750,000 Note are secured by the grant of a security interest in all of the Company’s assets, together with the benefit of security interests previously granted to secure other financing transactions with Laurus, 5) the Warrant has a term of ten years and an exercise price of $0.01 per share and contains a net share cashless exercise provision which is exercisable in the event that a registration statement covering the Warrant is not effective; provided, however, Laurus is restricted from selling the shares issuable under the Warrant for a one year period following issuance of the Warrant, 6) the Company entered into a registration rights agreement providing for the filing of a registration statement covering the resale of the Warrant shares within six months after the closing of this transaction, and 7) the Company paid a fee of $26,250 to Laurus. Based on the registration rights associated with the underlying shares of the warrant, the Company has recorded the fair value of the warrants as derivative liabilities in accordance with EITF No. 00-19.  The estimated fair value was $625,147 at September 30, 2008.

On September 12, 2007, the Company entered into a Securities Purchase Agreement (the “September 2007 SPA"), dated for identification purposes as of August 31, 2007, with Laurus and related agreements. Pursuant to the September 2007 SPA,  Laurus completed a loan to the Company of $7,500,000 evidenced by a Secured Term Note ("the $7,500,000 Term Note") and was issued two warrants (the “September 2007 Warrants") for the purchase of a total of 119,000,000 shares of the Company’s Common Stock.  The warrants have a term of ten years with immediate vesting and an exercise price of $0.01.  Based on the registration rights associated with the underlying shares of the warrant, the Company has recorded the estimated fair value of the warrants of $13,090,000 based on the Black Scholes option pricing model as debt discount and derivative liabilities in accordance with EITF No. 00-19.  The estimated fair value was $14,280,000 at September 30, 2008. At September 30, 2008 and December 31, 2007, the unamortized discount and fees of $1,250,000 and $4,062,500, respectively, were offset against borrowings in the accompanying consolidated balance sheets. The discount is being amortized over the life of the September 2007 SPA, resulting in $937,500 and $2,812,500 of interest expense for the three and nine months ended September 30, 2008 and $937,500 and $1,250,000 for the three and nine months ended September 30, 2007, respectively.

The maturity date of the $7,500,000 Term Note is August 31, 2009. Interest on the Note is payable monthly, with interest accruing at the rate of two percent above the prime rate, as determined from time to time, but at a rate of no less than 10.25% per annum. The $7,500,000 Term Note was disbursed principally as follows: 1) $620,000 was disbursed directly to the Company, 2) $6,420,600.61 of the proceeds of the $7,500,000 Term Note were funded and placed in a restricted account, with the disbursement of such funds subject to the conditions described below, 3) $194,899 of the proceeds were paid to Laurus at closing in satisfaction of outstanding interest, dividends and other obligations owing to Laurus under other loans and securities previously issued to Laurus, and 4) Laurus Capital Management, LLC, was paid a closing fee of $262,500. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

On September 24, 2008, the Company entered into a Securities Purchase Agreement with Laurus (the “September 2008 SPA"). Pursuant to the September 2008 SPA, Laurus completed a loan to the Company totaling $1,750,000 evidenced by a Secured Term Note (the “$1.75 million Term Note"). The maturity date of the $1.75 million Term Note is August 31, 2009. Interest on the $1.75 million Term Note is payable monthly, with interest payable at 10% per annum and an additional 5% accruing monthly and payable at maturity. The $1.75 million Term Note was disbursed as follows: 1) $380,000 was disbursed directly to the Company, 2) $1,307,250 of the proceeds was funded and placed in a restricted account, 3) Laurus was paid a closing fee of $61,250, and 4) a $1,500 fee was paid to the escrow agent. The incremental release of the funds deposited into the restricted account will only occur pursuant to written operating budgets of the Company to be submitted to Laurus no less than monthly (the "Monthly Operating Budgets"), which budgets shall be, in form and substance acceptable to Laurus in its sole discretion. If the Monthly Operating Budgets fail to be acceptable to Laurus in form or substance, no funds from the restricted account shall be released to the Company.

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

Letter of Credit. In connection with the Company’s lease of its Rancho Bernardo facility, a commercial bank previously issued a letter of credit currently in the amount of $78,645 that is expiring in November.  The Company will be replacing the letter of credit starting in November through security of a bank account in favor of the landlord that will increase to $53,645 by January 2009. In the future, as the total obligation under the lease reduces, funds will be released to the Company from the account in accordance with the security provision in the lease.

Cash Used in Operations. Cash used in operating activities was $2,586,092 higher in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, due to a greater net loss of $16,779,175 and a relatively higher use of cash for working capital items of $437,818, offset by increases in non cash items of $ 13,602,810 and the change of $1,028,091 in the combined income/(loss) and net assets and liabilities of discontinued operations.

Cash Used in Investing Activities. In the nine months ended September 30, 2008, cash used in investing activities was $146,509 compared to a use of $41,990 in the nine months ended September 30, 2007, principally due to the $74,840 increase in purchase of property and equipment and $20,656 increase in addition to intangible assets (patents).

Cash Provided by (Used in) Financing Activities. In the nine months ended September 30, 2008, cash provided by financing activities was $4,491,313 compared to $1,267,457 in the nine months ended September 30, 2007, principally due to the decrease in restricted cash of $3,069,297 plus borrowings on term notes of $1,687,250 in the nine months ended September 30, 2008 as compared to the increase in restricted cash of $6,437,408 offset by borrowings on term notes of $7,107,949 in the nine months ended September 30, 2007. Cash payments of preferred stock dividends were $349,594 as compared to $430,861 in the nine months ended September 30, 2008 and 2007, respectively. Net proceeds from the sale of common stock were $84,360 and $384,182 in the nine months ended September 30, 2008 and 2007, respectively.

Commitments

a. Leases

The Company leases its office facilities under various operating leases expiring through October, 2012. Minimum future rental payments for non-cancelable leases as of September 30, 2008, are as follows (2008 is for three months) (unaudited):

Year Ending December 31,
20 2008	$88,558
20 2009	360,572
2 2010	374,790
201 2011	389,576
20 2012	335,678
Th Thereafter	—
$1,549,174

Related rent expense was $217,512 and $199,988 for the nine months ended September 30, 2008 and 2007, respectively.

b. Deferred Compensation

Pursuant to a 2002 employment agreement with a former executive, the Company recorded a discounted liability for deferred compensation. The unamortized amount included in notes payable and other long-term liabilities on the accompanying Balance Sheet at September 30, 2008 is $138,000.

Included in “Selling, general and administrative” in the accompanying Statement of Operations are $6,770, $10,679, $20,247 and $48,440 for the three and nine months ended September 30, 2008 and 2007, respectively, for the amortization of the discounts recorded against the deferred compensation obligations. Total deferred compensation obligations for 2008 (remaining three months) and 2009 (the termination of the obligation) are $68,000 and $70,000, respectively. The Company has accounted for this individual deferred compensation arrangement in accordance with Accounting Principles Board (APB) Nos. 12 and 21.

Preferred Stock Redemption Obligations

Excluded from the above table are redemption obligations under Series G, I and J Preferred Stock. If not previously converted, the Series Series G, I and J Preferred Stock must be redeemed by the Company as follows:

	Gross Amount
	Outstanding at	Scheduled Redemptions
Description	September 30, 2008	2009
Series G Preferred	$1,177,800	$1,177,800
Series I Preferred	5,797,651	5,797,651
Series J Preferred	708,800	708,800
Total	$7,684,251	$7,684,251

Subject to the contractual limitation on total beneficial ownership by Laurus to 9.99% of our common stock, the Series G, I and J Preferred Stock are convertible into a total of 20,065,472 shares of Common Stock.

Working Capital Line

The terms of the 2006 Working Capital Line are described in “Liquidity and Financial Condition” above.  As of September 30, 2008, $649,911 was outstanding under the 2006 Working Capital Line.

$750,000 Note

The terms of the $750,000 Note are described in “Liquidity and Financial Condition” above.  As of September 30, 2008, $750,000 was outstanding under the $750,000 Note.

$7.5 million Term Note

The terms of $7.5 million Term Note are described in “Liquidity and Financial Condition” above.  As of September 30, 2008, $7,500,000 was outstanding under the $7.5 million Term Note.

$1.75 million Term Note

The terms of $1.75 million Term Note are described in “Liquidity and Financial Condition” above.  As of September 30, 2008, $1.75 million was outstanding under the $1.75 million Term Note.

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

Revenues

For the three months ended September 30, 2008 and 2007, approximately 100% and 57%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product sales, and field service revenues from Biosentry. For the nine months ended September 30, 2008 and 2007, approximately 48.1% and 55.8%, respectively, of the Company’s revenues were contract revenues, with the remainder BriteLight sales, product sales, and field service revenues from Biosentry. Contract revenues are recognized based on the percentage of completion method wherein income is recognized pro-rata over the life of the contract based on the ratio of total incurred costs to anticipated total costs of the contract. Actual costs could differ from these estimated costs. Reimbursable or recoverable general and administrative (G&A) costs are charged to G&A expense as incurred. Estimated losses are fully charged to operations when identified. Product revenues are recognized upon the later of when the product is shipped or when additional contractual requirements related to the sale are completed.

Intangible Assets

Capitalized patent costs are amortized over ten years, and other intangible assets are amortized over not more than five years. Capitalized patent costs are reviewed quarterly for utilization and recoverability.  The Company periodically evaluates the carrying value of its long-lived assets and applies the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Under SFAS No. 144, long-lived assets and certain identifiable assets to be held and used in operations are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term, undiscounted cash flows is less than the carrying amount of the long-lived assets being evaluated. Management believes the carrying value of its long-lived assets does not exceed their estimated net realizable value at September 30, 2008.

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

Derivatives

In connection with the issuance of warrants with certain notes payable, the Company was required to register the underlying shares. The Company determined that the registration rights are an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative   Instruments and Hedging Activities, as amended. Under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the accounting treatment of these derivative financial instruments required that the Company record the derivatives at their fair values as of the inception date of the warrant agreements and at fair value as of each subsequent balance sheet date.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

The Company is required to provide quantitative and qualitative information about market risks (interest rate risk, foreign currency risk, commodity price risk and other relevant market risks) to the extent such risks are material to the Company. The Company has no investments in derivative financial instruments or in commodities. We are exposed to interest rate risk with borrowings under our $1.75 million, $7.5 million and $750,000 Term Notes and the Working Capital Line and Preferred Stock, all of which bear interest and dividends, respectively, based on the prime rate. As of September 30, 2008, we had $1,750,000, $7,500,000 and $750,000 under our Term Notes, $649,911 outstanding under our 2006 Working Capital Line and $7,684,251 of Preferred Stock outstanding. An immediate change of one percentage point in the prime rate would have caused an increase or decrease in interest and dividends, net of money market interest, of approximately $170,000 on an annual basis.

Item 4T.    Controls and Procedures.

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

Management, with participation by our CEO and CFO, has designed the Company’s disclosure controls and procedures to provide reasonable assurance of achieving the desired objectives. As required by SEC Rule 13a-15(b), in connection with filing our Quarterly Report on Form 10-Q, management conducted an evaluation, with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by the report.

Based upon that evaluation as of September 30, 2008, and the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended December 31, 2007, we identified material weaknesses in our internal control over financial reporting which still existed as of September 30, 2008. A material weakness is “a significant deficiency, or a combination of significant deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner.” As a result of these material weaknesses, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008.

As of December 31, 2007, we identified the following control deficiencies and the following remediations have been taken as of September 30, 2008:

•
As a small company, we historically employed a very small staff in our accounting and finance department. As a result, we did not have a sufficient complement of personnel with an appropriate level of accounting knowledge and expertise during the year ended December 31, 2007.  As of the date of this Report, we have added an additional executive to aid in the transaction approval process, and we have hired additional accounting staff to aid in the segregation of duties. Our existing staff has gained accounting knowledge through additional experience however we feel a material weakness still exists as of September 30, 2008 due to the need for greater experience with public company accounting and reporting.

•
As of December 31, 2007 we were in the process of implementing appropriate policies and procedures to allow for timely completion of financial control and reporting processes.  As of September 30, 2008, the Company has added additional policies, additional accounting personnel and has added review procedures by the CFO and CEO to contribute to the timely completion of financial control and reporting processes.

•
As of December 31, 2007 there was a need for a stronger internal control environment.  As of September 30, 2008, the Company has added additional corporate control policies, additional accounting personnel and has added review procedures by the CFO and CEO to develop a stronger internal control environment.

•
As of December 31, 2007 there were weaknesses identified in the Company’s revenue recognition and sales cut-off procedures.  As of September 30, 2008, the Company has added additional corporate control policies, additional accounting personnel and has added review procedures by the CFO and CEO to complement their revenue recognition and sales-cut off procedures.

Each of these control deficiencies has a reasonable possibility of resulting in a misstatement of account balances or disclosures that would result in a material misstatement to our financial statements that would not be prevented or detected. Accordingly, we have determined that each of the control deficiencies described above constitutes a material weakness.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2007, as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2008, were fairly stated in accordance GAAP for such financial statements. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2007 as well as our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) ("Internal Control") to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2008, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, despite the presence of some material weaknesses, the Company has concluded that, as discussed above, improvements in internal control procedures occurred during the last three month period.

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

Our cash requirements have been and will continue to be significant. Our net cash used from continuing operations for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006 was $4,834,809, $2,600,442 and $12,440,650, respectively. These negative cash flows are primarily related to operating losses and fluctuations in working capital items. As disclosed elsewhere in this report, we will continue to use cash in 2008 and 2009 and the Company will require additional borrowings under its $1.75 million Term Note and additional financing for working capital requirements through 2008 and 2009, to continue the development of some of our emerging new products and to continue our progression toward commercialization of all products. Although we have been able to draw down under the $1.75 million Term Note to date there is no assurance that Laurus will continue to release additional funds beyond November 2009.  The Company is continuing to pursue further financing with Laurus and other opportunities to raise additional funds in the future. Although the Company has been successful in raising funds in the past, there can be no assurance that we will be able to successfully raise additional funds in the future. The failure to raise additional capital will have a significant adverse effect on the Company’s financial condition and its operations.

Our continuing decline in revenues and our net and operating losses are significant and could have an adverse impact on our stock price.

Our revenues, exclusive of discontinued operations, for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006 were $284,106, $869,662 and $1,998,183, respectively. Our net loss for the nine months ended September 30, 2008 and for the years ended December 31, 2007 and 2006 was $19,406,534, $1,623,906 and $13,106,681, respectively. Failure to achieve significant sales of our new products in the future and continued losses will further reduce our shareholders’ equity and will have a significant adverse impact on our stock price.

If our BioSentry business is unsuccessful, it will cause a significant adverse effect on our financial condition and significant accounting write-offs.

If our BioSentry business is unsuccessful over the next year in either selling significant numbers of BioSentry units or in finalizing significant partnering arrangements, we will have to consider curtailing the BioSentry operations which would result in further reductions in BioSentry personnel and the write-down of a significant portion of the BioSentry assets.

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

Material weaknesses in our internal control over financial reporting and in our disclosure controls existed as of December 31, 2007 and continue to exist, but to a lesser degree, as of September 30, 2008.  The Company has added to the segregation of duties by adding additional executives in the transaction approval process, improved timely completion of financial control and reporting activities through additional staff and increased experience of existing staff and increased its formal internal control environment through additional corporate control procedures and accounting staff. Management of the Company believes that these material weaknesses still exist however, due to the smaller size of the Company’s accounting staff. However, the relatively small size of the Company’s accounting staff may prevent the achievement of completely adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation. See “Part I -Item 4 — Controls and Procedures” for a more complete description of this material weakness.

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

As of September 30, 2008, there were approximately 190,000,000 shares of common stock subject to issuance upon exercise of outstanding options and warrants. In addition, as of September 30, 2008, our Series G, I and J Preferred Stock is convertible into a total of 20,065,472 shares of Common Stock at conversion prices ranging from $0.1022 to 2.00 per share, subject to a contractual limitation on total beneficial ownership by Laurus of 9.99% of our Common Stock.

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

None

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on August 22, 2008, the following matters were voted on:

(a)
The following directors were elected: C. Neil Beer (43,673,266 affirmative votes and 1,387,530 votes withheld); Charles A. Dickinson (43,629,929 affirmative votes and 1,430,867 votes withheld); J. Paul Gilman (43,649,850 affirmative votes and 1,411,946 votes withheld); James B. McCarthy (43,762,960 affirmative votes and 1,297,836 votes withheld); and Richard J Naughton (43,684,861 affirmative votes and 1,735,935 votes withheld).

(b)
The proposal to ratify the selection of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditor for the fiscal year ending December 31, 2007 was approved with 44,048,497 affirmative votes, 893,502 negative votes and 118,797 abstaining votes.

Item 6. Exhibits.

Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit 32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act 2002.

32

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JMAR TECHNOLOGIES, INC.
November 14, 2008	By:	/s/ C. Neil Beer
C. Neil Beer, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2008	By:	/s/ Edward C. Hall
Edward C. Hall, Chief Financial Officer